Form 10-Q
period 1995-09-30
MACROCHEM CORP
filed 1995-11-13
CIK 743884

SECURITIES AND EXCHANGE COMMISSION

                   Washington, D.C. 20549

                          FORM 10-Q
(Mark One)
[X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                 THE SECURITIES EXCHANGE ACT OF 1934
                 For the Quarter Ended September 30, 1995
                                  or

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934
               For the Transition Period from ____ to ____

                 	Commission file number 0-13634

                       MACROCHEM CORPORATION
                    (Exact name of registrant as
                     specified in its charter)

      Delaware                                     04-2744744
(State of Organization)					 	                  (I.R.S. Employer
                                              Identification Number)

            110 Hartwell Avenue, Lexington, Massachusetts  02173
             (Address of principal executive offices, Zip Code)

                              (617)862-4003
            (Registrant's telephone number, including area code)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange
Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

Yes  X    No

     As of November 6, 1995, there were 12,824,676 shares of Common Stock, $.01 par value per share of the Registrant outstanding.

                         MacroChem Corporation Balance Sheets
                                      Assets

                                                  (Unaudited)
                                                  September 30,     December 31,
                                                      1995             1994
                                                ________________________________

CURRENT ASSETS

     Cash and cash equivalents                 $   3,441,718    $     585,458
     Marketable securities                         1,644,764        3,279,375
     Prepaid expenses and other current assets       100,266           90,524

          TOTAL CURRENT ASSETS                     5,186,748        3,955,357

PROPERTY AND EQUIPMENT, net of
   accumulated depreciation:
   1995 - $354,840; 1994 - $317,757                  273,318          274,880

OTHER ASSETS

     Patents, net of accumulated amortization:
     1995 - $25,998; 1994 - $19,514                  182,469          203,053
     Deposits                                          4,460            4,310

          TOTAL OTHER ASSETS                         186,929          207,363

TOTAL ASSETS                                       5,646,995        4,437,600


The accompanying notes are an integral part of these financial statements.

<PAGE1>



                         LIABILITIES AND STOCKHOLDERS' EQUITY

                                                 (Unaudited)
                                                 September 30,     December 31,
                                                    1995               1994
                                                 ______________________________

CURRENT LIABILITIES

     Current portion of capitalized
       lease obligations                        $  21,641         $  18,614
     Accounts payable and accrued expenses        177,379           153,957
     Deferred compensation due to officer         157,048           161,250
     Deferred rent                                  5,928             5,298

         TOTAL CURRENT LIABILITIES                361,996           339,749

LONG-TERM LIABILITIES

     Deferred rent, non-current portion             2,496             6,942
     Capitalized lease obligation-long-term        25,872            41,101

         TOTAL LONG-TERM LIABILITIES               28,368            48,043

         TOTAL LIABILITIES                        390,364           387,792

STOCKHOLDERS' EQUITY

     Common stock, authorized 30,000,000
     shares, issued and outstanding, 12,824,676
     shares and 11,569,643 shares at
     September 30, 1995 and December 31, 1994,
     respectively                                 128,247           115,696
     Additional paid-in capital                19,262,333        16,424,614
     Accumulated deficit                      (14,133,949)      (12,490,502)

        TOTAL STOCKHOLDERS' EQUITY              5,256,631         4,049,808

        TOTAL LIABILITIES AND STOCKHOLDERS'
          EQUITY                                5,646,995          4,437,600


The accompanying notes are an integral part of these financial statements

<PAGE2>



                              MACROCHEM CORPORATION
                            STATEMENTS OF OPERATIONS

                                     (Unaudited)            (Unaudited)
                                  Three months ended     Nine Months ended
                                    September 30,          September 30,
                                  1995        1994        1995      1994
                                  ______________________________________________

REVENUES

 Product sales and
  royalty income                $   108   $     200   $      108   $    6,710
 Research contracts                   0      37,500       15,150       37,500

		TOTAL REVENUES                    108      37,700       15,258       44,210

OPERATING EXPENSES

	Marketing, general and
  administrative	                285,989    242,145       910,788     865,404
	Research and development	       362,726    287,474       900,353     759,578
 Consulting fees with related
   parties                         9,000      9,000        27,000      27,000

  TOTAL OPERATING EXPENSES       657,715    538,619     1,838,141   1,651,982

  LOSS FROM OPERATIONS	         (657,607)  (500,919)   (1,822,883) (1,607,772)

INTEREST INCOME-NET               66,410  	  48,590       179,436    	128,428

  NET LOSS	                   $ (591,197) $(452,329)  $(1,643,447) $(1,479,344)

  NET LOSS PER COMMON SHARE   $     (.05) $    (.04)  $      (.14) $     (.13)

  Weighted Average Number of
		Common Shares Outstanding    12,709,683  11,554,193   12,093,045  11,568,639


The accompanying notes are an integral part of these financial statements.

<PAGE3>



                              MACROCHEM CORPORATION
                             STATEMENTS OF CASH FLOWS
                                                          (UNAUDITED)
	  		     		                               		  Nine Months ended September 30,
                          	                         1995            1994
                                               _________________________________

CASH FLOW FROM OPERATING ACTIVITIES:

Net loss		                                     $  (1,643,447)    $ (1,479,344)
Adjustments to reconcile net loss to net
  cash from operating activities:
  Depreciation and amortization                        57,692          41,170
  Abandoned patent costs                               20,703               0
  Amortization of discounts on
   marketable securities                            (  134,589)             0
  Gain on sale of equipment                         (    3,925)             0
  Issuance of common stock in exchange for services          0         10,725
Increase (decrease) in cash from:
  Accounts receivable                                        0         25,169
  Prepaid expenses and other current assets         (    9,742)    (   32,343)
  Accounts payable and accrued expenses                 23,422      (  64,337)
  Deferred compensation                             (    4,202)        24,500
  Deferred rent                                     (    4,446)     (   4,446)
     Total adjustments                              (   55,087)           438

     NET CASH FROM OPERATING ACTIVITIES             (1,698,534)    (1,478,906)

CASH FLOWS FROM INVESTING ACTIVITIES:

  Purchases of marketable securities                (3,489,800)    (3,647,269)
  Proceeds from maturities of marketable securities  5,259,000        400,000
  Expenditures for property and equipment           (   50,521)    (  139,334)
  Proceeds from sale of equipment                        4,800              0
  Increase in other assets                          (    6,753)    (   22,416)

     NET CASH FROM INVESTING ACTIVITIES              1,716,726     (3,409,019)

CASH FLOWS FROM FINANCING ACTIVITIES:

  Principal payments on capital lease               (    12,202)            0
  Proceeds from issuance of common stock, net         2,227,000             0
  Proceeds from exercise of common stock options        533,270         1,313
  Proceeds from exercise of common stock warrants        90,000       374,550

     NET CASH FROM FINANCING ACTIVITIES               2,838,068       375,863

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS  2,856,260    (4,512,062)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD          585,458     5,555,139

CASH AND CASH EQUIVALENTS, END OF PERIOD           $ (3,441,718) $ (1,043,077)


The accompanying notes are an integral part of these financial statements.

<PAGE4>


                             MACROCHEM CORPORATION
                            STATEMENT OF CASH FLOWS

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

   During the nine months ended September 30, 1995 and 1994, cash paid for interest was $3,666 and $-0-, respectively. The Company did not pay any income taxes during these periods.



The accompanying notes are an integral part of these financial statements.
<PAGE5>

                             MACROCHEM CORPORATION
                         NOTES TO FINANCIAL STATEMENTS
                                 (UNAUDITED)

(1) As permitted by the rules of the Securities and Exchange Commission (the "Commission") applicable to quarterly reports on Form 10-Q, these notes are condensed and do not contain all discosures required by generally accepted accounting principles. Reference should be made to the financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

In the opinion of management of the Company, the accompanying unaudited financial statements reflect all adjustments which were of a normal recurring nature necessary for a fair presentation of the Company's results of operations and cash flows for the three and nine months ended September 30, 1995 and 1994.

The results disclosed in the unaudited Statements of Operations for the three and nine months ended September 30, 1995 are not necessarily indicative of the results to be expected for the full year.

(2) Certain amounts in the 1994 financial statements have been reclassified to conform to current presentation. Management has revised its methodology by which certain expenses are allocated to research and development. As a result, research and development expenses increased, and marketing, general and administrative expenses decreased for the three months and nine month periods ended September 30, 1994 by approximately $127,000 and $340,000, respectively.

<PAGE6>

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

  MacroChem's primary business is the development and commercialization of transdermal drug delivery compounds and systems designed to promote the delivery of drugs from the surface of the skin into the skin and bloodstream The Company currently derives no significant revenue from product sales, royalties or license fees. The Company plans to develop specific SEPA(R) formulations for use with proprietary and non-proprietary drugs manufactured by pharmaceutical companies, and to commercialize these products through the formation of partnerships, strategic alliances and license agreements with those companies. In order to attract strategic partners the Company is conducted limited clinical testing of certain SEPA-enhanced pharmaceuticals.
   The Company's results of operations vary significantly from quarter to quarter and depend, among other factors, on the signing of new licenses and product development agreements, the timing of revenues recognized pursuant to license agreements, the achievement of milestones by licensees and the progress of clinical trials conducted by licensees. The timing of the Company's revenues may not match the timing of the Company's associated product development expenses. To date, research and development expenses have generally exceeded revenue in any particular period. Furthermore the amount of revenue in any given period is not necessarily indicative of expected revenue for the year.

RESULTS OF OPERATIONS
Three Months Ended September 30, 1995 Compared to Three Months Ended September 30, 1994

  During the three months ended September 30, 1995 the Company had virtually no revenues as compared to approximately $37,500 of fees from feasibility studies and other collaborative agreements during the same period in 1994.
  Marketing, general and administrative expenses increased approximately $44,000 (18%) as compared to the 1994 period. The Company has continued its emphasis on marketing to potential licensees and to potential partners in other strategic alliances. Research and development expenses were approximately $363,000 and $287,000, an increase of 26%, during the three month periods ended September 30, 1995 and 1994, respectively, as the Company continues to emphasize internally conducted research.

Nine Months Ended September 30, 1995 Compared to Nine Months Ended September 30, 1994

  Total revenue for the nine months ended September 30, 1995 was approximately $15,300 compared to $15,300 compared to $44,200 for the nine months ended in 1994. Revenues earned in the 1995 period are from the completion of a feasibility study during the first quarter of 1995.
  Marketing, general and administrative expenses increased approximately $45,000 from $865,000 during the 1994 period to approximately $911,000 during the 1995 period. Research and development expenses were approximately $900,000 and $760,000, an increase of $140,000 (18%), for the nine months ended September 30, 1995 and 1994, respectively. During 1994 the Company increased its research and development staff from three employees to its present level of seven and has continued expansion of its internal research and development capabilities through the construction of a pilot scale manufacturing facility conforming to the FDA's current Good Manufacturing Practices (cGMP).

<PAGE7>

LIQUIDITY AND CAPITAL RESOURCES

  Since inception, the Company has financed its operations primarily through the private and public sale of its securities, and to a lesser extent, by licensing proprietary technology and products, governmental grants and limited sales of products and test materials. As of Septemer 30, 1995, the Company had working capital of approximately $4,825,000 compared to $4,104,000 at September 30, 1994. During the nine month period ended September 30, 1995, the Company received proceeds of $2,850,000 from the issuance of common stock.
  Until such time as the Company obtains agreements with third party licensees or partners to provide funding for the Company's anticipated business activities, or the Company is able to obtain funds through the private or public sale of its securities, the Company's working capital is expected to continue to decline.
  The Company, while relying primarily on third party licensees for revenue, must rely on equity financing to fund a portion of operations, development costs, and to obtain regulatory approvals and the manufacturing and marketing of its products. During the nine months ended September 30, 1995 net funds received from equity financing aggregated approximately $2,850,000 as compared to approximately $376,000 for the comparable period in 1994.
  The Company's long term capital requirements will depend upon numerous factors including the progress of the Company's research and development programs, the resources that the Company devotes to self-funded early stage clinical testing of SEPA enhanced compounds, proprietary manufacturing methods and advanced technologies, the ability of the Company to manufacture products under those agreements, and the demand for its products or the products of its licensees or strategic partners, if and when approved for sale by regulatory authorities. In any event, substantial additional funds will be required before the Company is able to generate revenues sufficient to support its operations. There is no assurance that the Company will be able to obtain such additional funds, or obtain them on terms favorable to the Company. The Company's inability to raise sufficient funds could require it to delay, scale back or eliminate certain research and development programs.
  The Company anticipates additional capital expenditures of approximately $85,000 during the remainder of the fiscal year ending December 31, 1995.
  The Company believes that its existing cash, cash equivalents and marketable securities will be sufficient to meet its operating expenses and capital requirements for a period of at least the next twelve months.

<PAGE8>

PART II  OTHER INFORMATION

Items 1 through 5:  Not applicable

Item  6  Exhibits and Reports on Form 8-K

     (a) Exhibit 27. Financial Data Schedule
     (b) No filings on Form 8-K occurred during the quarter ended
         Septebmer 30, 1995.

<PAGE9>

                            SIGNATURES

    Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly cause this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   MacroChem Corporation
                                   Registrant

November 13, 1995                  Alvin J. Karloff
                                   President and C.E.O.
<PAGE10>