Form 10-K
period 1995-12-31
MACROCHEM CORP
filed 1996-03-29
CIK 743884

                             UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION

                        Washington, D.C. 20549

                               FORM 10-K
(Mark One)
[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934 [Fee Required]
     For the Fiscal Year Ended December 31, 1995

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES     EXCHANGE ACT OF 1934
     For the Transition Period from ____ to ____

                    Commission file number 0-13634

                         MACROCHEM CORPORATION
        (Exact name of registrant as specified in its charter)

 DELAWARE                               04-2744744
(State or other jurisdiction of            (I.R.S. Employer
incorporation or organization)             Identification No.)
                         110  HARTWELL AVENUE
                  LEXINGTON, MASSACHUSETTS 02173-3134
               (Address of principal executive offices)
                            (617) 862-4003
                          (Telephone number)

 Securities registered pursuant to Section 12(b) of the Act:      None

      Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, $.01 par value
                      ---------------------------
                           (Title of Class)

                           Class A Warrants
                           ----------------
                           (Title of Class)

                           Class AA Warrants
                           -----------------
                           (Title of Class)

                           Class X Warrants
                           ----------------
                           (Title of Class)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes      X  No____

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
[  ]
     The aggregate market value of the shares of Common Stock, held by non-affiliates, based upon the average bid and asked prices for such stock on February 298, 1996 was approximately $95,940,000. As of February 298, 1996, 15,896,599 shares of common stock, $.01 par vlaue, were outstanding.

                  Documents Incorporated By Reference

      Portions of the registrant's definitive Proxy Statement (the "Proxy Statement") for its 1996 Annual Meeting of Stockholders presently intended to be filed with the Securities and Exchange Commission by April 30, 1996 are incorporated by reference into Part III of this Form 10-K.

PART I

ITEM 1.  BUSINESS.

      This report contains forward-looking statements that involve risks and uncertainties. The CompanyOs actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed or referred to in ORisk FactorsO.

            MacroChem's primary business is the development and commercialization of transdermal drug delivery compounds and systems designed to promote the delivery of drugs from the surface of the skin into the skin and into the bloodstream. SEPA" compounds, the Company's primary proposed products, when properly combined with particular drugs, create pharmaceutical formulations (creams, gels, solutions, etc.) that enhance the transdermal delivery of drugs into the skin and into the bloodstream. Modified SEPA" formulations combined with the Company's polymers and adhesives can also be used with patch formats to achieve the transdermal delivery of selected drugs as well. The Company believes that SEPA" compounds enhance the diffusion of drugs into and through the skin by making the outer layer of the skin (stratum corneum) more permeable to the drug molecule. Transdermal delivery provides an alternative method to other methods of drug administration (injection, oral dosage forms, inhalation), and may allow selected drugs to be administered more effectively, at a lower dose, with fewer adverse events and with improved patient compliance.

           The Company is developing specific SEPA" formulations for use with non-proprietary and proprietary drugs manufactured by pharmaceutical companies, and plans to commercialize these products through the formation of partnerships, strategic alliances and license agreements with those companies. In order to attract strategic partners, the Company is conducting clinical testing of certain SEPA"- enhanced pharmaceuticals. The Company believes that if the clinical trials are successful the results will aid the Company in attracting partners to assist in the promotion of the product. Because of the substantial costs involved in bringing a new pharmaceutical product or a new formulation of an old drug to the market, the Company may be required to rely on pharmaceutical companies to conduct all or part of the clinical trials necessary to gain regulatory approval to manufacture and to market any resulting product.

      The Company has acquired the rights to low molecular weight reactive polyvinyl pyrrolidone oligomers (PEVs) from the Consiglio Nazionale delle Ricerche, Italy's National Science Foundation. PEVs, when attached to enzymes and polypeptides, may reduce the level of side effects, increase the stability and increase the therapeutic response of these proteins.

          The Company has also developed a series of new low molecular weight polymers, termed MacroDermTM, for cosmetic use and the topical delivery of pharmaceuticals. During 1996 the agent will be studied by a consultant at the University of California at San Francisco in order to identify cosmetic applications.

           The Company does not maintain general product liability insurance, since the Company does not market SEPA"-drug products.or conduct clinical studies using SEPA"-drug products The Company recently commenced clinical studies and obtained specific product liability insurance relating to such studies. As of December 31, 1995, no asserted product liability claims exist against the Company. However, in the future, incidents could give rise to claims could exist which could exceed the Company's insurance coverage and resources.

RESEARCH AND DEVELOPMENT:  COLLABORATIVE ARRANGEMENTS

          The Company conducts its research and development activities through its own staff and facilities, as well as through collaborative arrangements with universities, contract research organizations and independent consultants. At present the Company has _19 __ full-time employees, 11 of whom are devoted to research and development and regulatory affairs. In addition, a certain a Company officer serves as Scientific Director and devotess approximately 75% of his his time to Rresearch and Ddevelopment. Research and developmental expenditures aggregated $1,109,500________, and $854,200 $931,500 and $446,484
during the years ended December 31, 1995, and December 31, 1994, and the nine months ended December 31, 1993, respectively. The Company is also dependent upon third parties to conduct complete clinical studies, obtain FDA and other regulatory approvals and manufacture and market a finished product.

           The Company anticipates incurring significant development expenditures in the future as the Company continues its efforts to develop its present compounds and new drug formulations and as it begins to research other technologies and to expand its toxicological and clinical studies of certain drugs. The Company conducts stability studies, tests its unique formulations and designs manufacturing processes for its SEPA" compounds and adhesive and polymer technologies at its facility and other facilities. The Company has finished its new cGMP (current Good Manufacturing Practices) facilities for the manufacture of dosage forms for pre-clinical and clinical evaluations. In addition, the Company has established the following ongoing research and development collaborative arrangements with respect to potential licensing candidates.

           In September 1994, the Company entered into a letter agreement with SmithKline Beecham Animal Health, then a division of SmithKline Beecham Corporation (after acquisition of this division by Pfizer from SmithKline Beecham, it was renamed Pfizer Animal Health) to collaborate in a program to increase the absorption of vaccines administered intranasally using SEPA", the Company's proprietary transdermal drug delivery compounds. The agreement with Pfizer Animal Health provides for the possibility of entering into a licensing agreement based upon the results of these initial studies. No assurance can be given, however, regarding the successful commercialization of these products.

      In August 1994, the Company entered into a letter agreement with Knoll Pharmaceutical Company commencing the initial phase of a drug development collaboration. The collaboration will examine the use of the Company's SEPA" drug delivery compounds in enhancing the transdermal delivery of one of Knoll's products. The agreement with Knoll provides for the possibility of entering into a licensing agreement based upon the results of these initial studies. No assurance can be given, however, regarding the successful commercialization of this product.

           In September 1990, the Company entered into a license agreement with Ascent Pharmaceuticals, Inc. ("Ascent") in which Ascent received an exclusive license to develop, test and market the Company's SEPA" compounds in combination with catecholamine bronchodilators for the treatment of respiratory disorders and, in combination with cromolyn sodium, to treat allergic disorders. Ascent is in the pre-clinical stage of its development program. However, no assurances can be given that the work conducted by Ascent will lead to the marketing of SEPA"- containing products for these indications.

PRODUCTS AND TECHNOLOGIES

BACKGROUND

           To be effective, drugs must reach an intended site in the body, at optimal concentration, at the proper time and for an appropriate length of time. Traditional methods of drug administration, such as oral ingestion, intramuscular and intravenous injections and inhalation, may be effective for a wide variety of drugs. However, depending upon the given drug, each method may have disadvantages. For example, in oral administration, a drug, which must pass through the gastrointestinal tract to be absorbed and metabolized, can break down, resulting in a lower amount of drug being therapeutically available. As a result, higher dosages of the drug must be used to produce the desired effect, which may cause irritation of the gastrointestinal tract and systemic toxicity.

          In addition, the rate at which orally administered drugs are absorbed may vary depending on several factors, including the drug's chemical properties, the patient's physiology, the length of time the drug remains in the gastrointestinal tract and the patient's meal patterns.

           Although the pharmaceutical industry has investigated a variety of alternative approaches for dealing with drug adverse events and loss in efficacy, through enteric coating of tablets, formulating with various waxes and cellulosic materials, microencapsulation and compressing tablets in various layers, the desired effects of these approaches are not always reproducible from patient to patient.

TRANSDERMAL DRUG DELIVERY

          Transdermal drug delivery is the process of delivering drugs into the skin so that they can be effective in the treatment of dermatological problems and diseases or through the skin and into the bloodstream for the treatment of systemic diseases.

           The skin is made up of three layers: the outer layer, the stratum corneum, the middle layer or viable epidermis and the inner layer, the dermis. The stratum corneum, which serves as the skin's primary barrier to chemical penetration, consists of closely packed dead cells and fatty (lipid) material. The epidermis is composed of several layers of active cells and tissue and the dermis consists, in part, of tissue containing hair follicles, nerve endings and blood capillaries. Within the stratum corneum, lipid layers bind the dead cells together to form a protective barrier. Research conducted by MacroChem scientists shows that SEPA" compounds affect drug delivery by acting, in part, upon the stratum corneum to disrupt the alignment of the lipid molecules within the lipid layers. This disruption increases the porosity of the lipid-cell layers, allowing drugs to diffuse through the stratum corneum through the more porous epidermis to the dermis, where they enter the blood stream through the capillaries. The rate and amount of drug absorbed can be controlled by varying the formulation used.

THE COMPANY'S DRUG-DELIVERY SYSTEMS AND OTHER PROPOSED PRODUCTS

SEPA" COMPOUNDS

      The delivery of a drug through the skin isdependsent on the drug's physical and chemical characteristics (molecular size and shape, the drug's solubility in lipids and water, its melting point and whether it is lipophilic or hydrophilic).

           Since some drugs move through the skin too rapidly, the transdermal system must retard the rate of drug absorption to ensure optimal efficacy with minimum toxicity. Other drugs move through the skin with difficulty, so the transdermal system must be formulated to increase the drug's rate of absorption through the skin. Common methods of transdermal delivery use common chemicals such as ethanol or fatty compounds to enhance penetration.

           Although certain delivery methods using chemicals have proven to be somewhat effective with specific drugs, such as drugs used for the treatment of motion sickness or those used to treat hormone deficiencies, they have caused adverse events, such as skin irritation and sensitivity at the site of application. Some drugs, because of their physical characteristics or the amount of drug necessary to achieve the desired therapeutic effect, have not been successfully delivered transdermally to date.

      The Company has developed SEPA" compounds that are designed to enhance the transport, penetration and controlled delivery of drugs through the skin. SEPA" compounds are generally colorless, clear liquids that are intended to promote drug delivery by aiding drug molecules to penetrate the skin, diffuse into or through the skin layers and become absorbed into the bloodstream.

     The Company has set up its own facility for the in vitro testing of drug formulations containing SEPA", and is currently less dependent on outside laboratories for this type of testing. The Company is conducting conducts in vitro studies to evaluate the transdermal enhancing effect of SEPA" in combination with a variety of drugs. The Company chose these drugs, with their differing physical and chemical characteristics, as representative of a broad spectrum of potential drug products. Although the Company's research and development efforts with SEPA" are at an advanced stage, the Company must still conduct substantial additional studies to demonstrate the efficacy and safety of any SEPA"-drug formulation. The Company has found that specific drugs administered transdermally with SEPA" demonstrated increased transdermal absorption. Some of the drug formulations tested by the Company with SEPA" contain compounds generally recognized as unlikely or difficult candidates for transdermal delivery because of their physical and chemical properties and molecular size. As these drug formulations are further developed, the Company plans to conduct additional studies to investigate the efficacy and safety of some of these formulations.

           Although in vivo testing has been conducted on SEPA" compounds, more studies will be needed to demonstrate the safety and efficacy of SEPA" compounds in connection with specific drug INDs (Investigational New Drug Applications), NDAs (New Drug Applications) or ANDAs (Abbreviated New Drug Applications) expected to be made by the Company or its business partners to the United States Food and Drug Administration (FDA). These applications are part of the FDA requirements that must be filed by a company prior to marketing a new drug in the United States. The Company has secured FDA approval of an IND on a double-blind study of SEPA"Os enhancement of the delivery of ibuprofen through the skin directly into sore muscles, and plans to file several INDs using SEPA "with various drugs. The Company, in association with third parties, is currently conducting pre-clinical studies with SEPA" formulations in combination with specific drugs for a variety of applications.

          The Company believes that SEPA" compounds can be used with a broad variety of new and existing drugs to enhance their commercial value. The improved therapeutic effectiveness and convenience of a transdermal SEPA" product may substantially expand the existing market for a drug. In addition, a formulation containing a SEPA" compound may prove to be a superior alternative to the existing methods of administering certain drugs.

MACRODERMTM DRUG DELIVERY SYSTEM

           The Company has developed a series of new low molecular weight polymers, termed MacroDermTM, for use with cosmetics and in the transdermal delivery of pharmaceuticals. Potential applications include their use with sunscreens, moisturizers, antifungals, antivirals, topical anesthetics, antipruretics and anti-acne preparations. The Company is currently supporting research at the University of California Medical Center in San Francisco on the use of MacroDermTM polymers in cosmetics and for the treatment of skin problems and diseases.

REACTIVE POLYVINYL PYRROLIDONE (PEV) OLIGOMERS

          PEVs, licensed by the Company from the Consiglio Nazionale delle Ricerche, Italy's National Science Foundation, are low molecular weight Reactive Polyvinyl Pyrrolidones which could provide a significantly improved method of delivering therapeutic enzymes, proteins and drugs. The technology may result in reduced side effects (such as less antigenicity), increased stability and the more effective therapeutic response of proteins and drugs through the attachment of PEVs to these molecules.

COMPETITION

      The Company competes with numerous firms, many of which are large, multi-national organizations with worldwide distribution. The Company believes that its major competitors in the drug-delivery sector of the health care industry include ALZA Corporation, Cygnus Therapeutic Systems, Elan Corporation, plc., Ciba-Geigy Limited and, Sandoz Limitedand The Procter & Gamble Company and Rhone-Poulenc Rorer in the treatment of bone disease. These firms have substantially greater capital resources, research and development and technical staffs, facilities and experience in obtaining regulatory approvals, as well as in manufacturing, marketing and distribution of products, than the Company. Recent trends in this area are toward further market consolidation of large drug companies into a smaller number of very large entities, further concentrating financial, technical and market strength and increasing competitive pressure in the industry. Academic institutions, hospitals, governmental agencies and other public and private research organizations are also conducting research and seeking patent protection and may develop competing products or technologies of their own through joint ventures or other arrangements. In addition, recently developed technologies or technologies that may be developed in the future may or could be the basis for competitive products. No assurance can be given that the Company's competitors will not succeed in developing technologies and products that are more effective or less costly to use than any that are currently being developed by the Company.

      The Company expects products approved for sale, if any, to compete primarily on the basis of product efficacy, safety, patient compliance, reliability, price and patent position. Generally, the first pharmaceutical product to reach the market in a therapeutic or preventative area is often at a significant advantage relative to later entrants to the market. The Company's competitive position will also depend on its ability to attract and retain qualified scientific and other personnel, develop effective proprietary products, implement production and marketing plans, obtain patent protection and secure adequate capital resources.

EMPLOYEES

     As of March 1, 1996, the Company had 19 employees, 11 of whom are devoted to responsible for research and development and regulatory affairs. In addition, a Company officer devotes approximately 75% of his time to research and development.

GOVERNMENT REGULATION

      The production and marketing of the Company's drug delivery systems and pharmaceutical products are subject to regulation for safety and efficacy by numerous federal, state and local agencies and comparable agencies in foreign countries. In the United States, the Federal Food, Drug and Cosmetic Act, the Public Health Service Act, the Controlled Substances Act and other federal statutes and regulations govern or influence the testing, manufacture, safety, labeling, storage, record keeping, approval, advertising and promotion of the Company's proposed products and technologies.

      Non-compliance with applicable requirements can result in fines and other judicially imposed sanctions including recalls and criminal prosecutions based on products, promotional practices, or manufacturing practices that violate statutory requirements. In addition, administrative remedies can involve voluntary recalls or cessation of sale of products, administrative detention, public notice, voluntary changes in labeling, manufacturing or promotional practices, as well as refusal of the government to enter into supply contracts or to approve NDAs. The FDA also has the authority to withdraw approval of drugs in accordance with statutory procedures.

      The FDA approval procedure involves completion of pre-clinical studies and the submission of the results of these studies to the FDA in an IND application. IND approval is then followed by human clinical studies leading to an NDA.

      Pre-clinical studies involve laboratory evaluation of product characteristics and animal studies to assess the efficacy and safety of the product. Human clinical trials are typically conducted in three sequential phases, but the phases may overlap. Phase I trials consist of testing of the product in a small number of volunteers primarily for safety at one or more doses. In Phase II, in addition to safety, the efficacy of the product is evaluated in a small patient population. Phase III trials typically involve multicenter testing for safety and clinical efficacy in an expanded population of patients at geographically dispersed test sites. A clinical plan, or "protocol," accompanied by the approval of the institutions participating in the trials, must be submitted to the FDA prior to commencement of each clinical trial. The FDA may order the temporary or permanent discontinuation of a clinical trial at any time if adverse events are observed in subjects. In addition, the FDA may request Phase IV trials after approval to resolve any lingering questions.

      A 30-day waiting period after the filing of each IND application is required by the FDA prior to the commencement of Phase I clinical testing in human subjects. If the FDA has not commented on or questioned the IND application within 30 days, initial clinical studies may begin. However, any FDA comments or questions must be answered to the satisfaction of the FDA before initial clinical testing can begin. In some instances, this process could result in substantial delay and expense.

     The results of the pre-clinical and clinical studies on new drugs are submitted to the FDA in the form of NDAs for approval to commence commercial sales. Following extensive review, the FDA may grant marketing approval, require additional testing or information or deny the application. Continued compliance with all FDA requirements and the conditions in an approved application, including product specifications, manufacturing process and labeling requirements, are necessary for all products. Failure to comply, or the occurrence of unanticipated adverse events during commercial marketing, could lead to the need for labeling changes, product recall, seizure, injunctions against distribution or other FDA-initiated action, which could delay further marketing until the products are brought into compliance.

      In certain cases, an ANDA may be filed in lieu of filing an NDA. An ANDA relies on bioequivalency tests that compare the applicant's drug with an already approved reference drug, rather than on clinical trials. An ANDA may be available to the Company for a new formulation of a drug which has already been approved by the FDA in other topical dosage forms. By concentrating on drug delivery systems employing existing drugs, the Company expects that the time for regulatory approval of certain products should be shorter than for entirely new substances.

      The NDA itself is a complicated and detailed document and must include the results of extensive animal, clinical and other testing, the cost of which is substantial. Although the FDA is required to review applications within 180 days of filing, in the process of reviewing applications the FDA frequently requests that additional information be submitted and starts the 180 day regulatory review period anew when the requested additional information is submitted. The effect of such requests and subsequent submissions can significantly extend the time for the NDA review process. Until an NDA is actually approved, no assurance can be given that the information requested and submitted will be considered adequate by the FDA to justify approval.

      In addition to the above, packaging and labeling of most of the Company's proposed products are subject to FDA regulation. The Company must get FDA approval for all labeling and packaging prior to marketing of a regulated product.

      Whether or not FDA approval has been obtained, approval of a product by a comparable regulatory authority must be obtained in most foreign countries prior to the commencement of marketing of the product in that country. The approval procedure varies from country to country and may involve additional testing, and the time required may differ from that required for FDA approval. Although some procedures for unified filings exist for certain European countries, in general each country has its own procedure and requirements, many of which are time consuming and expensive. Thus, substantial delays in obtaining required approvals from foreign regulatory authorities can result after the relevant applications are filed. After such approvals are obtained, further delays may be encountered before the products become commercially available.

      No assurance can be given that any required FDA or other governmental approval will be granted or, if granted, will not be withdrawn. Governmental regulation may prevent or substantially delay the marketing of the Company's proposed products, cause the Company to undertake costly procedures and furnish a competitive advantage to the more substantially capitalized companies with which the Company plans to compete. In addition, the extent of potentially adverse government regulations that may arise from future administrative action or legislation cannot be predicted.

PATENTS AND LICENSE RIGHTS

     The Company was granted a U.S. patent in 1994 relating to certain compounds useful for treatment of osteoporosis and hypercalcemia. Corresponding foreign patents have also issued in several European countries and Canada. A related U.S. patent issued in 1995 for the use of these compounds in the treatment of hypercalcemia. The Company holds patents on its SEPA" compounds in the United States, Canada and throughout Europe and the SEPA" patent application is pending in Japan. The Company owns a U.S. patent on a transdermal medicator. The Company filed patent applications in the U.S., Canada and Europe for unique low molecular weight polyvinyl pyrrolidone molecules and their use in stabilizing enzymes and other types of proteins. Two patent applications were filed in 1995 for minoxidil with SEPA" once-a-day treatment for baldness. The Company also filed a patent application in 1995 on its MacroDermTM technology.

      The Company believes that patent protection of its technologies, processes and products is important to its future operations. The success of the Company's proposed products may depend, in part, upon the Company's ability to obtain patent protection.

       The  Company  intends  to  enforce  its  patent  position   and
intellectual property rights vigorously. The cost of enforcing the Company's patent rights in lawsuits, if necessary, may be significant and could interfere with the Company's operations.

       Although the Company intends to file additional patent applications as management believes appropriate with respect to any new products or technological developments, no assurance can be given that any additional patents will be issued or, if issued, will be of commercial benefit to the Company. In addition, to anticipate the breadth or degree of protection that any such patents may afford is impossible. To the extent that the Company relies on unpatented proprietary technology, no assurance can be given that others will not independently develop or obtain substantially equivalent or superior technology or otherwise gain access to the Company's trade secrets, that any obligation of confidentiality will be honored or that the Company will be able to effectively protect its rights to proprietary technology. Further, no assurance can be given that any products developed by the Company will not infringe patents held by third parties or that, in such case, licenses from such third parties would be available on commercially acceptable terms, if at all.

      In connection with the prior research and development efforts of the Company, the Company owns several patents and possesses certain license rights in connection with other technologies, which it is not currently pursuing.

RISK FACTORS

      In addition to the other information in this report, the following risk factors should be considered carefully in evaluating the Company and its business. This report contains forward-looking statements that involve risks and uncertainties. The CompanyOs actual results may differ significantly from the results discussed in the forward-looking statements. in this report and in forward-looking statements made from time to time by the Company on the basis of managementOs then-current expectations. Factors that might cause such a difference include, but are not limited to, those discussed or referred to below.

HISTORY OF OPERATING LOSSES; NEED FOR CONTINUED WORKING CAPITAL

       The Company has been engaged primarily in research and development since its inception in 1981 and has derived limited revenues from the commercial sale of its products and licensing of certain technology. The Company has had no revenues relating to the sale of any products currently under development. The Company has incurred net losses every year since its inception and the Company anticipates that losses may continue for the foreseeable future. At December 31, 1995, the CompanyOs accumulated deficit was approximately $15___ million. The CompanyOs ability to continue operations after its current capital resources are exhausted depends on its ability to obtain additional financing and achieve profitable operations, as to which no assurance can be given. However, the Company believes that its financial resources are sufficient to meet planned operating activities for the next twelve months.

     The Company continues to pursue the commercialization of its SEPA technology through discussion and presentation of its technology to potential licensees. No assurance can be given that these discussions will lead to any licenses. No assurance can be given that any milestone fees or license fees will be received by the Company in the current fiscal year. For the foreseeable future, and until marketing approvals are obtained, and/or license agreements are entered into, if ever, the Company anticipates limited licensing revenue and no royalties from sales of products using SEPA for pharmaceutical purposes.

TECHNOLOGY UNCERTAINTY AND EARLY STAGE DEVELOPMENT

       Although several systems have been developed by various pharmaceutical companies to enhance the transdermal delivery of specific drugs, relatively limited research has been conducted in the expansion of transdermal delivery systems to a wider range of pharmaceutical products. Although the Company has demonstrated in preclinical and clinical studies that its SEPA transdermal compounds may have applicability with a broad range of drugs, transdermal delivery systems are currently marketed for only a limited number of products. In addition, transdermal delivery systems used to date have often demonstrated adverse side effects for users, such as skin irritation and delivery difficulties.

      The CompanyOs proposed products are in the early development stage, require significant further research, development, testing and regulatory clearances and are subject to the risks of failure inherent in the development of products based on innovative technologies. These risks include the possibilities that any or all of the proposed products may be found to be ineffective or toxic, or otherwise may fail to receive necessary regulatory clearances; that the proposed products, although effective, may be uneconomical to market; or that third parties may market superior or equivalent products. Due to the extended testing and regulatory review process required before marketing clearance can be obtained, the Company does not expect to be able to realize revenues from the sale of any drugs for [several years]in the near term.

NEED  FOR  SIGNIFICANT  PRODUCT  DEVELOPMENT  EFFORTS  AND  ADDITIONAL
FINANCING

     Before the Company or any licensees of the Company may market any products based upon the CompanyOs technology, significant additional development efforts and substantial preclinical and clinical testing will be necessary. Unless substantial additional financing is obtained, the Company may not have substantial working capital to complete clinical studies on any proposed products. No assurance can be given that the Company will be able to enter into any secure suchadditional ventures financing on favorable terms, if at all.

DEPENDENCE ON THIRD PARTIES FOR DEVELOPMENT; NO ASSURANCE OF  LICENSED
AGREEMENTS

      The Company intends to rely on licensees and joint venture arrangements to fund most of the costs relating to product development and clinical trials. Licensees may be expected to have the legal right to terminate funding a product at any time for any reason without significant penalty. The resources and attention devoted by a licensee to a product are not within the CompanyOs control, and this can result in delays in clinical testing, the preparation and prosecution orf regulatory filings and commercialization efforts. Further, no assurance can be given that the Company will be able to enter into new collaborative arrangements or that existing or future collaborative arrangements will be successful.

PRIOR DEVELOPMENT EFFORTS

     Since the CompanyOs inception in 1981, the Company has engaged in research and development activities with respect to a variety of technologies and products, including polymers for medical and industrial use, dental adhesives, osteoporotic drugs and transdermal drug-delivery products. Although the Company has generated differing levels of revenue over the last several years, none of the CompanyOs products or technologies has ever generated sustained revenues and the Company has never had profitable operations. The Company has expended a substantial amount of its resources in researching and developing technology relating to these products as well as in connection with the research and development of its transdermal delivery systems. No assurance can be given that the CompanyOs development activities with respect to its transdermal delivery systems will be successful or that these efforts, as well, will not be eventually abandoned.

LACK  OF  MARKETING  EXPERIENCE;  DEPENDENCE  ON  THIRD  PARTIES   FOR
MARKETING AND DISTRIBUTION OF PRODUCTS

      The Company intends to market and distribute its proposed products through others pursuant to licensing, joint venture, or similar collaborative arrangements or distribution agreements. The Company has no sales force or marketing organization. If the Company directly markets and sells any of such products, it will, among other things, have to attract and retain qualified or experienced marketing and sales personnel. No assurance can be given that the Company will be able to attract and retain qualified or experienced marketing and sales personnel or that any efforts undertaken by such personnel will be successful. Any contractual arrangements with others may result in a lack of control by the Company over any or all of the marketing and sales of such products.

DEPENDENCE ON THIRD PARTIES FOR MANUFACTURING

      The Company currently does not have facilities capable of manufacturing any proposed products in commercial quantities. Accordingly, the Company expects that it will be dependent to a significant extent on licensees, corporate partners or contract manufacturers for such manufacturing and for compliance with regulatory requirements for good manufacturing practices. The CompanyOs dependence on third parties for manufacturing may adversely affect the CompanyOs ability to develop and deliver products on a timely and competitive basis. If the Company decides to establish a commercial manufacturing facility, it will require substantial additional funds, will be required to hire and retain significant additional personnel and will be required to comply with extensive government regulations. No assurance can be given that the Company will be able to obtain additional capital to conduct such activities directly.

RELIANCE ON KEY EMPLOYEES; LIMITED PERSONNEL; ABILITY TO ATTRACT AND RETAIN QUALIFIED SCIENTISTS

      The success of the Company is dependent on the efforts and abilities of Dr. Carlos M. Samour, its Chairman of the Board of Directors and Scientific Director, and Alvin J. Karloff, its Chief Executive Officer and President. Dr. Samour and Mr. Karloff are employed by the Company under employment agreements that are of indefinite length and include non-disclosure and non-competition provisions. The loss of either Dr. Samour or Mr. Karloff could have a material adverse effect on the CompanyOs business.

      The CompanyOs business also depends on access to scientific talent, competition for which is intense and can be expected to increase.

     THE COMPANYOS BUSINESS ALSO DEPENDS ON ITS RELATIONSHIPS WITH VARIOUS UNIVERSITIES. THE COMPANY HAS (1) AN AGREEMENT WITH THE UNIVERSITY OF PISA IN ITALY, PURSUANT TO WHICH RESEARCHERS AT THE
UNIVERSITY OF PISA ARE ASSISTING THE COMPANY IN EXAMINING BOTH THE MECHANISMS OF SEPA ENHANCEMENT AND THE PHYSICAL AND CHEMICAL CHARACTERIZATION OF SEPA COMPOUNDS, AS WELL AS THE DEVELOPMENT OF NEW POLYMERS FOR USE IN TRANSDERMAL DRUG DELIVERY; (2) AN ON-GOING COLLABORATIVE RELATIONSHIP WITH THE UNIVERSITY OF PARIS IN FRANCE FOR CERTAIN ANIMAL AND HUMAN TESTING; AND (3) AN AGREEMENT WITH THE UNIVERSITY OF CALIFORNIA AT SAN FRANCISCO TO IDENTIFY COSMETIC APPLICATIONS. THERE CAN BE NO ASSURANCE THAT THE COMPANY WILL BE ABLE TO RENEW OR CONTINUE ANY SUCH ARRANGEMENTS ON TERMS ACCEPTABLE TO THE COMPANY, IF AT ALL.
 COMPETITION, GOVERNMENT REGULATION, PATENTS AND LICENSE RIGHTS

      See these sections, above, for a description of risk factors relating to these matters.

PRODUCT LIABILITY; NO GENERAL INSURANCE

      The design, development, manufacture and sale of the CompanyOs products involve an inherent risk of product liability claims and associated adverse publicity. The Company currently does not maintain general liability insurance and may need to acquire such insurance coverage prior to the commercial introduction of its products. No assurance can be given that the coverage limits of the CompanyOs insurance policies will be adequate. Such insurance is expensive, difficult to obtain and may not be available in the future on acceptable terms or at all. A successful claim brought against the Company if it is uninsured, or which is in excess of the CompanyOs insurance coverage, if any, could have a material adverse effect upon the Company and its financial condition.

UNCERTAINTY OF PHARMACEUTICAL PRICING AND RELATED MATTERS

     The future revenues and profitability of, and availability of capital for biotechnology companies may be affected by the continuing efforts of governmental and third-party payors to contain or reduce the costs of health care through various means. For example, in certain foreign markets pricing or profitability of prescriptions pharmaceuticals is subject to government control. In the United States, there have been, and the Company expects there will continue to be, a number of federal and state proposals to implement similar government control. While the Company cannot predict whether any such legislative or regulatory proposals will be adopted, the announcement or adoption of such proposals could have a material adverse effect on the CompanyOs prospects.

ITEM 2. PROPERTIES.

     The Company leases 9,702 square feet of office and laboratory space in Lexington, Massachusetts. Details of the lease agreements are set out in Note 56 of the Financial Statements included in Item 8 of this Report and in the form of lease included as an exhibit to this Report.

ITEM 3.   LEGAL PROCEEDINGS.

          None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

          No matters were submitted to a vote of security holders during the three months ended December 31, 1995, through the solicitation of proxies or otherwise.

PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
STOCKHOLDER MATTERS.

MARKET PRICE OF SECURITIES AND RELATED MATTERS

          The following chart sets forth the range of high and low bid prices for the Common Stock, Class A Warrants, Class AA Warrants and Class X Warrants for the periods indicated as obtained from NASDAQ and the NASD Electronic Bulletin Board:

                  Common Stock   Class A       Class AA      Class
                  Common Stock   Warrants      Warrants     Warrants
                      MCHM        MCHML         MCHMM        MCHMN
----------------------------------------------------------------------
--------------
Year Ended         High    Low  High   Low    High   Low   High    Low
December  31, 1994

First Quarter     4 1/8  2 1/8     2    3/4  1 3/8   3/8      3      1
Second  Quarter   2 5/8  1 1/4 1 1/8    1/2  15/16   1/4  2 1/4    1/4
Third Quarter    2 3/16  1 1/21 1/16    3/8    3/4   1/4      1    1/2
Fourth Quarter    2 1/8  1 1/4    7/8   1/4    5 /8  1/4      1    1/2

December 31, 1995

First Quarter   2 15/16 1  1/8   3/4    1/4    5/8   1/8  1 1/2    1/2
Second Quarter  4  5/16 2 1/16 1 7/8    1/2  1 3/8   1/4  2 1/4    1/2
Third Quarter   6   1/2 3  3/8 3 3/8  1 1/2  2 3/8   7/8      4      1
Fourth Quarter  4 15/16      3 2 1/2  1 1/8  1 5/8   3/4      3  1 3/4

      The above quotations represent prices between dealers and do not include retail markups, markdowns or commissions and may not necessarily reflect actual transactions. As of December 31, 1995, there were 391 ____ record holders of the Company's Common Stock.

          The Company has never paid dividends on its Common Stock and its Board of Directors does not contemplate declaring any dividends in the foreseeable future. The Company presently intends to retain earnings, if any, to finance research, development, and expansion of its business.

ITEM 6.   SELECTED FINANCIAL DATA.




                                       TRANSITION PERIOD
                                          FROM APRIL 1      YEAR ENDED
             FISCAL YEAR ENDED MARCH 31  TO DECEMBER 31    DECEMBER 31

                          1992      1993      1993      1994      1995

STATEMENTS OF
OPERATIONS DATA:
Total revenue         $501,252$1,027,730  $123,819   $44,710   $17,493
Net loss             (124,369)   (2,539)(1,465,454)(1,969,442)(2,465,837)
Net loss per share      (0.02)      0.00    (0.13)    (0.17)    (0.20)

Balance Sheet Data:

Working capital       $148,869$6,508,411 $5,321,837$3,615,608$4,532,623
Current assets         244,213 6,664,117 5,633,155 3,955,357 4,962,562
Total assets           418,191 6,914,246 5,956,850 4,437,600 5,462,625
Current liabilities     95,344   155,706   311,318   339,749   429,939
Capital lease obligations  -0-       -0-       -0-    59,715    91,861
Total liabilities       95,344   165,378   324,188   387,792   486,198
StockholdersO equity   322,847 6,748,868 5,632,662 4,049,808 4,976,427



ITEM 7.  MANAGEMENTOS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF         OPERATIONS.

      The following discussion of the financial condition and results of operations for the Company should be read in conjunction with the acccompanying financial statements and related footnotes.

GENERAL

       MacroChem's primary business is the development and commercialization of transdermal drug delivery compounds and systems designed to promote the delivery of drugs from the surface of the skin into the skin and bloodstream. The Company currently derives no significant revenue from product sales, royalties or license fees. The Company plans to develop specific SEPA" formulations for use with proprietary and non-proprietary drugs manufactured by pharmaceutical companies, and to commercialize these products through the formation of partnerships, strategic alliances and license agreements with those companies. In order to attract strategic partners the Company is conducting limited clinical testing of certain SEPA@-enhanced pharmaceuticals.

      The Company's results of operations vary significantly from year to year and quarter to quarter, and depend, among other factors, on the signing of new licenses and product development agreements, the timing of revenues recognized pursuant to license agreements, the achievement of milestones by licensees and the progress of clinical trials conducted by licensees and the Company. The timing of the Company's revenues may not match the timing of the Company's associated product development expenses. To date, research and development expenses have generally exceeded revenue in any particular period and/or fiscal year.

      In May 1993, the Company changed its fiscal year end from March 31 to December 31, effective December 31, 1993.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1995 COMPARED TO DECEMBER 31, 1994

      The Company has continued to incur losses from operations. For the year ended 1995, the net loss was approximately $2,465,000 as compared to a loss of $1,969,000 for the previous year, a 25% increase. For the 1995 and 1994 years the Company realized operating revenues of approximately $17,500 and $44,700, respectively, which were from the completion of feasibility studies.

       Marketing, general and administrative expenses for 1995 aggregated approximately $1,541,000, an increase of $317,000 or 26%, from 1994's total of $1,224,000. During 1995, the Company used outside service providers for certain administrative and accounting functions, incurred increased recruiting expenses for the replacement and addition of several executive level employees, and increased marketing its technology to potential licensees and strategic alliance partners. In early 1996, the Company hired a vice president of operations, a director of research and development and a director of finance.

       Research and development costs increased by approximately $178,000 from $932,000 in 1994 to $1,110,000 for 1995, a 19% increase.
The Company has continued its emphasis on research and development of expanded uses of the Company's proprietary products. The construction of a pilot scale manufacturing facility, conforming to the FDA's current Good Manufacturing Practices (cGMP), during 1995, has increased the Company's internal research and development capabilities. This facility will allow for improvements in the manufacture and testing of its chemical compounds. 1996 costs are expected to increase due to the hiring of a director of research and development and to increased clinical study costs.

      Other income increased from a net amount of $177,000 in 1994 to $203,000 in 1995. This increase reflects greater cash on hand, offset in part by the effect of the flattening of US Treasury rates in the latter part of 1995. Interest expense was approximately $42,600 in 1995, reflecting management's decision to maximize available cash resources by acquiring new equipment through capital lease arrangements, rather than outright purchase.

YEAR ENDED DECEMBER 31, 1994 COMPARED TO THE NINE MONTHS ENDED
DECEMBER 31, 1993

      The Company had a net loss for the year ended December 31, 1994 of approximately $1,969,000, compared to a net loss for the nine months ended December 31, 1993 of $1,465,000. These losses continue to reflect the Company's lack of any significant license fee or development milestone fee agreements.

      Total revenue for 1994 approximated $44,700 compared to $123,800 in 1993, a decrease of $79,100. The decrease in revenues is attributable to a decrease in sales of SEPA" to The Upjohn Company, which terminated its two SEPA" license agreements with the Company in 1993 and 1994.

       Marketing,  general  and  administrative  expenses   for   1994
approximated $1,224,000 as compared to $1,170,000 for the nine-month period ended December 31, 1993.

      Research and development expenditures aggregated $932,000 for 1994 compared to $446,000 for the 1993 period. This increase in research and development expenditures represents the Company's continuing commitment to the development of its patented technology and the investigation of expanded uses for it.

     Other income, net increased by approximately $75,000 from 1993 to
1994.   The  increase  is attributable chiefly to  increased  interest income for a twelve month period in the 1994 year.

LIQUIDITY AND CAPITAL RESOURCES

      Since inception, the primary source of funding for the Company's operations has been the private and public sale of its securities, and to a lesser extent, the licensing of its proprietary technology and products, government grants and the limited sales of products and test materials. During 1995, the Company received aggregate net proceeds of approximately $3,376,000, from the exercise of stock options, stock warrants, unit purchase options and the issuance of new shares of
common  stock,  compared  to  approximately  $374,800  in  1994.    At
December 31, 1995 working capital was approximately $4,533,000 compared to $3,616,000 at December 31, 1994. The expected decrease in the Company's working capital, based upon the loss for the year ended December 31, 1995, was mitigated by the receipt of these net proceeds from the issuance of common stock. Until such time as the Company obtains agreements with third-party licensees or partners to provide funding for the Company's anticipated business activities or the Company is able to obtain funds through the private or public sale of its securities, the Company expects its working capital to decline.

      In connection with the Company's January 1993 private placement, affiliates of the placement agent were granted options to purchase a specified number of the units sold in the private placement, at the same price as in the private placement. Subsequent to December 31, 1995, an affiliate of the placement agent exercised its option to purchase some of these additional units, at an aggregate exercise price of $2,581,000. In addition, the affiliate exercised common stock warrants for an aggregate exercise price of approximately $1,055,000 subsequent to December 31, 1995.

      The Company's long term capital requirements will depend upon numerous factors including the progress of the Company's research and development programs; the resources that the Company devotes to self-funded early stage clinical testing of SEPA " enhanced compounds, proprietary manufacturing methods and advanced technologies; the ability of the Company to enter into additional licensing arrangements or other strategic alliances; the ability of the Company to manufacture products under those arrangements and the demand for its products or the products of its licensees or strategic partners if and when approved for sale by regulatory authorities. In any event substantial additional funds will be required before the Company is able to generate revenues sufficient to support its operations. There is no assurance that the Company will be able to obtain such additional funds on favorable terms, if at all. The Company's inability to raise sufficient funds could require it to delay, scale back or eliminate certain research and development programs.

      In addition to capital expenditures and additional patent development costs for the year ended December 31, 1995 of approximately $71,000, the Company entered into a capital lease for the acquisition of certain equipment.

      The Company anticipates capital expenditures of approximately $120,000 during the fiscal year ended December 31,1996. Additionally, the Company plans on conducting additional clinical studies for approximately $800,000 in 1996.

     The Company believes that its existing cash and cash equivalents, marketable securities and other investments will be sufficient to meet its operating expenses and capital expenditure requirements for at least the next twelve months. The Company's cash requirements may vary materially from those now planned because of changes in focus and direction of the Company's research and development programs, competitive and technical advances, patent developments or other developments. It is not believed that inflation will have any significant effect on the results of the Company's operations.

      Recently Issued Accounting Standards - The Financial Accounting Standards Board (the "FASB") has issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." This statement, which will be required in 1996, establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles and goodwill related to those assets to be held and used and for long-lived assets and certain identifiable intangibles which are to be disposed of. The Company has not yet determined the effect of implementing SFAS No. 121 on its financial position and results of operations in any future period.

      Postemployment Benefits - The FASB has issued SFAS No. 112, OEEmployersO Accounting for Postemployment Benefits,O which requires accrual of benefits (such as Eshort-term disability and severance benefits) provided by an employer to former or inactive employees and their beneficiaries after employment but before retirement. The Company adopted this statement during 1995 and the impact on the CompanyOs results of operations and financial position was not material.

      Fair Value of Financial Instruments - The FASB has issued SFAS No. 107, ODisclosures About Fair Value of EFinancial InstrumentsO which requires the disclosure of fair value of most financial instruments, both assets and liabilities, for which it is practical to estimate fair value. The Company adopted SFAS 107 during 1995.

     Stock-Based Compensation - In November 1995, the FASB issued SFAS 123, OAccounting for Stock-Based Compensation.O SFAS 123 addresses the financial accounting and reporting standards for stock-based employee compensation plans. SFAS 123 permits an entity to either record the effects of stock-based employee compensation plans in its financial statements or elect to provide the appropriate disclosures in the notes to the financial statements. The Company has elected to provide appropriate disclosures in the notes to financial statements, therefore there will be no impact on the CompanyOs results of operations or financial position. SFAS 123 is required to be adopted in 1996.

The foregoing statements in this report include forward-looking statements that involve risks and uncertainties. The CompanyOs actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed or referred to in Item 1, Business - ORisk FactorsO.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                         MacroChem Corporation
                         Financial Statements
                     Year Ended December 31, 1995
                   And Year Ended December 31, 1994
                and Nine Months Ended December 31, 1993

INDEPENDENT AUDITORSO REPORT

To the Board of Directors and Stockholders of MacroChem Corporation:

We have audited the accompanying balance sheets of MacroChem Corporation as of December 31, 1995 and 1994, and the related statements of operations, stockholders' equity, and cash flows for the years ended December 31, 1995 and 1994 and the nine months ended December 31, 1993. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of MacroChem Corporation at December 31, 1995 and 1994, and the results of its operations and its cash flows for the years ended December 31, 1995 and 1994, and the nine months ended December 31, 1993, in conformity with generally accepted accounting principles.




[SIGNATURE]
DELOITTE & TOUCHE LLP


Boston, Massachusetts
March 1, 1996

                        MACROCHEM CORPORATION
                           BALANCE SHEETS
                            DECEMBER 31,

ASSETS                                              1995          1994
------                                              ----          ----

CURRENT ASSETS:
   Cash and cash equivalents               $   3,591,779   $   585,458
   Marketable securities                         971,492     3,279,375
   Certificates of deposit                       287,000           ---
   Chemical supplies                              50,534        50,534
   Prepaid expenses and other
     current assets                               61,757        39,990
                                           -------------   -----------

   TOTAL CURRENT ASSETS                        4,962,562     3,955,357
                                           -------------   -----------


PROPERTY AND EQUIPMENT (NET)                     307,390       274,880
                                           -------------   -----------


OTHER ASSETS:
   Patents,  net                                 188,213       203,053
   Deposits                                        4,460         4,310
                                           -------------   -----------


   TOTAL OTHER ASSETS                            192,673       207,363
                                           -------------   -----------















TOTAL ASSETS                               $   5,462,625 $   4,437,600
                                           ============= =============


                        MACROCHEM CORPORATION
                           BALANCE SHEETS
                            DECEMBER 31,
                             (continued)


LIABILITIES AND STOCKHOLDERSO EQUITY                1995          1994
--------------------------------------             -----         -----
CURRENT LIABILITIES:
   Current portion of capitalized lease obligations$     36,616$    18,614
   Accounts payable and accrued expenses         290,345       153,957
   Accrued compensation                           97,050       161,250
   Deferred rent                                   5,928         5,928
                                           -------------   -----------

     TOTAL CURRENT LIABILITIES                   429,939       339,749
                                           -------------   -----------

CAPITALIZED LEASE OBLIGATIONS, Net of
        current portion                           55,245        41,101
DEFERRED RENT, Noncurrent portion                  1,014         6,942
                                           -------------   -----------

     TOTAL LONG-TERM LIABILITIES                  56,259        48,043
                                           -------------   -----------

     TOTAL LIABILITIES                           486,198       387,792
                                           -------------   -----------

COMMITMENTS & CONTINGENCIES (Notes 6,7)
STOCKHOLDERSO EQUITY:
   Preferred stock                                   ---           ---
   Common stock, $.01 par value,
      issued and outstanding, 13,129,321 shares
      and 11,569,643 shares at December 31, 1995
      and 1994, respectively                     131,293       115,696
   Additional paid-in capital                 19,801,473    16,424,614
   Accumulated deficit                      (14,956,339)  (12,490,502)
                                           -------------   -----------

TOTAL STOCKHOLDERSO EQUITY                     4,976,427     4,049,808
                                           -------------   -----------

TOTAL LIABILITIES AND
   STOCKHOLDERSO EQUITY                    $   5,462,625 $   4,437,600
                                           ============= =============

                        MACROCHEM CORPORATION
                      STATEMENTS OF OPERATIONS

                          Years Ended December 31,  Nine Months Ended
                         -------------------------   -----------------
                                1995          1994   December 31, 1993
                            --------      --------   -----------------
REVENUES

   Research contracts  $      17,493      $     44,710    $     47,831
   Product sales                 ---            ---             75,988
                        ------------      ------------    ------------
        TOTAL REVENUES        17,493            44,710         123,819
                        ------------      ------------    ------------

OPERATING EXPENSES

   Cost of product sales         ---               ---          53,500
   Marketing, general and
      administrative       1,541,095         1,223,657       1,169,630
   Research and development1,109,512           931,506         446,484
   Consulting fees with
      related parties         36,000            36,000          22,000
                        ------------      ------------    ------------

   TOTAL OPERATING EXPENSES     2,686,607    2,191,163       1,691,614
                        ------------      ------------    ------------

        LOSS FROM OPERATIONS      (2,669,114) (2,146,453)  (1,567,795)
                        ------------      ------------    ------------

OTHER INCOME (EXPENSE)

   Interest income           246,018           170,950         117,476
   Interest expense        ( 42,644)           (1,199)             ---
   Other                                          (97)           7,260     (15,135)
                        ------------      ------------    ------------

        TOTAL OTHER INCOME   203,277           177,011         102,341
                        ------------      ------------    ------------

        NET LOSS        $(2,465,837)      $(1,969,442)    $(1,465,454)
                        ============      ============    ============

NET LOSS PER SHARE            $(.20)            $(.17)          $(.13)
                              ======            ======          ======

WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES OUTSTANDING   12 ,331,560   11,558,105     10,874,172
                        ============      ============    ============

                              MACROCHEM CORPORATION
                       STATEMENTS OF STOCKHOLDERS' EQUITY


                         PREFERRED STOCK     COMMON STOCKADDITIONAL
                    --------------------------------------
                      NUMBER OF     PAR NUMBER OF     PAR    PAID-INACCUMULATED
                         SHARES   VALUE    SHARES   VALUE    CAPITAL     DEFICIT        TOTAL
--------------------------------------------------------------------------------
---------------------------------
BALANCE, MARCH 31, 1993 222,188$  2,22210,690,979$  106,910$ 15,695,342$ (9,055,606)   $  6,748,868

 Issuance of common stock
   for services
   rendered and in
   settlement of
   accounts payable         ---     ---     5,000      50     25,450         ---       25,500
Conversion of preferred
   stock to common stock (127,188)(1,272) 254,376   2,543   ( 1,271)         ---          ---
Exercise of common
   stock warrants           ---     ---   147,188   1,472    349,310         ---      350,782
Exercise of
   common stock options     ---     ---    26,000     260     14,303         ---       14,563
Costs associated
   with the registration and
   issuance of common
   stock and warrants       ---     ---       ---     ---   (41,597)         ---     (41,597)
Net loss                    ---     ---       ---     ---        --- (1,465,454)  (1,465,454)
                     ------------------------------------------------------------------------

BALANCE, DECEMBER 31, 199395,000    95011,123,543 111,235 16,041,537(10,521,060)5,632,662

Issuance of common stock for
services rendered and
    in settlement of
   accounts payable         ---     ---     6,600      66     11,709         ---       11,775
Conversion of preferred
   stock to common stock(95,000)  (950)   190,000   1,900      (950)         ---          ---
Exercise of common
   stock warrants           ---     ---   246,500   2,465    371,035         ---      373,500
Exercise of common
   stock options            ---     ---     3,000      30      1,283         ---        1,313
Net loss                    ---     ---       ---     ---        --- (1,969,442)  (1,969,442)
                     ------------------------------------------------------------------------


BALANCE, DECEMBER 31, 1994  ---     ---11,569,643 115,696 16,424,614(12,490,502)    4,049,808

Issuance of common stock    ---     --- 1,300,000  13,000  3,262,000         ---    3,275,000
Issuance of common
   stock for services rendered---   ---     4,145      42     16,270         ---      16,312
Exercise of common stock warrants   ---       ---  51,700        517      90,358          ---
90,875
Exercise of common stock options    ---       --- 203,833      2,038     531,231          ---
533,269
Costs associated with
   issuance of common
   stock and warrants       ---     ---       ---     ---  (523,000)         ---    (523,000)
Net loss                    ---     ---       ---     ---        --- (2,465,837)  (2,465,837)
                     ------------------------------------------------------------------------


BALANCE, DECEMBER 31, 1995        ---        $---13,129,321$ 131,293 $ 19,801,473$ (14,956,339)
$   4,976,427
                    =========== ==================================================================

                         MACROCHEM CORPORATION
                       STATEMENTS OF CASH FLOWS

                                               YEARS ENDED NINE MONTHS
                                               DECEMBER 31,DECEMBER 31,
                                               -------------------------
                                           1995      1994         1993
                                   ----------------------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                          $(2,465,837)  $(1,969,442)$(1,465,454)
                                   ----------------------  -----------


 Adjustments to reconcile net loss to net
   cash used by operating activities:
                  Depreciation and amortization    79,475       60,738     35,731
     (Gain) loss on disposal of equipment(3,925)    3,740          --
     Abandoned patent costs              22,592        --           --
     Issuance of common stock in exchange
     for services                        16,312    11,775     25,500
     Amortization of discounts on
      marketable securities          (152,316)   (88,108)          --
              Increase (decrease) in cash from:
     Accounts receivable                     --   34,000      (19,500)
     Prepaid expenses and other current assets(21,767) 4,026   28,724
     Chemical supplies                       --  (50,534)           --
     Accounts payable and accrued expenses136,388 (22,933)     97,674
     Accrued rent                            --        --     (19,362)
     Deferred compensation             (64,200)    32,750      77,300
     Deferred rent                      (5,928)   (5,928)       3,198
     Deposits                            ( 150)        --          --
                                   ----------------------  -----------


         Total adjustments                6,481  (20,474)      229,265
                                   ----------------------  -----------


         Net cash used by
           operating activities     (2,459,356)(1,989,916) (1,236,189)
                                   ----------------------  -----------


CASH FLOWS FROM INVESTING ACTIVITIES:
 Proceeds from sale of equipment          4,800        --          --
 Purchases of marketable securities (3,516,801)(5,491,267)         --
 Purchase of certificates of deposit  (287,000)        --          --
     Proceeds from maturities of
         marketable securities        5,977,000 2,300,000          --
 Expenditures for property and equipment(54,916)(130,666)     (77,528)
 Additions to patents                  (16,558)  (27,740)     (31,769)
                                   ----------------------  -----------


        Net cash provided (used) by
            investing activities      2,106,525(3,349,673)   (109,297)
                                   ----------------------  -----------


CASH FLOWS FROM FINANCING ACTIVITIES:
 Principal payments on capital lease   (16,992)   (4,905)          --
 Proceeds from issuance of common stock3,275,000       --          --
 Proceeds from exercise of common stock options   533,269        1,313     14,563
 Proceeds from exercise of common
     stock warrants                      90,875   373,500     350,782
 Costs associated with the registration and
     issuance of common stock and warrants(523,000)    --     (41,597)
                                   ----------------------  -----------


       Net cash provided by financing
                                     activities    3,359,152   369,908     323,748
                                   ----------------------  -----------

                         MACROCHEM CORPORATION
                 STATEMENTS OF CASH FLOWS (Continued)




                               YEARS ENDED DECEMBER 31,NINE MONTHS ENDED
                                   1995            1994DECEMBER 31, 1993

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS          $ 3,006,321   $(4,969,681)   $(1,021,738)

CASH AND CASH EQUIVALENTS,
                     BEGINNING OF PERIOD        585,458      5,555,139     6,576,877
                             -----------    -----------  ------------

CASH AND CASH EQUIVALENTS,
   END OF PERIOD             $ 3,591,779  $     585,458  $   5,555,139
                             ===========  ============= =============



SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid for interest aggregated $5,022, $1,199 and $0, respectively, for the years ended December 31, 1995 and 1994 and the nine months ended December 31, 1993. The Company did not pay any income taxes during those periods.


SUPPLEMENTAL DISCLOSURES OF NON-CASH ACTIVITIES:

   Issuance of common stock for services
    rendered and in settlement of
    accounts payable          $   16,312     $   11,775     $   25,500
                              ==========     ==========     ==========

   Equipment acquired in exchange for
    capital lease obligation  $   49,138     $   64,620        $    --
                              ==========     ==========     ==========

                         MACROCHEM CORPORATION
                     NOTES TO FINANCIAL STATEMENTS
                YEARS ENDED DECEMBER 31, 1995 AND 1994
              AND THE NINE MONTHS ENDED DECEMBER 31, 1993



1.NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

MacroChem   Corporation   (the  Company)  develops  and   licenses   transdermal
drug   delivery  compounds  and  systems  intended  to  promote   the   delivery
of drugs from the surface of the skin into the bloodstream.

The Company has been engaged primarily in research and development since its inception in 1981 and has derived limited revenues from the commercial sale of its products and licensing of certain technology. The Company has had no revenues relating to the sale of any products currently under development. The Company has incurred net losses every year since its inception and the Company anticipates that losses may continue for the foreseeable future. At December 31, 1995, the
CompanyOs accumulated deficit was approximately $15 million. The CompanyOs ability to continue operations after its current capital resources are exhausted depends on its ability to obtain additional financing and achieve profitable operations, as to which no assurances can be given. However, the Company believes that its financial resources are sufficient to meet planned operating activities for the next twelve months.

Change  in  Fiscal  Year  -  In  May 1993, the Company  elected  to  change  its
fiscal   year   end   from  March  31,  to  December  31.    This   change   was
effective for the period ended December 31, 1993.

Revenue   Recognition   -  Revenues  are  earned  and  recognized   based   upon
work performed, upon the sale or licensing of product rights, upon shipment of product, or upon the attainment of benchmarks specified in the related agreements.

Research and Development - Research and development costs are charged to operations as incurred. Such costs include proprietary research and development activities and expenses associated with research and development contracts. In 1995, the Company changed its definition of research and development to more properly reflect personnel efforts and other resources previously included in general and administrative expenses. This change had the effect of increasing research and development and decreasing general and administrative costs from amounts previously reported by approximately $250,000 for the year ended December 31, 1994. No reclassifications were necessary relating
to   1993   expenses   since  the  allocation  was  comparable   to   the   1995
presentation.

Cash   Equivalents   -   Cash   equivalents  consist   of   short-term,   highly
liquid   investments  purchased  with  remaining  maturities  of  three   months
or less.

Marketable   Securities   -  As  of  January  1,  1994   the   Company   adopted
Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The impact of adopting SFAS No. 115 was not material to the CompanyOs results of

1.    NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING
POLICIES (CONTINUED)

operations and financial position. This statement requires that equity securities with readily determinable fair values and all investments in debt securities are classified and accounted for as follows:

-    Debt   securities  that  the  enterprise  has  the  positive   intent   and
     ability    to    hold   to   maturity   are   classified   as    investment
     securities and reported at amortized cost.

-    Debt   and   equity  securities  that  are  bought  and  held   principally
     for the purpose of selling them in the near term are classified as trading securities and reported at fair value, with unrealized gains and losses included in operations.

-    Debt   and   equity   securities  not  classified  as   either   investment
     securities or trading securities are classified as available-for-sale securities and reported at fair value, with unrealized gains and losses excluded from operations and reported in a separate component of stockholders' equity.

     The   Company   intends  to  hold  until  maturity  its   investments   and
     accordingly,   such   investments  are  reported  at  amortized   cost   in
     the accompanying financial statements.

Chemical supplies - Chemical supplies held for sale are stated at the lower of cost or market, on a first-in, first-out basis.

Property and Equipment - Property and equipment are stated at cost. Depreciation and amortization are provided on the straight-line method over the estimated useful lives of the related assets which range from five to ten years.

Patents   -   The  Company  has  filed  applications  for  United   States   and
foreign    patents   covering   aspects   of   its   technology.    Costs    and
expenses   incurred   in  connection  with  pending  patent   applications   are
deferred. Costs related to successful patent applications are amortized over the estimated useful lives of the patents, not exceeding 17 years, using the straight-line method. Accumulated costs related to patents or deferred patent application costs that are considered to have limited future value are charged to expense. Accumulated amortization aggregated approximately $28,000 and $20,000, respectively, at December 31, 1995 and 1994.

On an on-going basis, the Company evaluates the recoverability of the net carrying value of various patents by reference to the patent's expected use in drug and other research activities as measured by outside interest in the Company's patented technologies and management's determination of potential future uses of such technologies. As a result of such evaluations, during 1995 the Company wrote off approximately $22,600 of costs associated with patents no longer having value.

Income Taxes - The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes", which requires the use of the liability method. The objective of this method is to establish deferred tax assets and liabilities for the temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities using tax rates in effect in the year(s) in which the differences are expected to reverse.

1.     NATURE  OF  BUSINESS  AND  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES
(CONTINUED)

Net   Loss   Per  Common  Share  -  Net  loss  per  common  share  is   computed
based on the weighted average number of common shares outstanding during each year. Common equivalent shares from convertible preferred stock, common stock options and common stock warrants are excluded from the computations as their effect is antidilutive.

Accounting Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The primary estimates underlying the CompanyOs financial statements include the useful lives of the CompanyOs patents and the valuation allowance established for the CompanyOs deferred tax assets.
Management bases its estimates on certain assumptions, which it believes are reasonable in the circumstances, and while actual results could differ from those estimates, management does not believe that any change in those assumptions in the near term would have a significant effect on financial position or the results of operations.

Recently Issued Accounting Standards - The Financial Accounting Standards Board (the "FASB") has issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." This statement, which will be required in 1996, establishes accounting standards for the impairment of long-lived
assets,   certain  identifiable  intangibles  and  goodwill  related  to   those
assets   to   be   held  and  used  and  for  long-lived  assets   and   certain
identifiable intangibles which are to be disposed of. The Company has not yet determined the effect of implementing SFAS No. 121 on its financial position and results of operations in any future period.

Postemployment Benefits - The FASB has issued SFAS No. 112, OEmployersO Accounting for Postemployment Benefits,O which requires accrual of benefits (such as short-term disability and severance
benefits)  provided  by  an  employer  to  former  or  inactive  employees   and
their beneficiaries after employment but before retirement. The Company adopted this statement during 1995 and the impact on the CompanyOs results of operations and financial position was not material.

Fair Value of Financial Instruments - The FASB has issued SFAS No. 107, ODisclosures About Fair Value of Financial InstrumentsO which requires the disclosure of fair value of most financial instruments, both assets and liabilities, for which it is practical to estimate fair value. The Company adopted SFAS 107 during 1995.

Stock-Based Compensation - In November 1995, the FASB issued SFAS 123, OAccounting for Stock-Based Compensation.O SFAS 123 addresses the financial accounting and reporting standards for stock-based employee compensation plans. SFAS 123 permits an entity to either record the effects of stock-based employee compensation plans in its financial statements or elect to provide the appropriate disclosures
in  the  notes  to  the  financial   statements.  The  Company  has  elected  to
provide   appropriate   disclosures  in  the  notes  to  financial   statements,
therefore   there   will       be  no  impact  on  the  CompanyOs   results   of
operations   or  financial  position.  SFAS  123  is  required  to  be   adopted
in 1996.

Other   -   Certain   items  in  the  financial  statements  for   the   periods
ended   December   31,  1994  and  1993  have  been  reclassified   to   conform
with                            current                            presentation.

2.   MARKETABLE SECURITIES

As  of  December  31,  1995,  all  marketable  securities  and  certificates  of
deposit    are   classified   as   investment   securities   and   carried    at
amortized cost. There have been no net realized gains or losses on the sale of securities for the years ended December 31, 1995 and 1994, or the nine month period ending December 31, 1993. The maturities of
investment  securities  held  at  December  31,  1995  and  1994  are  all   one
year or less.

The    carrying   amounts   and   approximate   market   value   of   investment
securities are as follows as of December 31, 1995 and 1994:

                               AmortizedUnrealized              Market
1995                                Cost         Gain            Value
------                          --------   ----------    -----------
   U. S. Treasury Securities $   971,492      $ 2,746      $   974,238
   Certificates of deposit
    (bearing interest rates
    ranging from 3.5% to 5.4%)   287,000         --            287,000
                            ------------     --------      -----------
                        $ 1,258,492     $  2,746           $ 1,261,238
                            ============    =========     ============

1994
-----
U. S. Treasury Securities $ 3,279,375      $  --           $ 3,279,375
                            ============    =========     ============

3.  PROPERTY AND EQUIPMENT

Property and equipment consists of the following as of December 31:

    Laboratory equipment                 $ 448,577         $ 378,874
    Office equipment                       142,549            139,167
    Leasehold improvements                  90,564              74,596
                                         ---------        ----------
    Total                                  681,690           592,637

    Less: accumulated depreciation and
    amortization                         (374,300)          (317,757)
                                        ----------          ----------
    Property and equipment, net          $ 307,390           $ 274,880
                                        ==========          ==========

4.   CAPITALIZED LEASE OBLIGATIONS

Equipment held under capital lease obligations included with owned property on the balance sheet consists of the following as of December 31, 1995:

   Classification

   Laboratory equipment                                $ 113,758
   Less: accumulated amortization                      ( 16,716)
                                                       ---------

                                                       $  97,042

Future minimum lease payments under capital leases are as follows:

   1996                                                $  43,401
   1997                                                   42,837
   1998                                                   19,653
                                                       ---------
   Total minimum lease payments                          105,891
   Less: imputed interest (approximately 12.0%)        ( 14,030)
                                                       ---------


Present value of minimum lease payments                   91,861
   Less: current portion                                  36,616
                                                       ---------


Capital lease obligation, net of current portion       $  55,245
                                                       =========

5.   STOCKHOLDERS' EQUITY

Authorized   Capital   Stock   -   Authorized   capital   stock   consists    of
30,000,000   shares  of  $.01  par  value  common  stock  of  which   13,129,321
shares  are  issued  and  13,056,807  are  reserved  for  conversion  of  common stock warrants and options at December 31, 1995. Authorized undesignated preferred stock total 5,500,000 shares.

Stock   Issuances   -   On   May   30,   1995,   MacroChem   Corporation    (the
OCompanyO) sold 1,000,000 shares of common stock, par value $.01 per share, to a single investor (the OInvestorO) in a private placement. The sale price was $2.75 per share. Pursuant to the Common Stock Purchase Agreement between the Company and the Investor, the Investor has the right to designate one person to serve on the CompanyOs Board
of   Directors,   as  long  as  the  designee  is  reasonably  satisfactory   to
the Company. The firm of Janssen-Meyers, L.P. (OJ-MO) received a brokers fee of $357,500 from the Company for this private placement.
Mr. Janssen and Mr. Meyers are principals of J-M and each own more than 10% of the CompanyOs voting securities.

In   January   1993,   the  Company  completed  a  private  placement   offering
whereby   142   units  (the  Units),  each  consisting  of  30,000   shares   of
common stock, 10,000 Class A common stock warrants and 10,000 Class AA common stock warrants, were sold, or issued in exchange for certain notes payable, for $52,500 per Unit. Each Class A and Class AA common stock warrant is exercisable for one share of common stock at a price per share, subject to adjustment, of $3.00 and $4.50, respectively. As of November 9, 1994, under certain circumstances, based primarily upon  the  trading  price  of  the Company's common  stock,  each  Class  A  and
AA   common  stock  warrant  is  redeemable  by  the  Company  at  a  price   of
$.05   per   warrant.   The  Class  A  and  Class  AA  common   stock   warrants
expire in December 1997. At December 31, 1995, 1,434,900 and 1,519,900 Class A and Class AA warrants were outstanding, respectively.

Additionally, options were issued to affiliates of the placement agent of the offering which are exercisable for 118 and one-third of these Units at a price of $52,500 per Unit. These options expire in
December 1997. During 1995, 10 Units were purchased by an affiliate of the placement agent. At December 31, 1995, options to purchase 108 and one-third of these Units remain outstanding. Subsequent to December 31, 1995, the placement agent and/or its affiliates exercised their option to purchase 49 1/6 additional Units with net proceeds to the Company of $2,581,000.

In connection with the issuance of $300,000 of subordinated notes payable in August 1992 certain of the notes were issued to affiliates of the placement agent, of which $155,000 was repaid in January 1993 and $145,000 was converted to Units in the January 1993 offering described above, the Company issued warrants to purchase 300,000
shares   of   common  stock  at  an  initial  exercise  price   of   $1.75   per
share. These warrants expire in September 1997. At December 31, 1995, exercisable warrants to purchase 238,500 shares of common stock remain outstanding.

In   June  1991,  the  Company  sold  350,000  shares  of  common  stock  at   a
price of $1.25 per share. The price per share also included a warrant to purchase one share of common stock at a price of $2.50 per share. These warrants expired March 31, 1995.

In December 1990, the Company sold 92,500 shares of Series A Convertible Preferred Stock at a price of $1.00 per share. In connection with this sale, an additional 237,188 shares of Series A Convertible Preferred Stock were issued in exchange for 189,750 shares of previously issued and outstanding common stock. Each share of Series A Convertible Preferred Stock was convertible into two shares of common stock and a warrant to purchase one share of common stock at a price of $1.50 per share. In January 1994, the outstanding shares of Series A Convertible Preferred Stock were converted into common stock. The warrants expired during December 1993.

Warrants   issued   in   connection   with   the   Company's   initial    public
offering in 1985 expired March 31, 1995.

In July 1995, the Company issued 240,000 warrants to a financial consultant to permit the holder to acquire 80,000 shares of the
CompanyOs common stock at an exercise price of $3.00, $4.00, and $5.00, respectively. The warrants expire July 1999. Exercise of these warrants is permitted only if the Company and the financial consultant enter into a new consulting agreement on or before April 1, 1996.

Registration  -  In  November  1993  and  as  amended  in  September  1994   the
Company completed a registration of the following securities:

   Title of Each Class of Securities Registered      Amount Registered
   --------------------------------------------      -----------------

   Common Stock, $.01 par value per share                   4,410,000
   Class A redeemable warrants                              1,420,000
   Shares of common stock underlying Class A warrants       1,420,000
   Class AA redeemable warrants                             1,420,000
   Shares of common stock underlying Class AA warrants 1,420,000 Shares of common stock included in Unit Purchase Option 3,550,000
   Class A warrants included in Unit Purchase Option        1,183,333
   Shares of common stock underlying Class A warrants
      included in Unit Purchase Option                      1,183,333
   Class AA warrants included in Unit Purchase Option       1,183,333
   Shares of common stock underlying Class A warrants
      included in Unit Purchase Option                      1,183,333
   Class X warrants                                           300,000
   Shares of common stock underlying Class X warrants         300,000

Stock Plans - The Company has three stock option plans, the 1984 Incentive Stock Option Plan (ISO Plan), the 1984 Non-Qualified Stock Option Plan (Non-Qualified Plan) and the 1994 Equity Incentive Plan
(1994  Plan).   Under  the  terms  of the 1984 Plans,  as  of  April  1994,  the
Company   may   no   longer   award  any  options.    All   options   previously
granted   may  be  exercised  at  any  time  up  to  ten  years  from  date   of
award.

Under   the  terms  of  the  1994  Plan,  the  Company  may  grant  options   to
purchase   up   to   a  maximum  of  2,500,000  shares  of   common   stock   to
certain employees, directors and consultants. The options may be awarded as incentive stock options (employees only) and non-incentive stock options (certain employees, directors and consultants).

The exercise price of options under the ISO Plan and the incentive options from the 1994 Plan may not be less than fair market value at the date of grant. The exercise price of the Non-Qualified options and the non-incentive options from the 1994 Plan is determined by the Board of Directors.
All options become exercisable as specified at the date of the grant.

A summary of activity under all plans is as follows:

                                    Number of          Exercise Price
                                     Shares                 Per Share
                                  -----------           --------------

Outstanding at March 31, 1993       1,729,575          $0.43 to $7.38

  Granted                             310,100          $3.25 to $4.00
  Exercised                          (26,000)          $0.43 to $1.50
                                  -----------

Outstanding at December 31, 1993    2,013,675

  Granted                             848,100          $1.69 to $3.00
  Exercised                           (3,000)                    $0.43
  Expired                           (181,000)          $3.00 to $5.00
                                  -----------

Outstanding at December 31, 1994    2,677,775

  Granted                             325,000          $1.56 to $7.75
  Exercised                         (203,833)          $0.43 to $3.63
  Expired                            (13,000)          $1.50 to $7.38
  Cancelled                         (141,401)          $1.69 to $4.00
                                  -----------

Outstanding at December 31, 1995    2,644,541
                                  ===========

Exercisable at December 31, 1995    2,161,841
                                  ===========

The following table presents the range of exercise prices for stock options outstanding at December 31, 1995:

          Number of            Exercise Price
              Shares              Per share
          -------------------------------------------
          1,393,575                     $0.43
            401,200           $1.50 to $2.00
            809,766           $3.00 to $4.00
             35,000           $4.25 to $5.75
              5,000                     $7.75
          ----------

          2,644,541
          =========

Other   Stock,   Stock  Option  and  Warrant  Issuances  -   During   the   nine
months   ended   December  31,  1993,  the  Company  issued  5,000   shares   of
common stock for services rendered, valued at $25,500. In May 1993, the Company issued a warrant to purchase 75,000 shares of common stock
at   a   price       of   $1.50  per  share.   The  warrant   was   issued   for
services provided in selling shares of the Company's preferred stock in 1991. These warrants were exercised during the fiscal year ended
December 31, 1994. During 1995 the Company issued 4,145 common shares and recorded compensation of $16,312 for services rendered.

6.   COMMITMENTS AND CONTINGENCIES

Lease  Commitments  -  The  Company  has a  five-year  lease  on  its  operating
facility,  which  commenced  in  January  1992.   The  lease  contains  a  three
year renewal option. At December 31, 1995, future minimum lease payments under this lease agreement are as follows: 1996, $106,416 and 1997, $17,736. Total rental expense under all operating leases was approximately $104,000, $107,000 and $45,000 for the years ended
December 31, 1995 and 1994, and the nine months ended December 31, 1993, respectively.

Employment and Consulting Agreements - The Company has employment and consulting agreements with certain members of the Board of Directors, various consultants and certain key employees, with terms ranging from one year to an indefinite period of time. These agreements provide for annual payments of approximately $528,000. In addition, the consulting agreements also provide for additional payments to certain consultants of a fee equal to 5% of the net proceeds from the sale or licensing of the Company's products or technology to certain third parties. During the periods ended December 31, 1995, 1994 and 1993, no such additional amounts were earned by the related consultants.

Royalty Agreements - The Company has entered into various license agreements which require the Company to pay royalties based upon a set percentage of certain product sales and license fee revenue. There were no such amounts paid in 1995, 1994 and 1993.

Absence of Product Liability Insurance - The Company does not maintain product liability insurance. A clinical liability policy was
obtained              as             of             November,              1995.

7.   AGREEMENTS WITH PLACEMENT AGENT AND CONSULTANTS

In   connection   with  the  January  1993  private  placement  offering   (Note
5), the Company entered into an agreement with the placement agent of that offering whereby:

- The Company granted to the placement agent the right of first refusal with respect to participating in all future financings by the Company within the five-year period expiring December 1997.
     This right of first refusal was terminated for a fee of $150,000, paid in connection with the issuance of one million shares of the Company's common stock, in May 1995.

-    A   two   year  consulting  agreement,  expiring  December  31,   1994   at
     $35,000 per year.

-    The   placement   agent  is  entitled  to  receive  4%  of   the   proceeds
     collected   in  conjunction  with  the  exercise  of  the   Class   A   and
     Class AA common stock warrants sold in the private placement.

-    The   placement  agent  received  a  fee  equal  to  13%  of  the  proceeds received by the Company in the offering.

8.   INCOME TAXES

No income tax provision or benefit has been provided for federal income tax purposes as the Company has incurred losses since
inception.    As   of  December  31,  1995,  the  Company  has   available   net
operating loss carryforwards of approximately $14,430,000 for federal income tax purposes, expiring through 2010 and $5,940,000 for state
income   tax  purposes,  expiring  through  2000.   In  addition,  the  Company,
for federal and state income tax purposes, has unused investment and research and development tax credits aggregating $251,000 and $55,000, respectively. The use of approximately $8,300,000 of the federal net operating losses are restricted to approximately $550,000 per year due to a change in ownership, which occurred in December 1992, in accordance with definitions as stated in the Internal Revenue Code.

Deferred income taxes reflect the net tax effect of differences in the timing of certain revenue and expense items and the related carrying amounts of assets and liabilities for financial reporting and tax purposes as well as net operating loss carryforwards. Significant components of the Company's deferred tax assets and liabilities as of December 31, 1995 and December 31, 1994 are as follows:


1995  1994
Deferred Tax Assets:
      Net operating loss carryforwards $ 5,400,000       $4,760,000
      Tax credit carryforwards             306,000          252,000
      Other                                 34,000           68,000
                                       -----------        ---------
                                         5,740,000        5,080,000

      Valuation allowance              (5,740,000)      (5,080,000)
                                       -----------      -----------
      Deferred tax asset, net             $     --          $    --
                                       ===========      ===========

8.      INCOME TAXES (CONTINUED)

     For  the  years  ended  December 31, 1995  and  1994  and  the  nine  month
     period   ended   December  31,  1993,  the  valuation       allowance   was
     increased by approximately $660,000, $851,000 and $748,100, respectively, due to the uncertainty of future realization of
     currently      generated net operating loss carryforwards.

ITEM 9.     CHANGES   IN  AND  DISAGREEMENTS  WITH  ACCOUNTANTS  ON   ACCOUNTING
     AND FINANCIAL DISCLOSURE.

          Not applicable.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

            The   information  requested  by  this  item  is   incorporated   by
     reference from      the Company's Proxy Statement.

ITEM 11.  EXECUTIVE COMPENSATION.

            The   information  requested  by  this  item  is   incorporated   by
     reference from      the Company's Proxy Statement.

ITEM 12.     SECURITIES   OWNERSHIP   OF   CERTAIN   BENEFICIAL    OWNERS    AND
     MANAGEMENT.

            The   information  requested  by  this  item  is   incorporated   by
     reference from      the Company's Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

            The   information  requested  by  this  item  is   incorporated   by
     reference from      the Company's Proxy Statement.

PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on
          Form 8-K.

(a)(1)    The following Financial Statements are filed herewith:
                                                            Page
          Report of Independent Auditors                     22
          Balance Sheets                                     23
          Statements of Operations                           24
          Statements of StockholdersO Equity                 25
          Statements of Cash Flows                        26-27
          Notes to Financial Statements                   28-38

(a)(2) The following Financial Statement Schedules are filed herewith:
          None.

Schedules not included herein are omitted because they are not applicable or the required information appears in the Financial
Statements or Notes thereto.

(a)(3)    The following exhibits are filed herewith:

4(b) Amendment to warrant agreement.

10.12       Agreement   between  the  Company  and  Janssen/Meyers   Associates,
L.P.

23.1 Consent of Deloitte & Touche LLP

     The    following     exhibit   required   to   be   filed    herewith    is
     incorporated   by   reference   to   the   exhibits   to   the    CompanyOs
     Registration Statement on Form S-8 (No. 33-85818).

99   1994 Equity Incentive Plan*

     The    following    exhibit   required   to   be    filed    herewith    is
     incorporated  by  reference  to  the  exhibits  to  the  Company's   Annual
     Report on Form 10-K for the year ended December 31, 1993:

10.11       Lease   agreement   between  MacroChem   Corporation   and   Phoenix
     Home   Life   Mutual   Insurance  Company  for   space   located   at   110
     Hartwell Avenue, Lexington, MA  02173.

     The    following   exhibits   required   to   be   filed    herewith    are
     incorporated   by   reference   to   the   exhibits   to   the    Company's
     Registration Statement on Form S-1 (No. 33-62042):

1a   Agency Agreement between the Company and D.H. Blair Investment
Banking Corp.

1b   Unit Purchase Options

1c   M/A Agreement between the Company and D.H. Blair Investment
Banking Corp.

3a   Certificate of Incorporation

3b   Bylaws

3c   State of Delaware Certificate of Agreement of Merger

4a   Included in exhibits 3a, 3b and 3c

4b   Specimen Class X Warrant Certificate

4c   Specimen Class A Warrant Certificate

4d   Specimen Class AA Warrant Certificate

4e Warrant Agreement among the Company, American Stock Transfer and Trust Company of New York and D.H. Blair Investment Banking Corp.

10a  Form of Employment Agreement between the Company and Dr. Carlos
M. Samour*

10b  Form of Employment Agreement between the Company and Mr. Alvin J.
Karloff*

10c  Consulting Agreement between the Company and Mr. Abraham E.
Cohen*
10d  Consulting Agreement between the Company and Mr. E. Donald
Shapiro*

     The following exhibit required to be filed herewith is incorporated by reference to the exhibits to the Company's Annual Report on Form 10-K for the year ended March 31, 1992:

10.10.1   1984 Non-Qualified Stock Option Plan as Amended March 1,
1991.*

     The following exhibit required to be filed herewith is incorporated by reference to the exhibits to the Company's Form 10-K for the year ended March 31, 1989:

10.9.1 Agreement of Sublease dated May 15, 1989 between MacroChem Corporation and Ascent Pharmaceuticals, Inc.

     The following exhibits required to be filed herewith are incorporated by reference to the exhibits to the Company's Annual Report on Form 10-K for the year ended March 31, 1988:

4.1  Form of Common Stock Certificate

10.10     1984 Stock Option Plan*

     The following exhibit required to be filed herewith is incorporated herein by reference to the exhibits to the Company's Form 10-K for the year ended March 31, 1987:

10.11     1984 Incentive Stock Option Plan, amended and restated.*

(b) No current reports on Form 8-K were filed in the three-month period ended December 31, 1995.


*Management contract or compensatory plan or arrangement

                              SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   MACROCHEM CORPORATION

Dated:  March 28, 1996                  By:  /s/ Alvin J. Karloff
                                         Alvin J. Karloff
                                   President and Chief Executive
Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on March 28, 1996.

/s/ Alvin J. Karloff                   Chief Executive Officer,
Alvin J. Karloff                       President and Director


/s/ Dr. Carlos M. Samour               Chairman of the Board of
Directors
Dr. Carlos M. Samour                   and Scientific Director


/s/ D. Ray Taylor                      Director
D. Ray Taylor


/s/ Dr. Willard M. Bright              Director
Dr. Willard M. Bright


/s/ Abraham Cohen                      Director
Abraham Cohen


/s/ Peter G. Martin                    Director
Peter G. Martin

Exhibit 4(f)


AMENDMENT TO WARRANT AGREEMENT

       Amendment   dated  July  6,  1995  (the  "Amendment')  to   the   Warrant
Agreement  dated  as  of  December  14, 1992  (the  "Agreement")  by  and  among
MacroChem  Corporation  (the  "Company"),  American  Stock  Transfer   &   Trust
Company, as Warrant Agent (the "Warrant Agent") and D. H. Blair Investment Banking Corp. ("Blair").

       WHEREAS,  with  the  consent  of  Blair  pursuant  to  Section  4(p)   of
the Agency Agreement dated October 29, 1992 (the "Agreement") between the Company and Blair, the Company has appointed Janssen/Meyers Associates, L.P. ("Janssen/Meyers") to solicit exercises of the Company's Class A Common Stock Purchase Warrants (the "Class A
Warrants")  and  Class  AA  Common  Stock  Purchase  Warrants  (the  "Class   AA
Warrants");

      WHEREAS, the Company and Blair acknowledge the need to compensate Janssen/Meyers for solicitation of exercises of the Warrants;

       WHEREAS,  it  is  Blair's  intention  to  oversee  the  solicitation   of
Warrant exercises pursuant to Paragraph 4(p) of the Agency Agreement;

       WHEREAS,   the   Company   has   appointed   Janssen/Meyers   Associates,
L.P.   ("Janssen/Meyers")  to  act  as  co-soliciting  agent  along  with  Blair in connection with any such warrant solicitation; and

       NOW, THEREFORE, in consideration of the foregoing and the mutual promises and covenants herein contained, it is agreed as follows:

      1. Section 4(b) of the Agreement is hereby amended by adding the following sentences:

            If,   at  the  Exercise  Date  of  any  Class  A  Warrant  exercised
     (x) after the sending of a notice of redemption to the holders of the Class A Warrants pursuant to Section 8(b) hereof and (y)
     during the term of a written consulting agreement between the Company and Janssen/Meyers, L.P. ("Janssen/Meyers") (excluding Warrants included in the Unit Purchase Option and excluding Warrants held by Janssen/Meyers or by Blair and their respective affiliates) (i) the market price of the Company's Common Stock is greater than the then Purchase Price of the Class A Warrant, (ii) the exercise of the Class A Warrant was solicited by Janssen/Meyers, (iii) the Class A Warrant was not held in a discretionary account, (iv) disclosure of compensation arrangements was made at the time of exercise, and (v) the solicitation of the exercise of the Class A Warrant was not in
     violation  of  Rule  10b-6  (as  such  rule  or  any  successor  rule   may
     be in effect as of the time of exercise) promulgated under the Securities Exchange Act of 1934 (the conditions described in (i) through (v) of this sentence being referred to herein as the "Fee Conditions"), then the Warrant Agent simultaneously with the distribution of the Warrant Proceeds in respect of such Class A
     Warrant to the Company shall, on behalf of the Company, pay from the Warrant Proceeds a fee of 2% (the "Janssen/Meyers Fee") of
     the Purchase Price to Janssen/Meyers. If, at the Exercise Date of any Class AA Warrant exercised (x) after the sending of a notice of redemption to the holders of the Class AA Warrants pursuant to Section 8(b) hereof and (y) during the term of a written consulting agreement between the Company and Janssen/Meyers (excluding Warrants included in the Unit Purchase Option and excluding Warrants held by Janssen/Meyers or by Blair and their respective affiliates) all of the foregoing Fee Conditions are satisfied with respect to such Class AA Warrant, then the Warrant Agent simultaneously with the distribution of the Warrant Proceeds in respect of such Class AA Warrant to the
     Company   shall,   on  behalf  of  the  Company,  pay  from   the   Warrant
     Proceeds   a  fee  of  2%  (the  "Janssen/Meyers  Fee")  of  the   Purchase
     Price to Janssen/Meyers. Blair agrees that it will reallow 1% of the Blair Fee to Janssen/Meyers in respect of exercises of Warrants on which the Janssen/Meyers Fee is payable pursuant to the two immediately preceding sentences.

       2.     Except  as  amended  herein,  the  Agreement  shall  continue   in
full force and effect and shall be enforceable in accordance with its terms.

       IN  WITNESS  WHEREOF,  the  parties  have  executed  this  Amendment   as
of the date first above written.

                              MACROCHEM CORPORATION


                              By:/s/ALVIN KARLOFF
                              __________________________________
                                        Authorized Officer


                              AMERICAN STOCK TRANSFER & TRUST
                              COMPANY


                              By: /s/HERBERT J. LEMMER
                              ____________________________________
                                   Herbert J. Lemmer
                                   Vice President



                              D.H. BLAIR INVESTMENT BANKING CORP.


                              By: /s/MARTIN A. BELL
                              ____________________________________
                                         Martin    A.    Bell,    Senior    Vice
President
                                     and General Counsel

Acknowledged and Agreed to:

JANSSEN/MEYERS ASSOCIATES, L.P.


By: /s/B.MEYERS
________________________________
    B. Meyers
    G.P.

EXHIBIT 10.12

MACROCHEM CORPORATION
110 Hartwell Avenue
Lexington, MA 02173-3134


July 27, 1995


Janssen/Meyers Associates, L.P.
17 State Street
New York, N.Y.  10004

Gentlemen:

       This   letter  will  confirm  the  understanding  and  agreement  between
Macrochem   Corporation   (the   "Company")  and   Janssen-Meyers,   L.P.   (the
"Consultant") as follows:

1. The Company hereby retains the Consultant to perform consulting services related to corporate finance and other financial service matters and to act as co-soliciting agent with D.H. Blair Investment
Banking Corp. ("Blair") in connection with exercises of the Company's Class A Common Stock Purchase Warrants (the "Class A Warrants") and Class AA Common Stock Purchase Warrants (the "Class AA Warrants") (collectively, the "Warrants"), and the Consultant hereby accepts such retention and shall faithfully perform for the Company the duties
described   herein.    In   this   regard,   Consultant   shall   devote    such
reasonable  business  time  and  attention  to  matters  on  which  the  Company shall request its services, subject to the direction of the President of the Company, as shall be determined by Consultant. Consultant shall comply with all applicable laws and regulations in connection with the performance of its duties hereunder, including without limitation all Federal and State securities laws.

2.     Term.   The  Consultant's  retention  hereunder  shall  be  for  a   term
of  eight  months  beginning  on  the  date  of  your  acceptance  hereof.   The
Company shall have the right to terminate this Agreement if the Consultant ceases to conduct business, is adjudged insolvent or bankrupt, if any assignment is made for the benefit of its creditors, or in the event of any proceeding by or against the Consultant seeking relief, reorganization or arrangement under any laws related to insolvency or in the event of a change in management or control of the Consultant.

3.   Compensation.

       (a)    The  Consultant  shall  be  compensated  at  the  rate  of  $5,000 per month.

       (b) The Company shall pay such expenses of the Consultant incurred in connection with the discharge of its duties hereunder as shall be approved in advance by the President of the Company, such payment shall be made upon presentation by the Consultant of a request for same.

      (c) The Warrant Agreement dated as of December 14, 1992 by and among the Company, American Stock Transfer & Trust Company, as Warrant Agent and Blair shall be amended as set for in Exhibit A hereto.

      (d)   In  connection  with  the  services to  be  rendered  by  Consultant hereunder,  the  Company  hereby  agrees to issue  to  the  Consultant  a  four-
year   Warrant   to   purchase   an  aggregate  of   240,000   shares   of   the
Company's   Common   Stock,  exercisable  with  respect   to   (i)   the   first
80,000  shares  at  an  exercise  price of $3.00  per  share,  (ii)  the  second
80,000  shares  at  an  exercise  price  of  $4.00  per  share  and  (iii)   the
remaining 80,000 shares at an exercise price of $5.00 per share. The Warrant shall contain "piggyback" registration rights which shall be applicable  during  the  term  of  the  Warrant  and  shall  become  exercisable
upon   the   expiration  of  the  term  of  this  Agreement  as  set  forth   in
Section 2 hereof if, but only if, the Company and the Consultant have entered into a new consulting agreement on or before April 1, 1996.

4.     Notices.   Any  notice  hereunder  shall  be  sent  to  the  Company  and
the   Consultant   at  their  respective  addresses  above   set   forth.    Any
notice   shall   be   given   by   registered   or   certified   mail,   postage
prepaid, and shall be deemed to have been given when deposited in the United States mail. Either party may designate any other address to which notice shall be given, by giving written notice to the other of such change of address in the manner here provided.

5.    Governing  Law.   This  Agreement  shall  be  construed  and  governed  in
accordance with the internal laws of the State of New York.

6.     Entire   Agreement.   This  Agreement  contains  the   entire   agreement
between the parties and may not be altered or modified, except in writing and signed by the party to be charged thereby and supersedes any and all previous agreements between the parties.

7. Binding Effect. This Agreement is not assignable voluntarily or involuntarily, in whole or in part by either party without the prior written consent of the other party. This Agreement shall be binding upon the parties hereto and their respective successors and assigns, to the extent assignment is permitted hereunder.

      If you are in agreement with the foregoing, please execute in the space provided below and return one executed original of this letter which will constitute our agreement with respect to the subject matter hereof.

Very truly yours,

MACROCHEM CORPORATION         Agreed to and accepted this 27 day of
                              July, 1995.
                              JANSSEN-MEYERS ASSOCIATES, L.P.
By: /s/ Alvin J. Karloff           By: /s/ B. Meyers

Name:  Alvin J. Karloff            Name:  B. Meyers

Title:  Pres/CEO                   Title:  G.P.

EXHIBIT 23.1

INDEPENDENT AUDITORSO CONSENT

MacroChem Corporation

We consent to the incorporation by reference in (i) registration Statement No. 33-48876 on Form S-8, (ii) Registration Statement No. 33-
85818 on Form S-8 and (iii) Registration Statement No. 33-82298 on Form S-3 of our report dated March 1, 1996, appearing in this Annual Report on Form 10-K of MacroChem Corporation for the fiscal year ended December 31, 1995.

DELOITTE & TOUCHE LLP

Boston, Massachusetts
March 26, 1996

APPENDIX TO FORM N-30D FILINGS TO DESCRIBE DIFFERENCES BETWEEN PRINTED AND EDGAR-FILED TEXTS.

(1)  Rule lines for tables are omitted.

(2)  Italic typefaces is displayed in normal type.

(3)  Boldface type is displayed in capital letters.

(4) Footers (e.g. page numbers and OSee notes to financial statementsO) are omitted.

(5) Because the printed page breaks are not reflected, certain tabular and columnar headings and symbols are displayed differently in this filing.

(6)  Bullet points and similar graphic symbols are omitted.

(7)  Page numbering is different.