Form 10-Q
period 1996-03-31
MACROCHEM CORP
filed 1996-05-10
CIK 743884

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)
[X]               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                      For the Quarter Ended March 31, 1996

                                       or

[ ]               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                   For the Transition Period from _____ to _____

                         Commission file number 0-13634

                              MACROCHEM CORPORATION
                              ---------------------
                          (Exact name of registrant as
                            specified in its charter)

        Delaware                                            04-2744744
- -----------------------                                ---------------------
(State of Organization)                                  (I.R.S. Employer
                                                       Identification Number)

               110 Hartwell Avenue, Lexington, Massachusetts 02173
               ---------------------------------------------------
               (Address of principal executive offices, Zip Code)

                                 (617) 862-4003
                                 --------------
              (Registrant's telephone number, including area code)

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

Yes   X     No___


         As of March 31, 1996, there were 15,355,099 shares of Common Stock, $.01 par value per share, of the Registrant outstanding.

                             MACROCHEM CORPORATION

                                      INDEX


                                                                  Page Number
                                                                  -----------
Part I            FINANCIAL INFORMATION

Item 1            Financial Statements:

                  Balance Sheets (Unaudited)
                  March 31, 1996 and December 31, 1995               3 - 4

                  Statements of Operations (Unaudited)
                  Three Months Ended March 31, 1996 and 1995           5

                  Statements of Cash Flows (Unaudited)
                  Three Months Ended March 31, 1996 and 1995         6 - 7

                  Notes to Financial Statements (Unaudited)            8

Item 2            Management's Discussion and Analysis of
                  Financial Condition and Results of Operations     9 - 10

                              MACROCHEM CORPORATION
                           BALANCE SHEETS (UNAUDITED)

                                     ASSETS
                                     ------


                                             MARCH 31,           DECEMBER 31,
                                               1996                 1995
                                            ----------           -----------

CURRENT ASSETS

     Cash and cash equivalents            $  6,571,425            $3,591,779
     Accounts receivable                           ---                   ---
     Marketable securities                   1,776,875               971,492
     Certificates of deposit                   605,803               287,000
     Chemical supplies                          50,534                50,534
     Prepaid expenses and other
       current assets                           94,690                61,757
                                           -----------           -----------

           TOTAL CURRENT ASSETS              9,099,327             4,962,562
                                           -----------           -----------

PROPERTY AND EQUIPMENT, net of
     accumulated depreciation:
     1996 - $396,689; 1995 - $374,300          333,865               307,390
                                           -----------           -----------

OTHER ASSETS

     Patents, net of accumulated
       amortization:  1996 - $30,522;
       1995 - $28,320                          186,011               188,213
     Deposits                                    7,860                 4,460
                                           -----------           -----------

           TOTAL OTHER ASSETS                  193,871               192,673
                                           -----------           -----------




TOTAL ASSETS                              $  9,627,063          $  5,462,625
                                           ===========           ===========

                              MACROCHEM CORPORATION
                           BALANCE SHEETS (CONTINUED)

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

                                                     MARCH 31,      DECEMBER 31,
                                                       1996             1995
                                                    ---------       -----------


CURRENT LIABILITIES

     Current portion of capital
       lease obligations                         $     35,957     $      36,616
     Accounts payable and accrued expenses            362,643           290,345
     Accrued compensation to stockholder               47,050            97,050
     Deferred rent                                      5,460             5,928
     Deferred income                                   22,453               ---
                                                  -----------      ------------

           TOTAL CURRENT LIABILITIES                  473,563           429,939
                                                  -----------      ------------

LONG-TERM LIABILITIES

     Deferred rent, non-current portion                   ---             1,014
     Capital lease - long-term                         45,886            55,245
                                                  -----------      ------------

           TOTAL LONG-TERM LIABILITIES                 45,886            56,259
                                                  -----------      ------------

           TOTAL LIABILITIES                          519,449           486,198
                                                  -----------      ------------

STOCKHOLDERS' EQUITY

     Common stock, issued and  outstanding,
       15,355,099  shares and  13,129,321
       shares at March 31, 1996 and
       December 31, 1995, respectively                153,551           131,293
     Additional paid-in capital                    24,658,998        19,801,473
     Accumulated deficit                          (15,704,935)      (14,956,339)
                                                  -----------      ------------

TOTAL STOCKHOLDERS' EQUITY                          9,107,614         4,976,427
                                                  -----------      ------------

TOTAL LIABILITIES AND
     STOCKHOLDERS' EQUITY                        $  9,627,063     $   5,462,625
                                                  ===========      ============

The accompanying notes are an integral part of these unaudited financial statements.
                                                                    (Concluded)

                              MACROCHEM CORPORATION
                      STATEMENTS OF OPERATIONS (UNAUDITED)


                                           For the three months ended March 31,
                                           ------------------------------------
                                                 1996                  1995
                                                 ----                  ----

REVENUES

     Research contracts                    $          ---         $      15,150
                                            -------------           -----------

           TOTAL REVENUES                             ---                15,150
                                            -------------           -----------

OPERATING EXPENSES

     Marketing, general and administrative        439,977               371,583
     Research and development                     362,181               190,866
     Consulting fees with related parties          10,000                 9,000
                                            -------------           -----------

           TOTAL OPERATING EXPENSES               812,158               571,449
                                            -------------           -----------

           LOSS FROM OPERATIONS            (      812,158)         (    556,299)
                                            -------------           -----------

OTHER INCOME (EXPENSE)

     Interest income                               67,324                54,900
     Interest expense                      (        3,561)         (      1,019)
     Other income (expense)                (          201)                  ---
                                            -------------           -----------

           TOTAL OTHER INCOME (EXPENSE)            63,562                53,881
                                            -------------           -----------

           NET LOSS                       $(      748,596)        $(    502,418)
                                            -------------           -----------


NET LOSS PER SHARE                        $(          .05)        $(        .04)
                                            -------------           -----------

WEIGHTED AVERAGE NUMBER OF
     COMMON SHARES OUTSTANDING                  14,403,924           11,569,643
                                            ==============          ===========

The accompanying notes are an integral part of these unaudited financial statements.

                              MACROCHEM CORPORATION
                      STATEMENTS OF CASH FLOWS (UNAUDITED)

                                            For the three months ended March 31,
                                            ------------------------------------
                                                     1996               1995
                                                     ----               ----
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss                                         $(  748,596)       $(  502,418)
                                                   ---------          ---------
Adjustments to reconcile net loss to net
     cash (used for) operating activities:
     Depreciation and amortization                    24,591             18,410
     Amortization of discounts on
       marketable securities                      (   15,900)        (   38,326)
Increase (decrease) in cash from:
     Accounts receivable                                 ---         (   15,150)
     Prepaid expenses and other current assets    (   32,933)        (   27,589)
     Accounts payable and accrued expenses            72,298             71,750
     Accrued compensation                         (   50,000)        (    4,442)
     Deferred rent                                (    1,482)        (    1,482)
     Deferred income                                  22,453                ---

           Total adjustments                          19,027              3,171
                                                   ---------          ---------

           NET CASH (USED FOR) OPERATING
                ACTIVITIES                        (  729,569)        (  499,247)
                                                   ---------          ---------

CASH FLOWS FROM INVESTING ACTIVITIES:

     Purchases of marketable securities           (2,119,505)        (  905,576)
     Proceeds from maturities of marketable
       securities                                  1,011,219          1,401,000
     Expenditures for property and equipment      (   48,864)        (   15,763)
     (Increase) decrease in deposits and
       other assets                               (    3,400)            14,100
                                                   ---------          ---------

           NET CASH PROVIDED BY (USED FOR)
                INVESTING ACTIVITIES              (1,160,550)           493,761
                                                   ---------          ---------

CASH FLOWS FROM FINANCING ACTIVITIES:

     Principal payments on capital lease          (   10,018)        (    2,974)
     Proceeds from exercise of common
       stock options                                 128,469                ---
     Proceeds from exercise of common
       stock warrants                              2,170,064                ---
     Proceeds from exercise of unit
       purchase options                            2,581,250                ---
                                                   ---------          ---------

           NET CASH PROVIDED BY (USED FOR)
                FINANCING ACTIVITIES               4,869,765         (    2,974)
                                                   ---------          ---------

NET INCREASE (DECREASE) IN CASH AND CASH
     EQUIVALENTS                                   2,979,646         (    8,460)

CASH AND CASH EQUIVALENTS, BEGINNING
     OF PERIOD                                     3,591,779            585,458
                                                   ---------          ---------

CASH AND CASH EQUIVALENTS, END OF PERIOD         $ 6,571,425        $   576,998
                                                   =========          =========
                                                                     (Continued)

                              MACROCHEM CORPORATION
                      STATEMENTS OF CASH FLOWS (CONTINUED)



SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

     During the three months ended March 31, 1996 and 1995, cash paid for interest was $2,721 and $1,019, respectively. The Company did not pay any income taxes during these periods.














The accompanying notes are an integral part of these unaudited financial statements.

                                                                    (Concluded)

                              MACROCHEM CORPORATION
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

(1) As permitted by the rules of the Securities and Exchange Commission (the "Commission") applicable to quarterly reports on Form 10-Q, these notes are condensed and do not contain all disclosures required by generally accepted accounting principles. Reference should be made to the financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

         In the opinion of management of the Company, the accompanying financial statements reflect all adjustments which were of a normal recurring nature necessary for a fair presentation of the Company's results of operations and cash flows for the three months ended March 31, 1996 and 1995.

         The results disclosed in the Statements of Operations for the three months ended March 31, 1996 are not necessarily indicative of the results to be expected for the full year.

(2) Research and development costs are charged to operations as incurred. Such costs include proprietary research and development activities and expenses associated with research and development contracts. In 1995, the Company changed its definition of research and development to more properly reflect personnel efforts and other resources previously included in general and administrative expenses. This change had the effect of increasing research and development expenses and decreasing general and administrative expenses from amounts previously reported by approximately $45,000 for the three months ended March 31, 1995.

(3) In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (SFAS) No. 123, "Accounting for Stock-Based Compensation," which was effective for the Company beginning January 1, 1996. SFAS No. 123 requires expanded disclosures of stock-based compensation arrangements with employees and encourages (but does not require) compensation cost to be measured based on fair value of the equity instrument awarded. Companies are permitted, however, to continue to apply APB Opinion No. 25, which recognizes compensation cost based on the intrinsic value of the equity instrument awarded. The Company will continue to apply APB Opinion No. 25 to its stock-based compensation awards to employees and will disclose the required pro forma effect on net income and earnings per share.

(4) Effective January 1, 1996, the Company adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long- Lived Assets to be Disposed Of." This statement establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles and goodwill related to those assets to be held and used and for long-lived assets and certain identifiable intangibles which are to be disposed of. The adoption of this statement had no effect on the financial position, or results of operations or cash flows of the Company.

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              -------------------------------------------------
              CONDITION AND RESULTS OF OPERATIONS.
              ------------------------------------

GENERAL

         MacroChem's primary business is the development and commercialization of transdermal drug delivery compounds and systems designed to promote the delivery of drugs from the surface of the skin into the skin tissues and bloodstream. The Company currently derives no significant revenue from product sales, royalties or license fees. The Company plans to develop specific SEPA(R) formulations for use with proprietary and non-proprietary drugs manufactured by pharmaceutical companies, and to commercialize these products through the formation of partnerships, strategic alliances and license agreements with those companies. In order to attract strategic partners, the Company is conducting limited clinical testing of certain SEPA-enhanced drugs.

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


RESULTS OF OPERATIONS

         Quarter ended March 31, 1996 compared to quarter ended March 31, 1995:

         During the quarter ended March 31, 1996, the Company had no revenues as compared to $15,000 revenues for the first quarter of 1995. The 1995 revenues were from a completed feasibility study.

         Marketing, general and administrative expenses in the quarter ended March 31, 1996 increased approximately $68,000 (18%) over the comparable 1995 period due primarily to increased investment banking fees, increased public relations fees, and increased costs of liability insurance.

         Research and development costs in the 1996 period increased approximately $171,000 (90%) over the comparable 1995 period due to increased efforts to test and evaluate the Company's potential products. The Company hired a Director of Research and Development, increased clinical investigation efforts, and hired technical consultants to assist in evaluating and testing these potential products.

LIQUIDITY AND CAPITAL RESOURCES

         Since inception, the primary source of funding for the Company's operations has been the private and public sale of its securities, and to a lesser extent, the licensing of its proprietary technology and products, government grants and limited sales of products and test materials.

         As of March 31, 1996, the Company had working capital of approximately $8,626,000 compared to $4,533,000 at December 31, 1995. The increase in working capital during the quarter ended March 31, 1996 results from the receipt of $4,880,000 from the issuance of common stock.

         The  Company  must  rely  on  equity   financing  to  fund  operations,
development costs, and to obtain regulatory approvals and the manufacturing and marketing of its products.

         Until such time as the Company obtains agreements with third party licensees or partners to provide funding for the Company's anticipated business activities, or the Company is able to obtain funds through the private or public sale of its securities, the Company's working capital is expected to decline.

         The Company's long term capital expenditure requirements will depend upon numerous factors including the progress of the Company's research and development programs, the resources that the Company devotes to self-funded early clinical testing of SEPA-enhanced compounds, proprietary manufacturing methods and advanced technologies, and the ability of the Company to manufacture products under those agreements, and the demand for its products or the products of its licensees or strategic partners, if and when approved for sale by regulatory authorities. In any event, substantial additional funds will be required before the Company is able to generate revenues sufficient to support its operations. There is no assurance that the Company will be able to obtain such additional funds, or obtain them on terms favorable to the Company. The Company's inability to raise sufficient funds could require it to delay, scale back or eliminate certain research and development programs.

         The   Company   anticipates    additional   capital   expenditures   of
approximately $71,000 during the remainder of the fiscal year ending December 31, 1996.

         The Company believes that its existing cash and cash equivalents and marketable securities will be sufficient to meet its current operating expenses and capital expenditures requirements for a period of at least the next twelve months.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                     MacroChem Corporation
                                                     ---------------------
                                                    (Registrant)


May 10, 1996                                         /s/  Alvin J. Karloff
                                                     ---------------------
                                                     Alvin J. Karloff
                                                     Chief Executive Officer &
                                                     Principal Financial Officer