Form 10-Q
period 1996-06-30
MACROCHEM CORP
filed 1996-08-13
CIK 743884

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    Form 10-Q

(Mark One)
[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                       For the Quarter Ended June 30, 1996
                                       or

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


      Delaware                                         04-2744744
 ---------------------                            ---------------------
(State of Organization)                              (I.R.S.Employer
                                                  Identification Number)



              110 Hartwell Avenue, Lexington, Massachusetts, 02173
               (Address of principal executive offices, Zip Code)

                                 (617) 862-4003
              (Registrant's telephone number, including area code)



         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

Yes __X__   No ____



         As of July 31, 1996, there were 15,524,099 shares of Common Stock, $.01 par value per share, of the Registrant outstanding.

                              MACROCHEM CORPORATION

                                      INDEX

                                                                    Page Number
                                                                    -----------

Part I        Financial Information

Item I        Financial Statements (Unaudited)

                  Balance Sheets
                  June 30, 1996 and December 31, 1995                  3 - 4

                  Statements of Operations
                  Three Months and Six Months Ended June 30, 1996
                  and 1995                                               5

                  Statements of Cash Flows
                  Six Months Ended June 30, 1996 and 1995              6 - 7

                  Notes to Financial Statements                          8

Item 2        Management's Discussion and Analysis of
              Financial Condition and Results of Operations           9 - 10

Part II       Other Information

Item 4        Submission of Matters to a Vote of Security Holders       11

                              MACROCHEM CORPORATION
                           BALANCE SHEETS (UNAUDITED)

                                     ASSETS
                                     ------

                                                  JUNE 30,     DECEMBER 31,
                                                    1996           1995
                                                ----------     ------------

CURRENT ASSETS

     Cash and cash equivalents                  $ 4,064,961     $ 3,591,779
     Accounts receivable                             41,453             ---
     Marketable securities                        3,707,320         971,492
     Certificates of deposit                        627,705         287,000
     Chemical supplies                               50,534          50,534
     Prepaid expenses and other current assets       85,547          61,757
                                                  ---------       ---------

           TOTAL CURRENT ASSETS                   8,577,520       4,962,562
                                                  ---------       ---------

PROPERTY AND EQUIPMENT, net of
     accumulated depreciation:
        1996 - $420,795; 1995 - $374,300            342,127         307,390
                                                  ---------       ---------

OTHER ASSETS

     Patents, net of accumulated amortization:
        1996 - $32,723; 1995 - $28,320              183,810         188,213
     Deposits                                         4,460           4,460
                                                  ---------       ---------

           TOTAL OTHER ASSETS                       188,270         192,673
                                                  ---------       ---------




TOTAL ASSETS                                    $ 9,107,917     $ 5,462,625
                                                  =========       =========



                                                                     (Continued)

                              MACROCHEM CORPORATION
                           BALANCE SHEETS (CONTINUED)

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------


                                                      June 30,      December 31,
                                                        1996            1995
                                                    -----------     -----------

CURRENT LIABILITIES

     Current portion of capital
       lease obligations                           $     34,902    $     36,616
     Accounts payable and accrued expenses              299,535         290,345
     Accrued compensation to stockholder/officer         47,050          97,050
     Deferred rent                                        3,978           5,928
                                                    -----------     -----------

          TOTAL CURRENT LIABILITIES                     385,465         429,939
                                                    -----------     -----------

LONG-TERM LIABILITIES

     Deferred rent, non-current portion                     ---           1,014
     Capital lease - long term                           40,021          55,245
                                                    -----------     -----------

          TOTAL LONG-TERM LIABILITIES                    40,021          56,259
                                                    -----------     -----------

          TOTAL LIABILITIES                             425,486         486,198
                                                    -----------     -----------

STOCKHOLDERS' EQUITY

     Common stock, issued and outstanding,
       15,511,599 shares and 13,129,321 shares
       at June 30, 1996 and December 31, 1995,
       respectively                                     155,116         131,293
     Additional paid-in capital                      24,941,832      19,801,473
     Accumulated deficit                            (16,414,517)    (14,956,339)
                                                    -----------     -----------

           TOTAL STOCKHOLDERS' EQUITY                 8,682,431       4,976,427
                                                    -----------     -----------

           TOTAL LIABILITIES AND STOCKHOLDERS'
                EQUITY                             $  9,107,917    $  5,462,625
                                                    ===========     ===========







The accompanying notes are an integral part of these unaudited financial statements.



                                                                     (Concluded)

                              MACROCHEM CORPORATION
                      STATEMENTS OF OPERATIONS (UNAUDITED)


                                             For the three months                    For the six months
                                                ended June 30,                         ended June 30,
                                       ------------------------------           ----------------------------
                                           1996              1995                  1996             1995
                                           ----              ----                  ----             ----

REVENUES

    Product sales and royalty income   $      ---       $        ---          $        ---      $        ---
    Research contracts                     82,905                ---                82,905            15,150
                                       ----------         ----------            ----------        ----------

          TOTAL                            82,905                ---                82,905            15,150
                                       ----------         ----------            ----------        ----------

OPERATING EXPENSES

    Marketing, general and
      administrative                      432,273            359,769               837,750           699,352
    Research and development              482,785            244,133               879,466           466,999
    Consulting fees with related
      parties                               2,000              9,000                12,000            18,000
                                       ----------         ----------            ----------        ----------

          TOTAL OPERATING EXPENSES        917,058            612,902             1,729,216         1,184,351
                                       ----------         ----------            ----------        ----------

          LOSS FROM OPERATIONS        (   834,153)       (   612,902)          ( 1,646,311)      ( 1,169,201)
                                       ----------         ----------            ----------        ----------

OTHER INCOME (EXPENSE)

    Interest income                       129,184             60,215               196,508           115,115
    Interest expense                  (     4,811)       (     1,381)          (     8,372)      (     2,400)
    Other                                     198              4,236           (         3)            4,236
                                       ----------         ----------            ----------        ----------

          TOTAL OTHER INCOME (EXPENSE)    124,571             63,070               188,133           116,951
                                       ----------         ----------            ----------        ----------

          NET LOSS                   $(   709,582)      $(   549,832)         $( 1,458,178)     $( 1,052,250)
                                       ----------         ----------            ----------        ----------

NET LOSS PER SHARE                   $(       .05)      $(       .05)         $(       .10)     $(       .09)
                                       ----------         ----------            ----------        ----------

WEIGHTED AVERAGE NUMBER OF
    COMMON SHARES OUTSTANDING          15,476,934         11,987,280            14,939,219        11,779,615
                                       ==========         ==========            ==========        ==========











The accompanying notes are an integral part of these unaudited financial statements.

                              MACROCHEM CORPORATION
                      STATEMENTS OF CASH FLOWS (UNAUDITED)

                                               For the six months ended June 30,
                                               ---------------------------------
                                                       1996             1995
                                                       ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss                                           $(1,458,178)     $(1,052,250)
                                                     ---------        ---------
Adjustments to reconcile net loss to net
    cash used by operating activities:
    Depreciation and amortization                       50,898           37,847
    Amortization of discounts on
      marketable securities                         (   38,046)      (   93,811)
    Gain on sale of equipment                              ---       (    3,925)
    Stock option compensation                           16,711              ---
Increase (decrease) in cash from:
    Accounts receivable                             (   41,453)             ---
    Prepaid expenses and other current assets       (   23,790)      (   10,393)
    Accounts payable                                     9,190           21,509
    Accrued compensation                            (   50,000)      (    1,181)
    Deferred rent                                   (    2,964)      (    2,964)
    (Increase) decrease in other assets                    ---           14,100
                                                     ---------        ---------
         Total adjustments                          (   79,454)      (   38,818)
                                                     ---------        ---------

         NET CASH USED BY OPERATING ACTIVITIES      (1,537,632)      (1,091,068)
                                                     ---------        ---------

CASH FLOWS FROM INVESTING ACTIVITIES:

    Purchases of marketable securities and
      certificates of deposit                       (6,478,487)      (3,489,800)
    Proceeds from maturities of marketable
      securities and certificates of deposit         3,440,000        3,343,000
    Expenditures for property and equipment         (   81,232)      (   40,298)
    Proceeds from sale of equipment                        ---            4,800
                                                     ---------        ---------

         NET CASH USED FOR INVESTING ACTIVITIES     (3,119,719)      (  182,298)
                                                     ---------        ---------

CASH FLOWS FROM FINANCING ACTIVITIES:

    Proceeds from issuance of common stock, net            ---        2,227,000
    Principal payments on capital lease             (   16,938)    (      7,531)
    Proceeds from exercise of common stock options     396,157            8,750
    Proceeds from exercise of common stock warrants  2,170,064              ---
    Proceeds from exercise of unit purchase options  2,581,250              ---
                                                     ---------        ---------
         NET CASH PROVIDED BY FINANCING ACTIVITIES   5,130,533        2,228,219
                                                     ---------        ---------

NET INCREASE IN CASH AND CASH EQUIVALENTS              473,182          954,853

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD       3,591,779          585,458
                                                     ---------        ---------

CASH AND CASH EQUIVALENTS, END OF PERIOD           $ 4,064,961      $ 1,540,311
                                                     =========        =========

The accompanying notes are an integral part of these unaudited financial statements.

                                                                     (Continued)

                              MACROCHEM CORPORATION
                      STATEMENTS OF CASH FLOWS (Continued)



SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:

    During the six months ended June 30, 1996 and 1995, cash paid for interest was $8,372 and $2,400, respectively. The Company did not pay any income taxes during these periods.


















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

     In the opinion of management of the Company, the accompanying financial statements reflect all adjustments which were of a normal recurring nature necessary for a fair presentation of the Company's financial position, results of operations and cash flows for the three and six months ended June 30, 1996 and 1995.

     The results disclosed in the Statements of Operations for the three and six months ended June 30, 1996 are not necessarily indicative of the results to be expected for the full year.

(2) Research and development costs are charged to operations as incurred. Such costs include proprietary research and development activities and expenses associated with research and development contracts. In the second quarter of 1996, the Company changed its definition of research and development to more properly reflect personnel efforts and other resources previously included in general and administrative expenses. This change had the effect of increasing research and development expenses and decreasing general and administrative expenses from amounts previously reported by approximately $144,000 for the six months ended June 30, 1995 and approximately $67,000 for the three months ended June 30, 1995. The current reclassification of these expenses resulted in an increase in research and development expenses and a decrease in general and administrative expenses for the three months and six months ended June 30, 1996 by $34,000 and $68,000, respectively.

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

(4) Effective January 1, 1996, the Company adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." This statement establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles and goodwill related to those assets to be held and used and for long-lived assets and certain identifiable intangibles which are to be disposed of. The adoption of this statement had no effect on the financial position, or results of operations or cash flows of the Company.

(5) Research contract revenues related to the Company's proprietary SEPA technology are recognized upon completion of the contract due to the uncertain completion and subsequent realization of the contract.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
          ---------------------------------------------------------------
          RESULTS OF OPERATIONS.
          ----------------------


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

       The Company's results of operations vary significantly from year to year and quarter to quarter, and depend, among other factors, on the signing of new licenses and product development agreements, the timing of revenues recognized pursuant to license agreements, the achievement of milestones by licensees and the progress of clinical trials conducted by the licensees and the Company. The timing of the Company's revenues may not match the timing of the Company's associated product development expenses. To date, research and development expenses have generally exceeded revenue in any particular period and/or fiscal year.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1996 COMPARED TO THREE MONTHS ENDED JUNE 30, 1995

       During the three months ended June 30, 1996 the Company had approximately $83,000 of revenues as compared to no revenues during the same period in 1995. The $83,000 represents two completed research contracts related to the Company's proprietary SEPA technology.

       Marketing, general and administrative expenses increased approximately $73,000 (20%) over the comparable 1995 period due primarily to increased employee additions, increased investment banking fees, and increased patent and licensing fees. These increases were partially offset by reduced legal fees.

       Research and development costs in the 1996 period increased approximately $239,000 (98%) over the comparable 1995 period due primarily to increased employee additions and increased spending to test and evaluate the Company's potential products. In the 1996 period the Company hired a Director of Research and Development, increased clinical investigation efforts, and hired technical consultants to assist in evaluating and testing these potential products.

       Other income increased approximately $62,000, resulting primarily from interest income earned on increased cash and short term investments.

SIX MONTHS ENDED JUNE 30, 1996 COMPARED TO SIX MONTHS ENDED JUNE 30, 1995

       Total revenue for the six months ended June 30, 1996 was approximately $83,000 compared to approximately $15,000 for the same period in 1995. This increase is due to the two research contracts completed in the second quarter of 1996.

       Marketing, general and administrative expenses increased approximately $138,000 (20%) over the comparable 1995 period due primarily to increased employee additions, increased investment banking fees, and increased costs of liability insurance. These increases were partially offset by reduced legal and accounting fees.

       Research and development costs increased approximately $412,000 (88%) over the comparable 1995 period due primarily to increased employee additions and increased efforts to test and evaluate the Company's potential products by increased clinical investigation efforts and technical consulting. It is anticipated that research and development costs will continue to increase in the second half of 1996 due to an increased level of clinical investigation efforts.

       Other income increased approximately $71,000, resulting primarily from interest income earned on increased cash and short term investments.

LIQUIDITY AND CAPITAL RESOURCES

       Since inception, the primary source of funding for the Company's operations has been the private and public sale of its securities, and to a lesser extent, the licensing of its proprietary technology, government grants and research contracts.

       As of June 30, 1996, the Company had working capital of approximately $8,192,000 compared to $4,533,000 at December 31, 1995. The increase in working capital during the six month period results primarily from the receipt of approximately $5,147,000 from the exercise of unit purchase options and of options and warrants to purchase common stock. Cash used in operations for the six months ended June 30, 1996 was approximately $1.54 million.

       The Company must rely on equity financing to fund operations, development costs, and to obtain regulatory approvals and the manufacturing and marketing of its products.

       Until such time as the Company obtains agreements with third party licensees or partners to provide funding for the Company's anticipated business activities, or the Company is able to obtain funds through private or public sale of its securities, the Company's working capital is expected to decline.

       The Company's long term financial requirements will depend upon numerous factors including the progress of the Company's research and development programs, the resources that the Company devotes to self-funded early clinical testing of SEPA-enhanced compounds, proprietary manufacturing methods and advanced technologies, and the ability of the Company to manufacture products under those agreements, and the demand for its products or the products of its licensees or strategic partners, if and when approved for sale by regulatory authorities. In any event, substantial additional funds will be required before the Company is able to generate revenues sufficient to support its operations. There is no assurance that the Company will be able to obtain such additional funds, or obtain them on terms favorable to the Company. The Company's inability to raise such sufficient funds could require it to delay, scale back or eliminate certain research and development programs.

       The Company anticipates additional capital expenditures of approximately $50,000 during the remainder of the fiscal year ending December 31, 1996.

       The Company believes that its existing cash, cash equivalents and marketable securities will be sufficient to meet its current operating expenses and capital expenditure requirements for a period of at least the next twelve months.

       The foregoing statements include forward-looking statements which involve risks and uncertainties. The Company's actual experience may differ materially from that discussed above. Factors that might cause such a difference include, but are not limited to, those discussed in this report.

PART II    OTHER INFORMATION

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------

     On May 24, 1996, the Company held its Annual Meeting of Stockholders to vote on the following proposals:

      1. To elect five members to the Board of Directors. Nominees for Director were: a) Willard M. Bright; b) Alvin J. Karloff; c) Peter G. Martin;
         d) Carlos M. Samour; e) D. Ray Taylor ("Proposal No. 1").

      2. To ratify the selection of Deloitte & Touche LLP, as independent auditors to the Company for the fiscal year ending December 31, 1996 ("Proposal No. 2").

      3. To approve an amendment to the Corporation's Certificate of Incorporation to increase the authorized Common Stock from 30,000,000 shares to 60,000,000 shares ("Proposal No. 3").

      Each of the proposals was adopted with a total vote as follows:

                                                 Shares
                           Shares           Voting Against          Shares
     Proposal            Voting For      or Authority Withheld    Abstaining
     --------            ----------      ---------------------    ----------

No. 1

Willard M. Bright        11,709,447             76,688

Alvin J. Karloff         11,732,860             53,275

Peter G. Martin          11,732,747             53,388

Carlos M. Samour         11,732,860             53,275

D. Ray Taylor            11,345,185            408,938


No. 2                    11,743,583              7,309              35,240

No. 3                    11,167,282            571,038              47,815

                                   SIGNATURES
                                   ----------

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


                                                     MacroChem Corporation
                                                     ---------------------
                                                     (Registrant)


August 13, 1996                                      /s/ Alvin J. Karloff
                                                     --------------------
                                                     Alvin J. Karloff
                                                     Chief Executive Officer and
                                                     Principal Financial Officer