Form 10-Q
period 1996-09-30
MACROCHEM CORP
filed 1996-11-14
CIK 743884

SECURITIES AND EXCHANGE COMMISSION


                             Washington, D.C. 20549

                                    Form 10-Q

(Mark One)
[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                    For the Quarter Ended September 30, 1996
                                       or

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


      Delaware                                         04-2744744
      --------                                         ----------
(State of Organization)                              (I.R.S.Employer
                                                   Identification Number)



              110 Hartwell Avenue, Lexington, Massachusetts, 02173
              ----------------------------------------------------
               (Address of principal executive offices, Zip Code)

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

Yes __X__   No ____



         As of October 31, 1996, there were 15,526,524 shares of Common Stock, $.01 par value per share, of the Registrant outstanding.

                              MACROCHEM CORPORATION

                                      INDEX

                                                                    Page Number
                                                                    -----------

Part I        Financial Information

Item I        Financial Statements (Unaudited)

                  Balance Sheets
                  September 30, 1996 and December 31, 1995              3 - 4

                  Statements of Operations
                  Three Months and Nine Months Ended
                  September 30, 1996 and 1995                             5

                  Statements of Cash Flows
                  Nine Months Ended September 30, 1996 and 1995         6 - 7

                  Notes to Financial Statements                           8

Item 2        Management's Discussion and Analysis of
              Financial Condition and Results of Operations            9 - 10

                              MACROCHEM CORPORATION
                           BALANCE SHEETS (UNAUDITED)

                                     ASSETS
                                     ------

                                                  September  30,   December  31,
                                                      1996            1995
                                                      ----            ----

CURRENT ASSETS

     Cash and cash equivalents                     $ 5,241,267      $ 3,591,779
     Accounts receivable                                   ---              ---
     Marketable securities                           2,200,760          971,492
     Certificates of deposit                           393,555          287,000
     Prepaid expenses and other current assets         103,850          112,291
                                                    -----------      -----------

           TOTAL CURRENT ASSETS                      7,939,432        4,962,562
                                                    ----------        ---------

PROPERTY AND EQUIPMENT, net of
     accumulated depreciation:
        1996 - $445,839; 1995 - $374,300               333,616          307,390
                                                    ----------       ----------

OTHER ASSETS

     Patents, net of accumulated amortization:
        1996 - $35,423; 1995 - $28,320                 219,289          188,213
     Deposits                                            4,460            4,460
                                                   -----------     ------------

           TOTAL OTHER ASSETS                          223,749          192,673
                                                    ----------       ----------




TOTAL ASSETS                                       $ 8,496,797      $ 5,462,625
                                                     =========        =========



                                                                     (Continued)

                              MACROCHEM CORPORATION
                           BALANCE SHEETS (CONTINUED)

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------


                                                   September 30,    December 31,
                                                       1996           1995
                                                       ----           ----

CURRENT LIABILITIES

     Current portion of capital
       lease obligations                           $    39,192    $    36,616
     Accounts payable and accrued expenses             252,458        290,345
     Accrued compensation to stockholder/officer        47,050         97,050
     Deferred rent                                       2,496          5,928
                                                   -----------    -----------

          TOTAL CURRENT LIABILITIES                    341,196        429,939
                                                   -----------    -----------

LONG-TERM LIABILITIES

     Deferred rent, non-current portion                    ---          1,014
     Capital lease - long term                          26,910         55,245
                                                   -----------    -----------

          TOTAL LONG-TERM LIABILITIES                   26,910         56,259
                                                   -----------    -----------

          TOTAL LIABILITIES                            368,106        486,198
                                                   -----------    -----------

STOCKHOLDERS' EQUITY

     Common stock,  issued and  outstanding,
       15,526,524  shares and  13,129,321
       shares at September 30, 1996 and
       December 31, 1995, respectively                 155,265        131,293
     Additional paid-in capital                     24,974,192     19,801,473
     Accumulated deficit                           (17,000,766)   (14,956,339)
                                                   -----------    -----------

           TOTAL STOCKHOLDERS' EQUITY                8,128,691      4,976,427
                                                   -----------    -----------

           TOTAL LIABILITIES AND STOCKHOLDERS'
                EQUITY                            $  8,496,797   $  5,462,625
                                                   ===========    ===========






The accompanying notes are an integral part of these unaudited financial statements.



                                                                    (Concluded)

                              MACROCHEM CORPORATION
                      STATEMENTS OF OPERATIONS (UNAUDITED)

                                             For the three months          For the nine months
                                              ended September 30,          ended September 30,
                                              -------------------          -------------------
                                              1996          1995          1996            1995
                                              ----          ----          ----            ----
REVENUES

    Product sales and royalty income      $    2,904     $      108    $     2,904    $       108
    Research contracts                           ---            ---         82,905         15,150
                                          ----------     ----------    -----------    -----------

          TOTAL                                2,904            108         85,809         15,258
                                          ----------     ----------    -----------    -----------

OPERATING EXPENSES

    Marketing, general and
      administrative                         269,323        319,775      1,092,118      1,014,635
    Research and development                 383,120        328,940      1,277,541        796,506
    Consulting fees with related
      parties                                  3,000          9,000         15,000         27,000
                                          ----------     ----------    -----------    -----------

          TOTAL OPERATING EXPENSES           655,443        657,715      2,384,659      1,838,141
                                          ----------     ----------    -----------    -----------

          LOSS FROM OPERATIONS            (  652,539)    (  657,607)    (2,298,850)   ( 1,822,883)
                                          ----------     ----------    -----------    -----------

OTHER INCOME (EXPENSE)

    Interest income                           67,487         68,036        263,995        183,150
    Interest expense                      (    1,196)    (    1,313)    (    9,568)   (     3,666)
    Other                                 (        1)    (      313)    (        4)   (        48)
                                          ----------     ----------    -----------    -----------

          TOTAL OTHER INCOME (EXPENSE)        66,290         66,410        254,423        179,436
                                          ----------     ----------    -----------    -----------

          NET LOSS                        $( 586,249)    $( 591,197)   $(2,044,427)   $(1,643,447)
                                          ----------     ----------    -----------    -----------

NET LOSS PER SHARE                        $(     .04)    $(     .05)   $(      .14)   $(      .14)
                                          ----------     ----------    -----------    -----------

WEIGHTED AVERAGE NUMBER OF
    COMMON SHARES OUTSTANDING             15,522,218     12,709,683     15,134,688     12,093,045
                                          ==========     ==========    ===========    ===========



The accompanying notes are an integral part of these unaudited financial statements.

                              MACROCHEM CORPORATION
                      STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                   For the nine months ended September 30,
                                                  ---------------------------------------
                                                           1996               1995
                                                           ----               ----
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss                                               $(2,044,427)      $(1,643,447)
                                                         ---------         ---------
Adjustments to reconcile net loss to net
    cash used by operating activities:
    Depreciation and amortization                           78,642            57,692
    Abandoned patent costs                                     ---            20,703
    Amortization of discounts on
      marketable securities                             (   62,336)       (  134,589)
    Gain on sale of equipment                                  ---        (    3,925)
    Stock option compensation                               21,220               ---
Increase (decrease) in cash from:
    Accounts receivable                                        ---               ---
    Prepaid expenses and other current assets                8,441        (    9,742)
    Accounts payable                                    (   37,887)           23,422
    Accrued compensation                                (   50,000)       (    4,202)
      Deferred rent                                     (    4,446)       (    4,446)
      Increase in other assets                                 ---        (    6,753)
                                                         ---------         ---------
         Total adjustments                              (   46,366)       (   61,840)
                                                         ---------         ---------

         NET CASH USED BY OPERATING ACTIVITIES          (2,090,793)       (1,705,287)
                                                         ---------         ---------

CASH FLOWS FROM INVESTING ACTIVITIES:

    Purchases of marketable securities and
      certificates of deposit                           (6,478,487)       (3,489,800)
    Proceeds from maturities of marketable
      securities and certificates of deposit             5,205,000         5,259,000
    Expenditures for property and equipment             (   97,765)       (   50,521)
    Proceeds from sale of equipment                            ---             4,800
    Additions to patents                                (   38,179)              ---
                                                         ---------         ---------

         NET CASH USED FOR INVESTING ACTIVITIES         (1,409,431)        1,723,479
                                                         ---------         ---------

CASH FLOWS FROM FINANCING ACTIVITIES:

    Proceeds from issuance of common stock, net                ---         2,227,000
    Principal payments on capital lease                 (   25,759)       (   12,202)
    Proceeds from exercise of common stock options         424,157           533,270
    Proceeds from exercise of common stock warrants      2,170,064            90,000
    Proceeds from exercise of unit purchase options      2,581,250               ---
                                                         ---------         ---------
         NET CASH PROVIDED BY FINANCING ACTIVITIES       5,149,712         2,838,068
                                                         ---------         ---------

NET INCREASE IN CASH AND CASH EQUIVALENTS                1,649,488         2,856,260

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD           3,591,779           585,458
                                                         ---------         ---------

CASH AND CASH EQUIVALENTS, END OF PERIOD               $ 5,241,267       $ 3,441,718
                                                         =========         =========

The accompanying notes are an integral part of these unaudited financial
statements.                                                          (Continued)

                              MACROCHEM CORPORATION
                      STATEMENTS OF CASH FLOWS (Continued)



SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:

    During the nine months ended September 30, 1996 and 1995, cash paid for interest was $9,568 and $3,666, respectively. The Company did not pay any income taxes during these periods.










































The accompanying notes are an integral part of these unaudited financial statements.
                                                                     (Concluded)

                              MACROCHEM CORPORATION
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

1) As permitted by the rules of the Securities and Exchange Commission (the "Commission") applicable to quarterly reports on Form 10-Q, these notes are condensed and do not contain all disclosures required by generally accepted accounting principles. Reference should be made to the financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

     In the opinion of management of the Company, the accompanying financial statements reflect all adjustments which were of a normal recurring nature necessary for a fair presentation of the Company's financial position, results of operations and cash flows for the three and nine months ended September 30, 1996 and 1995.

     The results disclosed in the Statements of Operations for the three and nine months ended September 30, 1996 are not necessarily indicative of the results to be expected for the full year.

(2) Research and development costs are charged to operations as incurred. Such costs include proprietary research and development activities and expenses associated with research and development contracts. In 1996, the Company changed its definition of operating expenses to more properly reflect personnel efforts and other resources. This change affected the 1995 operating expense presentation by decreasing research and development expenses and increasing general and administrative expenses from amounts previously reported by approximately $104,000 for the nine months ended
     September 30, 1995 and approximately $34,000 for the three months ended September 30, 1995.

(3) In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," which was effective for the Company beginning January 1, 1996. SFAS No. 123 requires expanded disclosures of stock-based compensation arrangements with employees and encourages (but does not require) compensation cost to be measured based on fair value of the equity instrument awarded. Companies are permitted, however, to continue to apply APB Opinion No. 25, which recognizes compensation cost based on the intrinsic value of the equity instrument awarded. The Company will continue to apply APB Opinion No. 25 to its stock-based compensation awards to employees and will disclose the required pro forma effect on net income and earnings per share in the Company's Annual Report on Form 10-K for the year ending December 31, 1996.

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

(5) Research contract revenues related to the Company's proprietary SEPA technology are recognized upon completion of the contract due to the uncertainty of contract completion.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1995

       During the three months ended September 30, 1996 and September 30, 1995, the Company had no significant revenues.

       Marketing, general and administrative expenses decreased approximately $50,000 (16%) over the comparable 1995 period due primarily to lower legal fees. This decrease was partially offset by increased employee additions.

       Research and development costs in the 1996 period increased approximately $54,000 (16%) over the comparable 1995 period due primarily to increased employee additions partially offset by reduced contract spending to test and evaluate the Company's potential products.

NINE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1995

       Total revenue for the nine months ended September 30, 1996 was approximately $86,000 compared to approximately $15,000 for the same period in 1995. This increase is due primarily to two research contracts completed in the second quarter of 1996.

       Marketing, general and administrative expenses increased approximately $77,000 (8%) over the comparable 1995 period due primarily to increased employee additions, and increased investment banking fees. These increases were partially offset by reduced legal and accounting fees.

       Research and development costs increased approximately $481,000 (60%) over the comparable 1995 period due primarily to increased employee additions and increased efforts to test and evaluate the Company's potential products by increased clinical investigation efforts and technical consulting.

       Other income increased approximately $75,000, resulting primarily from interest income earned on increased cash and short term investments.

LIQUIDITY AND CAPITAL RESOURCES

       Since inception, the primary source of funding for the Company's operations has been the private and public sale of its securities, and to a lesser extent, the licensing of its proprietary technology, government grants and research contracts.

       As of September 30, 1996, the Company had working capital of approximately $7.6 million compared to $4.5 million at December 31, 1995. The increase in working capital during the nine month period results primarily from the receipt of approximately $5.2 million from the exercise of unit purchase options and of options and warrants to purchase common stock. Cash used in operations for the nine months ended September 30, 1996 was approximately $2.1 million.

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

       The Company anticipates additional capital expenditures of approximately $30,000 during the remainder of the fiscal year ending December 31, 1996.

       The Company believes that its existing cash, cash equivalents and marketable securities will be sufficient to meet its current operating expenses and capital expenditure requirements for a period of at least the next twelve months.

       The foregoing statements include forward-looking statements which involve risks and uncertainties. The Company's actual experience may differ materially from that discussed above. Factors that might cause such a difference include, but are not limited to, those discussed in this report. Reference should be made to the Company's Annual Report on Form 10-K for the year ended December 31, 1995 and, in particular, the section entitled "Risk Factors".

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


                                                 MacroChem Corporation
                                                 ---------------------
                                                 (Registrant)


November 14, 1996                                /s/Alvin J. Karloff
                                                 -------------------
                                                 Alvin J. Karloff
                                                 Chief Executive Officer and
                                                 Principal Financial Officer