Form 10-K
period 1996-12-31
MACROCHEM CORP
filed 1997-03-27
CIK 743884

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the Fiscal Year Ended December 31, 1996

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

                          Common Stock, $.01 par value
                                (Title of Class)

                                Class A Warrants
                                (Title of Class)

                                Class AA Warrants
                                (Title of Class)

                                Class X Warrants
                                (Title of Class)

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

     The aggregate market value of the shares of Common Stock held by non-affiliates, based upon the closing price for such stock on February 28, 1997 was approximately $110,375,000. As of February 28, 1997, 15,767,875 shares of common stock, $.01 par value, were outstanding.

                       Documents Incorporated By Reference

     Portions of the registrant's definitive Proxy Statement (the "Proxy Statement") for its 1997 Annual Meeting of Stockholders presently intended to be filed with the Securities and Exchange Commission by April 30, 1997 are incorporated by reference into Part III of this Form 10-K.

PART I

ITEM 1.  BUSINESS.

     THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. THE COMPANY'S ACTUAL RESULTS MAY DIFFER SIGNIFICANTLY FROM THE RESULTS DISCUSSED IN THE FORWARD-LOOKING STATEMENTS. FACTORS THAT MIGHT CAUSE SUCH A DIFFERENCE INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED OR REFERRED TO IN "RISK FACTORS".

     MacroChem's primary business is the development and commercialization of transdermal drug delivery compounds and systems designed to promote the delivery of drugs from the surface of the skin into the skin or into the bloodstream. SEPA(R) compounds, the Company's proprietary transdermal penetration enhancers, when properly combined with particular drugs, create pharmaceutical formulations (creams, gels, solutions, etc.) that enhance the transdermal delivery of drugs into the skin or into the bloodstream. SEPA formulations combined with the Company's polymers and adhesives can also be used with patch formats to achieve the transdermal delivery of selected drugs. The Company believes that SEPA compounds enhance the diffusion of drugs into and through the skin by making the outer layer of the skin (stratum corneum) more permeable to the drug molecule. Transdermal delivery provides an alternative to other methods of drug administration (injection, oral dosage forms, inhalation), and may allow selected drugs to be administered more effectively, at lower doses, with fewer adverse events and improved patient compliance.

     The Company is developing specific SEPA formulations for use with non-proprietary and proprietary drugs manufactured by pharmaceutical companies, and plans to commercialize these products through the formation of partnerships, strategic alliances and license agreements with those companies. In order to attract strategic partners, the Company is conducting clinical testing of certain SEPA-enhanced pharmaceuticals. The Company believes that if the clinical trials are successful the results will aid the Company in attracting partners to assist in the promotion of the product. Because of the substantial costs involved in bringing a new pharmaceutical product or a new formulation of an old drug to the market, the Company may be required to rely on pharmaceutical companies to conduct all or part of the clinical trials necessary to gain regulatory approval to manufacture and to market any resulting product.

     The Company has also developed a series of new low molecular weight polymers, termed MacroDerm,TM for cosmetic use and the topical delivery of pharmaceuticals.

     The Company does not maintain general product liability insurance, since the Company does not market drug products. The Company recently commenced clinical studies and obtained specific liability insurance relating to such studies. As of December 31, 1996, no asserted liability claims exist against the Company. However, in the future, incidents could give rise to claims which could exceed the Company's insurance coverage and resources.

BUSINESS AGREEMENTS

     On January 22, 1997 the Company signed a license and supply agreement with Cytopharm, Inc., a California corporation. Cytopharm invented and is the owner of certain patent rights covering a photo-activated compound for the treatment of certain dermatological diseases. The Company will make available its enhancer for use by Cytopharm and its licensee in the agreed to photo-activated formulation. Cytopharm agrees to pay or cause its licensee to pay royalties to the Company on all license fees, milestone payments, advance royalty payments and other lump-sum payments with respect to license and sale of such formulation for a period equal to the longer of the life of the Company's patent or ten years from the commencement of commercial marketing of the formulation in each country where the formulation is marketed.

     In September 1990, the Company entered into a license agreement with Ascent Pharmaceuticals, Inc. ("Ascent") in which Ascent received an exclusive license to develop, test and market the Company's SEPA compounds in combination with catecholamine bronchodilators for the treatment of respiratory disorders and, in combination with cromolyn sodium, to treat allergic disorders. Ascent is in the clinical stage of its development program. However, no assurances can be given that the work conducted by Ascent will lead to the marketing of SEPA-containing products for these indications.

RESEARCH AND DEVELOPMENT

     The Company conducts its research and development activities through its own staff and facilities, as well as through collaborative arrangements with universities, contract research organizations and independent consultants. As of March 1, 1997, the Company had 19 full-time employees, 11 of whom are devoted to research and development and regulatory affairs. In addition, two Company officers devote approximately 75% of their time to research and development. Research and developmental expenditures aggregated $1,736,600, $1,238,100 and $864,100 during the years ended December 31, 1996, 1995 and 1994, respectively. The Company is also dependent upon third parties to conduct clinical studies, obtain FDA and other regulatory approvals and manufacture and market a finished product.

     The Company anticipates incurring significant development expenditures in the future as the Company continues its efforts to develop its present compounds and new drug formulations and as it begins to research other technologies and to expand its toxicological and clinical studies of certain drugs. The Company conducts stability studies, tests its unique formulations and designs manufacturing processes for its SEPA compounds and adhesive and polymer technologies at its facility and other facilities. The Company has cGMP (current Good Manufacturing Practices) facilities for the manufacture of dosage forms for clinical evaluations.

PRODUCTS AND TECHNOLOGIES

BACKGROUND

     To be effective, drugs must reach an intended site in the body, at an effective concentration, and for an appropriate length of time. Traditional methods of drug administration, such as oral ingestion, intramuscular and intravenous injections and inhalation, are effective for a wide variety of drugs. However, depending upon the given drug, each method may have disadvantages. For example, in oral administration, a drug must pass through the gastrointestinal system to be absorbed and may be metabolized or broken down, resulting in a lower amount of effective drug being therapeutically available. As a result, higher dosages of the drug must be used to produce the desired effect, which may cause irritation of the gastrointestinal tract and systemic toxicity.

     In addition, the rate at which orally administered drugs are absorbed may vary depending on several factors, including the drug's chemical properties, the length of time the drug remains in the gastrointestinal tract and the patient's meal patterns. Although the pharmaceutical industry has investigated a variety of alternative approaches for dealing with drug adverse events and loss of efficacy following oral dosing, through enteric coating of tablets, formulating with various waxes and cellulosic materials, microencapsulation and compressing tablets in various layers, the desired effects of these approaches are not always reproducible from patient to patient or effective in modifying metabolic effects produced in the liver.

TRANSDERMAL DRUG DELIVERY

     Transdermal drug delivery is the process of delivering drugs into the skin so that they can be effective in the treatment of dermatological conditions and diseases or through the skin and into the bloodstream for the treatment of systemic diseases.

     The skin is made up of three layers: the outer layer, the stratum corneum, the middle layer or viable epidermis, and the inner layer, the dermis. The stratum corneum, which serves as the skin's primary barrier to the external environment, consists of closely packed dead cells and fatty (lipid) material. The epidermis is composed of several layers of active cells and the dermis consists, in part, of tissue containing hair follicles, nerve endings and blood capillaries. Within the stratum corneum, lipid layers bind the dead cells together to form a protective barrier. Research conducted by MacroChem shows that SEPA compounds affect drug delivery by acting, in part, upon the stratum corneum to disrupt the alignment of the lipid molecules within the lipid layers. This disruption increases the porosity of the lipid-cell layers, allowing drugs to diffuse through the stratum corneum through the more porous epidermis to the dermis, where they enter the blood stream through the capillaries. The rate and amount of drug absorbed can be controlled by varying the formulation used.

THE COMPANY'S DRUG-DELIVERY SYSTEMS AND OTHER PROPOSED PRODUCTS

SEPA COMPOUNDS

     The delivery of a drug through the skin depends on the drug's physical and chemical characteristics (molecular size and shape, the drug's solubility in lipids and water, its melting point and whether it is lipophilic or hydrophilic).

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

     Although certain delivery methods using chemicals have proven to be somewhat effective with specific drugs, such as drugs used for the treatment of motion sickness or hormone deficiencies, they have caused adverse events, such as skin irritation and sensitivity at the site of application. Some drugs, because of their physical characteristics or the amount of drug necessary to achieve the desired therapeutic effect, have not been successfully delivered transdermally to date.

     The Company has developed SEPA compounds that are designed to enhance the transport, penetration and controlled delivery of drugs through the skin. SEPA compounds are generally colorless, clear liquids that are intended to promote drug delivery by aiding drug molecules to penetrate the skin, diffuse into or through the skin layers and become absorbed into the bloodstream.

     The Company has set up its own facility for the in vitro testing of drug formulations containing SEPA, and is currently less dependent on outside laboratories for this type of testing. The Company is conducting in vitro studies to evaluate the transdermal enhancing effect of SEPA in combination with a variety of drugs with differing physical and chemical characteristics, representing a broad spectrum of potential drug products. Although the Company's research and development efforts with SEPA are at an advanced stage, the Company must still conduct substantial additional studies to demonstrate the efficacy and safety of any SEPA-drug formulation. The Company has found that specific drugs administered transdermally with SEPA demonstrated increased transdermal absorption. Some of the drug formulations tested by the Company with SEPA contain compounds generally recognized as unlikely or difficult candidates for transdermal delivery because of their physical and chemical properties and molecular size. As these drug formulations are further developed, the Company plans to conduct additional studies to investigate the efficacy and safety of some of these formulations.

     Although in vivo testing has been conducted on SEPA compounds, more studies will be needed to demonstrate the safety and efficacy of SEPA in formulations with specific drugs. The Company is currently conducting clinical trials with a topical SEPA formulation of alprostadil, for the treatment of erectile dysfunction.

     The Company intends to begin clinical trials of a topical formulation of SEPA and testosterone in early 1997 and plans additional clinical studies of SEPA in a topical gel formulation with ibuprofen for the treatment of muscle pain.

    In addition to the ongoing clinical development programs cited above, the Company, in association with third parties, is currently conducting pre-clinical studies with SEPA formulations in combination with specific drugs for a variety of applications.

     The Company believes that SEPA compounds can be used with a broad variety of new and existing drugs to enhance their commercial value. The improved therapeutic effectiveness and convenience of a transdermal SEPA product may substantially expand the existing market for a drug. In addition, a formulation containing a SEPA compound may prove to be a superior alternative to the existing methods of administering certain drugs.

MACRODERM(TM) DRUG DELIVERY SYSTEM

     The Company has developed a series of new low molecular weight polymers, termed MacroDerm,TM for use in cosmetics and in the superficial dermal delivery of pharmaceuticals. Potential applications include their use with sunscreens, moisturizers, and insect repellents.

COMPETITION

     The Company competes with numerous firms, many of which are large, multi-national organizations with worldwide distribution. The Company believes that its major competitors in the drug-delivery sector of the health care industry include ALZA Corporation, Cygnus Therapeutic Systems, Elan Corporation, plc., Ciba-Geigy Limited and Sandoz Limited. These firms have substantially greater capital resources, research and development and technical staffs, facilities and experience in obtaining regulatory approvals, as well as in manufacturing, marketing and distribution of products, than the Company. Recent trends in this area are toward further market consolidation of large drug companies into a smaller number of very large entities, further concentrating financial, technical and market strength and increasing competitive pressure in the industry. Academic institutions, hospitals, governmental agencies and other public and private research organizations are also conducting research and seeking patent protection and may develop competing products or technologies of their own through joint ventures or other arrangements. In addition, recently developed technologies or technologies that may be developed in the future may or could be the basis for competitive products. No assurance can be given that the Company's competitors will not succeed in developing technologies and products that are more effective or less costly to use than any that are currently being developed by the Company.

     Alprostadil, a synthetic prostaglandin E1, is the only drug approved for marketing in the U.S. for erectile dysfunction. It is available in two dosage forms. Caverject,AE marketed by Pharmacia & Upjohn, is administered by needle injection directly into the penis. The second product, developed by Vivus, is a pellet form of the drug administered through a tube inserted into the urethra. In contrast to the invasive forms now available, MacroChem believes that a topical gel formulation applied to the penis will be the preferred dosage form for treatment of this disorder.

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

EMPLOYEES

     As of March 1, 1997, the Company had 19 full time employees, 11 of whom are devoted to research and development and regulatory affairs. In addition, two Company officers devote approximately 75% of their time to research and development.

GOVERNMENT REGULATION

     The production and marketing of the Company's drug delivery systems and pharmaceutical products are subject to regulation for safety, efficacy and quality by numerous federal, state and local agencies and comparable agencies in foreign countries. In the United States, the Federal Food, Drug and Cosmetics Act, the Public Health Service Act, the Controlled Substances Act and other federal statutes and regulations govern or influence the testing, manufacture, safety, labeling, storage, record keeping, approval, advertising and promotion of the Company's proposed products and technologies.

     Non-compliance with applicable requirements can result in fines and other judicially imposed sanctions including recalls and criminal prosecutions based on products, promotional practices, or manufacturing practices that violate statutory requirements. In addition, administrative remedies can involve voluntary recalls or cessation of sale of products, administrative detention, public notice, voluntary changes in labeling, manufacturing or promotional practices, as well as refusal of the government to approve NDAs. The FDA also has the authority to withdraw approval of drugs in accordance with statutory procedures.

     The FDA approval procedure involves completion of certain pre-clinical and manufacturing/stability studies and the submission of the results of these studies to the FDA in an IND application in support of performing clinical trials. IND allowance is then followed by performance of human clinical trials, and additional pre-clinical and manufacturing quality control studies, supporting safety, efficacy and manufacturing quality control. The information developed under the IND is compiled into an NDA or ANDA and submitted to FDA for approval to market.

     Pre-clinical studies involve laboratory evaluation of product characteristics and animal studies to assess the efficacy and safety of the product. Human clinical trials are typically conducted in three sequential phases, but the phases may overlap. Phase I trials consist of testing of the product in a small number of normal volunteers primarily for safety. In Phase II, in addition to safety, the efficacy of the product is evaluated in a small patient population. Phase III trials typically involve multicenter testing for safety and clinical efficacy in an expanded population of patients at geographically dispersed test sites. A clinical plan, or "protocol," accompanied by the approval of the institutions participating in the trials, must be submitted to the FDA prior to commencement of each clinical trial. The FDA may order the temporary or permanent discontinuation of a clinical trial at any time if adverse events that endanger patients in the trials are observed. In addition, the FDA may request Phase IV clinical trials, to be performed after marketing approval, to resolve any lingering questions.

     A 30-day waiting period after the filing of each IND application is required by the FDA prior to the commencement of clinical testing in human subjects. If the FDA has not commented on or questioned the IND application within 30 days, initial clinical studies may begin. However, any FDA comments or questions must be answered to the satisfaction of the FDA before initial clinical testing can begin. In some instances, this process could result in substantial delay and expense.

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

PATENTS AND LICENSE RIGHTS

     The Company was granted a new U.S. patent in 1996 based on the combination of various different classes of enhancer compounds in conjunction with iontophoresis. In addition, the corresponding European application has also been found allowable and will cover the combination of iontophoresis with SEPA as well as other enhancer compounds.

     The Company's U.S. patent applications filed in 1995 for the use of SEPA with minoxidil for once-a-day treatment and covering its MacroDerm(TM) technology were allowed in 1996 and patents are expected to issue in 1997. Applications covering modified forms of the MacroDerm polymers were filed during 1996. Also allowed in 1996 were the Company's patent applications for low molecular weight polyvinyl pyrrolidone molecules and their use in stabilizing enzymes and other types of proteins (U.S.); and for SEPA in Japan. This technology no longer fits within the product development and technology focus of the Company, and it intends to sublicense the technology, if possible. No assurance can be given, however, that a sublicensee can be identified who will be willing to license the technology.

     The Company was granted a U.S. patent in 1994 relating to certain compounds useful for the treatment of osteoporosis and hypercalcemia. Corresponding foreign patents have also issued in several European countries and Canada. A related U.S. patent issued in 1995 for the use of these compounds in the treatment of hypercalcemia. The Company holds patents on its SEPA compounds in the United States, Canada, throughout Europe and in Japan. The Company owns a U.S. patent on a transdermal medicator.

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

                                  RISK FACTORS

     IN ADDITION TO THE OTHER INFORMATION IN THIS REPORT, THE FOLLOWING RISK FACTORS SHOULD BE CONSIDERED CAREFULLY IN EVALUATING THE COMPANY AND ITS BUSINESS. THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. THE COMPANY'S ACTUAL RESULTS MAY DIFFER SIGNIFICANTLY FROM THE RESULTS DISCUSSED IN THE FORWARD-LOOKING STATEMENTS IN THIS REPORT AND IN FORWARD-LOOKING STATEMENTS MADE FROM TIME TO TIME BY THE COMPANY ON THE BASIS OF MANAGEMENT'S THEN-CURRENT EXPECTATIONS. FACTORS THAT MIGHT CAUSE SUCH A DIFFERENCE INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED OR REFERRED TO BELOW.

HISTORY OF OPERATING LOSSES; NEED FOR CONTINUED WORKING CAPITAL

     The Company has been engaged primarily in research and development since its inception in 1981 and has derived limited revenues from the commercial sale of its products and licensing of certain technology. The Company has had no revenues relating to the sale of any products currently under development. The Company has incurred net losses every year since its inception and the Company anticipates that losses may continue for the foreseeable future. At December 31, 1996, the Company's accumulated deficit was approximately $18.1 million. The Company's ability to continue operations after its current capital resources are exhausted depends on its ability to obtain additional financing and achieve profitable operations, as to which no assurance can be given. However, the Company believes that its financial resources are sufficient to meet planned operating activities for the next twelve months.

     The Company continues to pursue the commercialization of its SEPA technology through discussion and presentation of its technology to potential licensees. No assurance can be given that these discussions will lead to any licenses. No assurance can be given that any license fees will be received by the Company in the current fiscal year. For the foreseeable future, and until marketing approvals are obtained, and/or license agreements are entered into, if ever, the Company anticipates limited licensing revenue and no royalties from sales of products using SEPA for pharmaceutical purposes.

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

     The Company's proposed products are in the early development stage, require significant further research, development, testing and regulatory clearances and are subject to the risks of failure inherent in the development of products based on innovative technologies. These risks include the possibilities that any or all of the proposed products may be found to be ineffective or toxic, or otherwise may fail to receive necessary regulatory clearances; that the proposed products, although effective, may be uneconomical to market; or that third parties may market superior or equivalent products. Due to the extended testing and regulatory review process required before marketing clearance can be obtained, the Company does not expect to be able to realize revenues from the sale of any drugs in the near term.

NEED FOR SIGNIFICANT PRODUCT DEVELOPMENT EFFORTS AND ADDITIONAL FINANCING

     Before the Company or any licensees of the Company may market any products based upon the Company's technology, significant additional development efforts and substantial preclinical and clinical testing will be necessary. Unless substantial additional financing is obtained, the Company may not have sufficient working capital to complete clinical studies on any proposed products. No assurance can be given that the Company will be able to secure such financing on favorable terms, if at all.

UNCERTAINTIES RELATED TO CLINICAL TRIALS

     Before obtaining regulatory approval for the commercial sale of any of its pharmaceutical products under development, the Company must demonstrate that the product is safe and efficacious for use in each proposed indication. The results of preclinical studies and early clinical trials may not be predictive of results that will be obtained in large-scale testing, and there can be no assurance that clinical trials of the Company's products will demonstrate the safety and efficacy of its products or will result in marketable products. A number of companies in the pharmaceutical industry have suffered significant setbacks in advanced clinical trials, even after promising results in earlier trials. If the Company were unable to demonstrate the safety and efficacy of certain of its products, the Company may be adversely affected.

DEPENDENCE ON THIRD PARTIES FOR DEVELOPMENT; NO ASSURANCE OF LICENSED AGREEMENTS

     The Company intends to rely on licensees and joint venture arrangements to fund most of the costs relating to product development and clinical trials. Licensees may be expected to have the legal right to terminate funding a product at any time for any reason without significant penalty. The resources and attention devoted by a licensee to a product are not within the Company's control, and this can result in delays in clinical testing, the preparation and prosecution of regulatory filings and commercialization efforts. Further, no assurance can be given that the Company will be able to enter into new collaborative arrangements or that existing or future collaborative arrangements will be successful.

PRIOR DEVELOPMENT EFFORTS

     Since the Company's inception in 1981, the Company has engaged in research and development activities with respect to a variety of technologies and products, including polymers for medical and industrial use, dental adhesives, osteoporotic drugs and transdermal drug-delivery products. Although the Company has generated differing levels of revenue over the last several years, none of the Company's products or technologies has ever generated sustained revenues and the Company has never had profitable operations. The Company has expended a substantial amount of its resources in researching and developing technology relating to these products as well as in connection with the research and development of its transdermal delivery systems. No assurance can be given that the Company's development activities with respect to its transdermal delivery systems will be successful or that these efforts, as well, will not be eventually abandoned.

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

DEPENDENCE ON THIRD PARTIES FOR MANUFACTURING

     The Company currently does not have facilities capable of manufacturing any proposed products in commercial quantities. Accordingly, the Company expects that it will be dependent to a significant extent on licensees, corporate partners or contract manufacturers for such manufacturing and for compliance with regulatory requirements for good manufacturing practices. The Company's dependence on third parties for manufacturing may adversely affect the Company's ability to develop and deliver products on a timely and competitive basis. If the Company decides to establish a commercial manufacturing facility, it will require substantial additional funds, will be required to hire and retain significant additional personnel and will be required to comply with extensive government regulations. No assurance can be given that the Company will be able to obtain additional capital to conduct such activities directly.

RELIANCE ON KEY EMPLOYEES; LIMITED PERSONNEL; ABILITY TO ATTRACT AND RETAIN QUALIFIED SCIENTISTS

     The success of the Company is dependent on the efforts and abilities of Dr. Carlos M. Samour, its Chairman of the Board of Directors and Scientific Director, Alvin J. Karloff, its Chief Executive Officer and President and
Dr. Stephen J. Riggi, its Vice President of Operations. Dr. Samour, Mr. Karloff and Dr. Riggi are employed by the Company under employment agreements that are of indefinite length and include non-disclosure and non-competition provisions. The loss of Dr. Samour, Mr. Karloff or Dr. Riggi could have a material adverse effect on the Company's business.

     The Company's business also depends on access to scientific talent, competition for which is intense and can be expected to increase. There can be no assurances that the Company will be able to retain its existing personnel or to attract additional qualified employees.

COMPETITION, GOVERNMENT REGULATION, PATENTS AND LICENSE RIGHTS

     See these sections, above, for a description of risk factors relating to these matters.

PRODUCT LIABILITY; NO GENERAL INSURANCE

     The design, development, manufacture and sale of the Company's products involve an inherent risk of liability claims and associated adverse publicity. The Company currently has liability insurance to cover claims that may result from clinical trials, but does not maintain product liability insurance and may need to acquire such insurance coverage prior to the commercial introduction of its products. No assurance can be given that the coverage limits of the Company's insurance policies will be adequate. Such insurance is expensive, difficult to obtain and may not be available in the future on acceptable terms or at all. A successful claim brought against the Company if it is uninsured, or which is in excess of the Company's insurance coverage, if any, could have a material adverse effect upon the Company and its financial condition.

UNCERTAINTY OF PHARMACEUTICAL PRICING AND RELATED MATTERS

     The future revenues and profitability of, and availability of capital for bio-medical and pharmaceutical companies may be affected by the continuing efforts of governmental and third-party payors to contain or reduce the costs of health care through various means. For example, in certain foreign markets pricing or profitability of prescription pharmaceuticals is subject to government control and to reform in the health care system. In the United States, there have been, and the Company expects there will continue to be, a number of federal and state proposals to implement similar government control. While the Company cannot predict whether any such legislative or regulatory proposals will be adopted, the announcement or adoption of such proposals could have a material adverse effect on the Company's prospects. If the Company or one of its partners succeeded in bringing one or more of its products, based upon the Company's technology, to market, there can be no assurance that these products will be cost effective and that reimbursement to the consumer will be available or will be sufficient to allow the Company or its partners to sell such products on a profitable basis.

ITEM 2.   PROPERTIES.

     The Company leases 9,702 square feet of office and laboratory space in Lexington, Massachusetts. Details of the lease agreements are set out in Note 7 of the Financial Statements included in Item 8 of this Report and in the forms of lease and amendment included as exhibits to this Report.

ITEM 3.   LEGAL PROCEEDINGS.

     None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of security holders during the three months ended December 31, 1996, through the solicitation of proxies or otherwise.

PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

MARKET PRICE OF SECURITIES AND RELATED MATTERS

     The following chart sets forth the range of high and low bid prices for the Common Stock, Class A Warrants, Class AA Warrants and Class X Warrants for the periods indicated as obtained from NASDAQ and the NASD Electronic Bulletin
Board:

                      COMMON STOCK      CLASS A WARRANTS    CLASS AA WARRANTS    CLASS X WARRANTS
                          MCHM                MCHML                MCHMM              MCHMN
YEAR ENDED           HIGH      LOW        HIGH     LOW        HIGH      LOW      HIGH      LOW
DECEMBER 31, 1995
First Quarter      $2 15/16  $1 1/8     $  3/4  $   1/4     $   5/8  $   1/8    $1 1/2   $   1/2
Second Quarter      4  5/16   2 1/16     1 7/8      1/2       1 3/8      1/4     2 1/4       1/2
Third Quarter       6   1/2   3 3/8      3 3/8    1 1/2       2 3/8      7/8     4         1
Fourth Quarter      4 15/16   3          2 1/2    1 1/8       1 5/8      3/4     3         1 3/4

DECEMBER 31, 1996
First Quarter       7 11/16   3  3/4     4 1/2    2           3 1/2   1          5         3 1/2
Second Quarter      6  3/4    4  7/8     4 1/4    2 5/8       3 1/4   1  3/4     4 1/2     3 1/2
Third Quarter       5  3/4    3 11/16    3 5/8    1 3/4       2 3/4   1  1/4     3 1/2     3 1/4
Fourth Quarter      6  5/8    3  1/2     3 1/2    1 5/8       2 1/4   1  1/8     4 3/4     3 1/2

     The above quotations represent prices between dealers and do not include retail markups, markdowns or commissions and may not necessarily reflect actual transactions. As of December 31, 1996, there were 391 record holders of the Company's Common Stock.

     The Company has never paid dividends on its Common Stock and its Board of Directors does not contemplate declaring any dividends in the foreseeable future. The Company presently intends to retain earnings, if any, to finance research, development, and expansion of its business.

RECENT SALES OF UNREGISTERED SECURITIES

     During 1996, the Company issued the following securities which were not registered under the Securities Act of 1933:

         -On June 17, 1996, the Company issued a warrant to its investment banker, expiring June 17, 1999, for the purchase of 145,800 shares of the Company's Common Stock at a price of $6.075 per share in consideration of services to the Company.

         -On September 3, 1996, 925 shares of the Company's Common Stock were issued to a consultant in consideration of services to the Company.

     The transactions described above were effected in reliance upon the exemption from the registration requirements of the Securities Act of 1933 provided by section 4(2) thereof on the basis that such transactions did not involve any public offering.

ITEM 6.   SELECTED FINANCIAL DATA.

                            FISCAL     TRANSITION
                             YEAR     PERIOD FROM
                             ENDED     APRIL 1 TO
                           MARCH 31   DECEMBER 31              YEAR ENDED DECEMBER 31
-----------------------------------------------------------------------------------------------
                             1993         1993           1994          1995          1996
                             ----         ----           ----          ----          ----
                                                                                    (Note)

STATEMENTS OF
OPERATIONS DATA:

Total revenue            $1,027,730    $  123,819     $   44,710    $   17,493   $  129,786
Net loss                 (    2,539)   (1,465,454)    (1,969,442)   (2,465,837)  (3,139,796)
Net loss per share             0.00         (0.13)         (0.17)        (0.20)        (.21)
Weighted average
   common shares
   outstanding            7,929,629    10,874,172     11,558,105    12,331,560   15,239,080

BALANCE SHEET DATA:

Working capital          $6,508,411    $5,321,837     $3,615,608    $4,532,623   $7,127,252
Current assets            6,664,117     5,633,155      3,955,357     4,962,562    7,495,715
Total assets              6,914,246     5,956,850      4,437,600     5,462,625    8,063,750
Current liabilities         155,706       311,318        339,749       429,939      368,463
Capital lease obligations                     -0-            -0-        59,715       91,861
57,038
Total liabilities           165,378       324,188        387,792       486,198      386,871
Stockholders' equity      6,748,868     5,632,662      4,049,808     4,976,427    7,676,879

Note: Effective January 1, 1996, the Company adopted the Statement of
Financial Accounting Standards No. 123 "Accounting for Stock Based Compensation." As a result, the net loss and net loss per share for the year ended December 31, 1996 includes approximately $543,000, or $.04 per share, for non-employee stock option compensation. See Note 6 to the Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following discussion of the financial condition and results of operations for the Company should be read in conjunction with the accompanying financial statements and related footnotes.

GENERAL

     MacroChem's primary business is the development and commercialization of transdermal drug delivery compounds and systems designed to promote the delivery of drugs from the surface of the skin into the skin or bloodstream. The Company currently derives no significant revenue from product sales, royalties or license fees. The Company plans to develop specific SEPA(R) formulations for use with proprietary and non-proprietary drugs manufactured by pharmaceutical companies, and to commercialize these products through the formation of partnerships, strategic alliances and license agreements with those companies. In order to attract strategic partners the Company is conducting limited clinical testing of certain SEPA-enhanced pharmaceuticals.

     The Company's results of operations vary significantly from year to year and quarter to quarter, and depend, among other factors, on the signing of new licenses and product development agreements, the timing of revenues recognized pursuant to license agreements, the achievement of milestones by licensees, the progress of clinical trials conducted by licensees and the Company, and the degree of research, marketing and administrative effort. The timing of the Company's revenues may not match the timing of the Company's associated product development expenses. To date, research and development expenses have generally exceeded revenues in any particular period and/or fiscal year.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1996 COMPARED TO THE YEAR ENDED DECEMBER 31, 1995

     The Company has continued to incur losses from operations. For the year ended December 31, 1996, the net loss was approximately $3,139,800 as compared to a loss of $2,465,800 for the previous year, a 27% increase. For the 1996 and 1995 years, the Company realized operating revenues of approximately $129,800 and $17,500, respectively, which were from the completion of feasibility studies.

     Marketing, general and administrative expenses for 1996 aggregated approximately $1,892,600, an increase of $480,100 or 34% , from 1995's total of $1,412,500. The increase was due primarily to the adoption in 1996 of Statement of Financial Accounting Standards No. 123 "Accounting for Stock Based Compensation." Adopting this rule increased expenses approximately $491,200, of which appproximately $433,100 is attributable to the grant of a warrant to the Company's investment banker.

     Research and development costs increased by approximately $498,500 from $1,238,100 in 1995 to $1,736,600 for 1996, a 40% increase. The Company has continued its emphasis on research and development of expanded uses of the Company's proprietary products. 1996 costs increased due to the hiring of a director of research and development and to increased clinical study costs and internal research and development efforts. The adoption of SFAS 123 increased expenses approximately $35,300. The Company expects that research and development costs will continue to increase in 1997, reflecting increased clinical testing of the Company's products.

     Other income increased from a net amount of $203,300 in 1995 to $371,600 in 1996. This increase reflects greater cash on hand. Interest expense was approximately $12,000 in 1996, a reduction of $30,600 from 1995, reflecting the lower capital lease debt outstanding.

YEAR ENDED DECEMBER 31, 1995 COMPARED TO THE YEAR ENDED DECEMBER 31, 1994

     For the year ended 1995, the net loss was approximately $2,465,800 as compared to a loss of $1,969,400 for the previous year, a 25% increase. For the 1995 and 1994 years the Company realized operating revenues of approximately $17,500 and $44,700, respectively, which were from the completion of feasibility studies.

     Marketing, general and administrative expenses for 1995 aggregated approximately $1,413,500, an increase of $122,500 or 9%, from 1994's total of $1,291,000. During 1995, the Company used outside service providers for certain administrative functions, incurred increased recruiting expenses for the replacement of several executive level employees, and increased marketing its technology to potential licensees and strategic alliance partners.

     Research and development costs increased by approximately $374,000 from $864,100 in 1994 to $1,238,100 for 1995, a 43% increase. The Company has continued its emphasis on research and development of expanded uses of the Company's proprietary products. The construction of a pilot scale manufacturing facility, conforming to the FDA's current Good Manufacturing Practices (cGMP), during 1995, has increased the Company's internal research and development capabilities. This facility will allow for improvements in the manufacture and testing of its chemical compounds.

     Other income increased from a net amount of $177,000 in 1994 to $203,300 in 1995. This increase reflected greater cash on hand, offset in part by the effect of the flattening of US Treasury rates in the latter part of 1995. Interest expense was approximately $42,600 in 1995, reflecting management's decision to maximize available cash resources by acquiring new equipment through capital lease arrangements, rather than outright purchase.

LIQUIDITY AND CAPITAL RESOURCES

     Since inception, the primary source of funding for the Company's operations has been the private and public sale of its securities, and to a lesser extent, the licensing of its proprietary technology and products, government grants and the limited sales of products and test materials. During 1996, the Company received aggregate net proceeds of approximately $5.3 million from the exercise of stock options, stock warrants, and unit purchase options, compared to approximately $3.4 million in 1995. At December 31, 1996 working capital was approximately $7.1 million compared to $4.5 million at December 31, 1995. The increase in the Company's working capital, based upon the receipt of these net proceeds from the issuance of its securities was somewhat offset by the net cash used by operating activities for the year ended December 31, 1996. Until such time as the Company obtains agreements with third-party licensees or partners to provide funding for the Company's anticipated business activities or the Company is able to obtain funds through the private or public sale of its securities, the Company's working capital will be utilized to fund its activities.

     Capital expenditures and additional patent development costs for the year ended December 31, 1996 were approximately $185,000. The Company anticipates capital expenditures of approximately $55,000 during the fiscal year ended December 31,1997.

     The Company's long term capital requirements will depend upon numerous factors including the progress of the Company's research and development programs; the resources that the Company devotes to self-funded early stage clinical testing of SEPA enhanced compounds, proprietary manufacturing methods and advanced technologies; the ability of the Company to enter into additional licensing arrangements or other strategic alliances; the ability of the Company to manufacture products under those arrangements and the demand for its products or the products of its licensees or strategic partners if and when approved for sale by regulatory authorities. In any event substantial additional funds will be required before the Company is able to generate revenues sufficient to support its operations. There is no assurance that the Company will be able to obtain such additional funds on favorable terms, if at all. The Company's inability to raise sufficient funds could require it to delay, scale back or eliminate certain research and development programs.

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

RECENT ACCOUNTING PRONOUNCEMENT

     In March 1997, the Financial Accounting Standards Board released Statement of Financial Accounting Standards No. 128, "Earning Per Share", which will be effective for fiscal 1997. SFAS No. 128 will require the Company to restate amounts previously reported as earnings per share to comply with the requirements of SFAS No. 128; while the Company is in the process of evaluating the impact of SFAS No. 128, it does not expect that adoption will have a material effect on previously reported earnings per share.

THE FOREGOING STATEMENTS IN THIS REPORT INCLUDE FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. THE COMPANY'S ACTUAL RESULTS MAY DIFFER SIGNIFICANTLY FROM THE RESULTS DISCUSSED IN THE FORWARD-LOOKING STATEMENTS. FACTORS THAT MIGHT CAUSE SUCH A DIFFERENCE INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED OR REFERRED TO IN ITEM 1, BUSINESS - "RISK FACTORS".

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The information required under this Item 8 is set forth on pages 21 through 37 of this report.

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of MacroChem Corporation:

We have audited the accompanying balance sheets of MacroChem Corporation as of December 31, 1996 and 1995, and the related statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of MacroChem Corporation at December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.





DELOITTE & TOUCHE LLP
Boston, Massachusetts
March 6, 1997

                                                   MACROCHEM CORPORATION
                                                      BALANCE SHEETS
                                                        DECEMBER 31,

ASSETS                             1996          1995      LIABILITIES AND STOCKHOLDERS' EQUITY               1996             1995
------                             ----          ----      -------------------------------------              ----             ----

CURRENT ASSETS:                                            CURRENT LIABILITIES:
  Cash and cash equivalents     $7,329,881     $3,591,779    Current portion of capitalized lease
  Marketable securities             21,824      1,258,492      obligations                                $     38,630 $     36,616
  Accounts receivable               43,977            ---    Accounts payable and accrued expenses             281,769      290,345
  Prepaid expenses and other                                 Deferred compensation                              47,050       97,050
    current assets                 100,033        112,291    Deferred rent                                       1,014        5,928
                                 ---------      ---------                                                  -----------  -----------

                                                                  TOTAL CURRENT LIABILITIES                    368,463      429,939
                                                                                                           -----------  -----------

       TOTAL CURRENT ASSETS      7,495,715      4,962,562  CAPITALIZED LEASE OBLIGATIONS, Net of
                                 ---------      ---------    current portion                                    18,408       55,245
PROPERTY AND EQUIPMENT (NET)       345,343        307,390
                                 ---------      ---------
                                                           DEFERRED RENT, Noncurrent portion                       ---        1,014
                                                                                                           -----------  -----------
OTHER ASSETS:
  Patents, net                     218,232        188,213         TOTAL LONG-TERM LIABILITIES                   18,408       56,259
                                                                                                           -----------  -----------
  Deposits                           4,460          4,460
                                 ---------      ---------
                                                           TOTAL LIABILITIES                                   386,871      486,198
                                                                                                           -----------  -----------
       TOTAL OTHER ASSETS          222,692        192,673
                                 ---------      ---------

                                                           COMMITMENTS & CONTINGENCIES (Notes 6,7,8)

                                                           STOCKHOLDERS' EQUITY:
                                                             Preferred stock                                       ---          ---
                                                             Common stock, $.01 par value; authorized
                                                               60,000,000 shares; issued and outstanding,
                                                               15,601,274 shares and 13,129,321 shares
                                                               at December 31, 1996 and 1995, respectively     156,013      131,293
                                                             Additional paid-in capital                     25,839,675   19,801,473
                                                             Unearned compensation                         (   222,674)         ---
                                                             Accumulated deficit                           (18,096,135) (14,956,339)
                                                                                                            -----------  ----------

                                                           TOTAL STOCKHOLDERS' EQUITY                        7,676,879    4,976,427
                                                                                                            ----------   ----------

                                                           TOTAL LIABILITIES AND
TOTAL ASSETS                    $8.063,750     $5,462,625    STOCKHOLDERS' EQUITY                          $ 8,063,750   $5,462,625
                                 =========      =========                                                   ==========   ==========


See notes to financial statements.



                              MACROCHEM CORPORATION
                            STATEMENTS OF OPERATIONS


                                                Years Ended December 31,
                                                ------------------------

                                            1996          1995           1994
                                            ----          ----           ----

REVENUES

  Research contracts                  $     129,786  $    17,493   $     44,710
                                        -----------    ---------     ----------


OPERATING EXPENSES

  Marketing, general and administrative   1,892,572     1,412,537     1,291,040
  Research and development                1,736,561     1,238,070       864,123
  Consulting fees with related parties       12,000        36,000        36,000
                                        -----------    ----------    ----------

    TOTAL OPERATING EXPENSES              3,641,133     2,686,607     2,191,163
                                        -----------    ----------    ----------

    LOSS FROM OPERATIONS               (  3,511,347)  ( 2,669,114)  ( 2,146,453)
                                        -----------    ----------    ----------

OTHER INCOME (EXPENSE)

  Interest income                           383,596       246,018       170,950
  Interest expense                     (     12,045)  (    42,644)  (     1,199)
  Other                                         ---   (        97)        7,260
                                        -----------    ----------    ----------

         TOTAL OTHER INCOME                 371,551       203,277       177,011
                                        -----------    -----------   ----------

         NET LOSS                     $(  3,139,796) $(  2,465,837)$( 1,969,442)
                                         ==========    ===========   ==========

         NET LOSS PER SHARE            $(       .21) $(        .20)$(       .17)
                                         ==========    ===========   ==========

WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES OUTSTANDING             15,239,080    12 ,331,560   11,558,105
                                         ==========    ===========   ==========

See notes to financial statements.




                                                                     MACROCHEM CORPORATION
                                                                STATEMENTS OF STOCKHOLDERS' EQUITY

                                     Preferred Stock     Common Stock
                                     ---------------   ----------------
                                     Number            Number                 Additional
                                       of     Par       of          Par        Paid-In      Unearned    Accumulated
                                     Shares  Value     Shares      Value       Capital    Compensation   Deficit       Total
---------------------------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1993           95,000  $ 950   11,123,543  $ 111,235  $ 16,041,537   $    ---  $(10,521,060)  $5,632,662

Issuance of common stock for services
   rendered and in settlement of
   accounts payable                     ---    ---        6,600         66        11,709        ---           ---       11,775
Conversion of preferred stock to
   common stock                     (95,000)  (950)     190,000      1,900   (       950)       ---           ---          ---
Exercise of common stock warrants       ---    ---      246,500      2,465       371,035        ---           ---      373,500
Exercise of common stock options        ---    ---        3,000         30         1,283        ---           ---        1,313
Net loss                                ---    ---          ---        ---           ---        ---   ( 1,969,442)  (1,969,442)
                                     ------  -----   ----------   --------    ----------    -------    ----------    ---------

BALANCE, DECEMBER 31, 1994              ---    ---   11,569,643    115,696    16,424,614        ---   (12,490,502)   4,049,808
Issuance of common stock                ---    ---    1,000,000     10,000     2,740,000        ---           ---    2,750,000
Issuance of common stock for services
   rendered                             ---    ---        4,145         42        16,270        ---           ---       16,312
Exercise of common stock warrants       ---    ---       51,700        517        90,358        ---           ---       90,875
Exercise of common stock options        ---    ---      203,833      2,038       531,231        ---           ---      533,269
Exercise of unit purchase options       ---    ---      300,000      3,000       522,000        ---           ---      525,000
Costs associated with issuance of
   common stock and warrants            ---    ---          ---        ---   (   523,000)       ---           ---   (  523,000)
Net loss                                ---    ---          ---        ---           ---        ---   ( 2,465,837)  (2,465,837)
                                     ------  -----   ----------  ---------    ----------    -------    ----------    ---------

BALANCE, DECEMBER 31, 1995              ---    ---   13,129,321    131,293    19,801,473        ---   (14,956,339)   4,976,427

Issuance of common stock for services
   rendered                             ---    ---          925          9         4,500        ---           ---        4,509
Exercise of common stock warrants       ---    ---      726,667      7,267     2,227,984        ---           ---    2,235,251
Exercise of common stock options        ---    ---      251,861      2,519       442,887        ---           ---      445,406
Exercise of unit purchase options       ---    ---    1,492,500     14,925     2,596,950        ---           ---    2,611,875
Stock option compensation               ---    ---          ---        ---       765,881   (222,674)          ---      543,207
Net loss                                ---    ---          ---        ---           ---        ---   ( 3,139,796)  (3,139,796)
                                     ------  -----   ----------  ---------   -----------    -------    ----------    ---------

BALANCE, DECEMBER 31, 1996              --- $  ---   15,601,274 $  156,013  $ 25,839,675  $(222,674) $(18,096,135)  $7,676,879
                                     ======  =====   ==========  =========    ==========    =======    ==========    =========

See notes to financial statements.

                              MACROCHEM CORPORATION
                            STATEMENTS OF CASH FLOWS

                                                               YEARS ENDED DECEMBER 31,
                                                       --------------------------------------
                                                            1996         1995        1994
                                                            ----         ----        ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                            $(3,139,796) $(2,465,837) $(1,969,442)
                                                         ---------    ---------    ---------
   Adjustments to reconcile net loss to net
     cash used by operating activities:
       Depreciation and amortization                       116,967       79,475       60,738
       (Gain) loss on disposal of equipment                    ---   (    3,925)       3,740
       Abandoned patent costs                                  ---       22,592          ---
       Issuance of common stock in exchange
         for services                                        4,509       16,312       11,775
       Stock-based compensation                            543,207          ---          ---
       Amortization of discounts on
         marketable securities                          (   70,845)  (  152,316)  (   88,108)
       Increase (decrease) in cash from:
       Accounts receivable                              (   43,977)         ---       34,000
       Prepaid expenses and other current assets            12,258   (   21,767)  (   46,508)
       Accounts payable and accrued expenses            (    8,576)     136,388   (   22,933)
       Deferred compensation                            (   50,000)  (   64,200)      32,750
       Deferred rent                                    (    5,928)  (    5,928)  (    5,928)
       Deposits                                                ---   (      150)         ---
                                                         ---------    ---------    ---------

         Total adjustments                                 497,615        6,481   (   20,474)
                                                         ---------    ---------    ---------

         Net cash used by operating activities          (2,642,181)  (2,459,356)  (1,989,916)
                                                         ---------    ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sale of equipment                             ---        4,800          ---
   Purchases of marketable securities                   (5,743,755)  (3,516,801)  (5,491,267)
   Purchase of certificates of deposit                  (  734,732)  (  287,000)         ---
   Proceeds from maturities of
     marketable securities                               6,771,000    5,977,000    2,300,000
   Proceeds from maturities of certificates of deposit   1,015,000          ---          ---
   Expenditures for property and equipment              (  136,306)  (   54,916)  (  130,666)
   Additions to patents                                 (   48,633)  (   16,558)  (   27,740)
                                                         ---------    ---------    ---------

         Net cash provided (used) by
           investing activities                          1,122,574    2,106,525   (3,349,673)
                                                         ---------    ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Principal payments on capital lease                  (   34,823)  (   16,992)  (    4,905)
   Proceeds from issuance of common stock                      ---    2,750,000          ---
   Proceeds from exercise of common stock options          445,406      533,269        1,313
   Proceeds from exercise of common stock warrants       2,235,251       90,875      373,500
   Proceeds from exercise of unit purchase options       2,611,875      525,000          ---
   Costs associated with the registration and
     issuance of common stock and warrants                     ---   (  523,000)         ---
                                                         ---------    ---------    ---------

         Net cash provided by financing
           activities                                    5,257,709    3,359,152      369,908
                                                         ---------    ---------    ---------

See  notes to financial statements.                                              (Continued)

                              MACROCHEM CORPORATION
                      STATEMENTS OF CASH FLOWS (Continued)



                                                  Years Ended December 31,
                                           -------------------------------------

                                              1996         1995          1994
                                              ----         ----          ----

NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                         $3,738,102   $3,006,321  $(4,969,681)

CASH AND CASH EQUIVALENTS,
  BEGINNING OF YEAR                         3,591,779      585,458    5,555,139
                                            ---------    ---------    ---------

CASH AND CASH EQUIVALENTS, END OF YEAR     $7,329,881   $3,591,779  $   585,458
                                            =========    =========    =========



SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

     Cash paid for interest aggregated $9,226, $5,022 and $1,199, respectively, for the years ended December 31, 1996, 1995 and 1994. The Company did not pay any income taxes during those periods.

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:


     Equipment acquired in exchange for
        capital lease obligation           $      ---   $   49,138  $    64,620
                                            =========    =========   ==========






See  notes to financial statements.                                  (Concluded)

                              MACROCHEM CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                       THREE YEARS ENDED DECEMBER 31, 1996

1.   NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES MACROCHEM

     Corporation (the "Company") develops and licenses transdermal drug delivery compounds and systems intended to promote the delivery of drugs from the surface of the skin into the skin or the bloodstream.

     The Company has been engaged primarily in research and development since its inception in 1981 and has derived limited revenues from the commercial sale of its products and licensing of certain technology. The Company has had no revenues relating to the sale of any products currently under development. The Company has incurred net losses every year since its inception and the Company anticipates that losses may continue for the foreseeable future. At December 31, 1996, the Company's accumulated deficit was approximately $18.1 million. The Company's ability to continue operations after its current capital resources are exhausted depends on its ability to obtain additional financing and achieve profitable operations, as to which no assurances can be given. However, the Company believes that its financial resources are sufficient to meet planned operating activities for the next twelve months.

     REVENUE RECOGNITION - Revenues are earned and recognized based upon completion of a contract, upon the sale or licensing of product rights, upon shipment of product, or upon the attainment of benchmarks specified in the related agreements.

     RESEARCH AND DEVELOPMENT - Research and development costs are charged to operations as incurred. Such costs include proprietary research and development activities and expenses associated with research and development contracts. In 1996, the Company changed its definition of research and development to more properly reflect personnel efforts and other resources previously included in general and administrative expenses. This change had the effect of increasing research and development and decreasing general and administrative costs from amounts previously reported by approximately $129,000 for the year ended December 31, 1995. This change in definition also had the effect of reducing research and development and increasing general and administrative costs by approximately $67,000 for the year ended December 31, 1994.

     CASH EQUIVALENTS - Cash equivalents consist of short-term, highly liquid investments purchased with remaining maturities of three months or less.

     MARKETABLE SECURITIES - The Company intends to hold until maturity its investments and accordingly, such investments are reported at amortized cost in the accompanying financial statements. The fair market value of marketable securities is disclosed in a subsequent note.

     PROPERTY AND EQUIPMENT - Property and equipment are stated at cost. Depreciation and amortization are provided on the straight-line method over the estimated useful lives of the related assets which range from five to ten years.

     PATENTS - The Company has filed applications for United States and foreign patents covering aspects of its technology. Costs and expenses incurred in connection with pending patent applications are deferred. Costs related to successful patent applications are amortized over the estimated useful lives of the patents, not exceeding 20 years, using the straight-line method. Accumulated costs related to patents or deferred patent application costs that are considered to have limited future value are charged to expense. Accumulated amortization aggregated approximately $47,000 and $28,000, respectively, at December 31, 1996 and 1995.

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

     ACCOUNTING ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The primary estimates underlying the Company's financial statements include the useful lives of the Company's patents, the valuation allowance established for the Company's deferred tax assets, and the underlying assumptions to apply the pricing model to value stock options under SFAS No. 123. Management bases its estimates on certain assumptions, which it believes are reasonable in the circumstances, and while actual results could differ from those estimates, management does not believe that any change in those assumptions in the near term would have a significant effect on financial position or the results of operations.

     RECENTLY ADOPTED ACCOUNTING STANDARDS - During 1996, the Company adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." This statement establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles and goodwill related to those assets to be held and used and for long-lived assets and certain identifiable intangibles which are to be disposed of. The effect of implementing SFAS No. 121 on the Company's financial position and results of operations was not material.

     STOCK-BASED COMPENSATION - During 1996, the Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation". SFAS No. 123 addresses the financial accounting and reporting standards for stock or other equity-based compensation arrangements.

     The Company has elected to continue to use the intrinsic value based method to account for employee stock option plans and provide disclosures based on the fair value method in the notes to the financial statements as permitted by SFAS No. 123.

     Stock or other equity based compensation for non-employees must be accounted for under the fair value based method as required by SFAS No.
     123. Under this method, the equity based instrument is valued at either the fair value of the consideration received or equity instrument issued on the date of grant. The resulting compensation cost is recognized and charged to operations over the service period, which is usually the vesting period. In 1996, the net loss reflects compensation costs of approximately $543,200 associated with the issuance of warrants and stock options to non employees. In addition, the Company recorded unearned compensation of approximately $222,700 which will be amortized over the remaining vesting period of the stock-based compensation arrangements.

     RECENT ACCOUNTING PRONOUNCEMENT - In March 1997, the Financial Accounting Standards Board released SFAS No. 128, " Earnings Per Share", which will be effective for fiscal 1997. SFAS No. 128 will require the Company to restate amounts previously reported as earnings per share to comply with the requirements of SFAS No. 128; while the Company is in the process of evaluating the impact of SFAS No. 128, it does not expect that adoption will have a material effect on previously reported earnings per share.

     OTHER - Certain items in the financial statements for the periods ended December 31, 1995 and 1994 have been reclassified to conform with current presentation.

2.   MARKETABLE SECURITIES

     As of December 31, 1996, all marketable securities are classified as investment securities and carried at amortized cost. The maturities of investment securities held at December 31, 1996 and 1995 are all one year or less.

     The carrying amounts and approximate market value of investment securities are as follows as of December 31:

                               Amortized Cost    Unrealized Gain    Market Value
                               --------------    ----------------   ------------
     1996
     U.S. Treasury Securities    $   21,824            ---           $   21,824
                                  =========         ======            =========

     1995
     U.S. Treasury Securities    $  971,492         $2,746           $  974,238

     Certificates of deposit
      (bearing interest rates
      ranging from 3.5% to 5.4%)    287,000            ---              287,000
                                  ---------          -----            ---------

                                 $1,258,492         $2,746           $1,261,238
                                  =========          =====            =========

3.   PROPERTY AND EQUIPMENT

     Property and equipment consists of the following as of December 31:

                                            1996            1995
                                            ----            ----

         Laboratory equipment            $562,183        $448,577
         Office equipment                 158,929         142,549
         Leasehold improvements            96,882          90,564
                                          -------         -------
                 Total                    817,994         681,690

         Less: accumulated depreciation
                 and amortization        (472,651)       (374,300)
                                          -------         -------

         Property and equipment, net     $345,343        $307,390
                                          =======         =======

4.   ACCOUNTS PAYABLE AND ACCRUED EXPENSES

     Accounts payable and accrued expenses consists of the following as of December 31:

                                            1996            1995
                                            ----            ----

         Accounts payable                $ 58,179        $ 20,863
         Payroll taxes                     19,313          14,670
         Accrued interest expense          40,431          37,612
         Insurance payable                    ---          17,447
         Accrued professional fees        130,046         130,339
         Accrued clinical trial costs      33,800          69,414
                                          -------         -------

                                         $281,769        $290,345
                                          =======         =======

5.   CAPITALIZED LEASE OBLIGATIONS

     Equipment held under capital lease obligations included with owned property on the balance sheet consists of the following as of December 31:

                                               1996            1995
                                               ----            ----


         Laboratory equipment              $ 113,758        $113,758
         Less: accumulated amortization     ( 39,468)       ( 16,716)
                                             -------          ------

                                           $  74,290        $ 97,042
                                             =======         =======


     Future minimum lease payments under capital leases are as follows:

         1997                                                $  43,193
         1998                                                   19,653
                                                               -------
         Total minimum lease payments                           62,846
         Less: imputed interest (approximately 11%)           (  5,808)
                                                               -------

         Present value of minimum lease payments                57,038
         Less: current portion                                  38,630
                                                               -------

         Capital lease obligation, net of current portion    $  18,408
                                                               =======

6.   STOCKHOLDERS' EQUITY

     AUTHORIZED CAPITAL STOCK - Authorized capital stock consists of 60,000,000 shares of $.01 par value common stock of which 15,601,274 shares are issued and 10,491,581 are reserved for conversion of common stock warrants, options and unit purchase options at December 31, 1996. Authorized undesignated preferred stock totals 5,500,000 shares.

     STOCK ISSUANCES - On May 30, 1995, the Company sold 1,000,000 shares of common stock, par value $.01 per share, to a single investor (the "Investor") in a private placement. The sale price was $2.75 per share. Pursuant to the Common Stock Purchase Agreement between the Company and the Investor, the Investor had the right to designate one person to serve on the Company's Board of Directors. The firm of Janssen-Meyers, L.P. ("J-M") received a brokers fee of $357,500 from the company for this private placement. Mr. Janssen and Mr. Meyers are principals of J-M and each own, or have the rights to acquire, more than 10% of the Company's voting securities.

     In January 1993, the Company completed a private placement offering whereby 142 units (the Units), each consisting of 30,000 shares of common stock, 10,000 Class A common stock warrants and 10,000 Class AA common stock warrants, were sold, or issued in exchange for certain notes payable, for $52,500 per Unit.

     Additionally, options were issued to affiliates of the placement agent of the offering which are exercisable for 118 and one-third of these Units at a price of $52,500 per Unit. These options expire in December 1997. During 1995, options to purchase 10 Units were exercised by an affiliate of the placement agent, and 49 and three-quarters options to purchase Units were exercised during 1996. At December 31, 1996, options to purchase 58 and seven-twelfths of these Units remain outstanding.

     WARRANTS - As part of the January 1993 private placement, the Company issued 1,420,000 Class A and 1,420,000 Class AA common stock warrants. Each Class A and Class AA warrant is exercisable for one share of common stock at a price per share, subject to adjustment, of $3.00 and $4.50, respectively. As of November 9, 1994, under certain circumstances, based primarily upon the trading price of the Company's common stock, each Class A and AA common stock warrant is redeemable by the Company at a price of $.05 per warrant. The Class A and Class AA common stock warrants expire in December 1997. At December 31, 1996, 1,339,733 and 1,936,400 Class A and
     Class AA warrants were outstanding, respectively.

     In connection with the issuance of $300,000 of subordinated notes payable in August 1992 (certain of the notes were issued to affiliates of the placement agent), of which $155,000 was repaid in January 1993 and $145,000 was converted to Units in the January 1993 offering described above, the Company issued warrants to purchase 300,000 shares of common stock at an initial exercise price of $1.75 per share. These warrants expire in September 1997. At December 31, 1996, exercisable warrants to purchase 185,500 shares of common stock remain outstanding.

     In June 1991, the Company sold 350,000 shares of common stock at a price of $1.25 per share. The price per share also included a warrant to purchase one share of common stock at a price of $2.50 per share. These warrants expired March 31, 1995.

     Warrants issued in connection with the Company's initial public offering in 1985 expired March 31, 1995.

     In July 1995, the Company issued 240,000 four-year warrants to J-M to permit the holder to acquire 80,000 shares of the Company's common stock at an exercise price of $3,00, $4.00, and $5.00, respectively. Exercise of these warrants was permitted only if the Company and J-M entered into a new consulting agreement on or before April 1, 1996. The warrants expired April 1, 1996.

     In June 1996, in connection with services performed for the Company, J-M received a warrant, exercisable immediately and expiring June 17, 1999, for the purchase of 145,800 shares of the Company's common stock at a price of $6.075 per share. The market price per share on the grant date was $5.125. Effective January 1, 1996, the Company adopted SFAS No. 123 "Accounting for Stock-Based Compensation" which establishes fair value as the measurement basis for transactions in which an entity acquires goods or services from non-employees in exchange for equity instruments As a result, the 1996 net loss reflects compensation costs of $433,133 associated with the granting of this warrant. The compensation cost is based upon the fair value method calculated on the grant date using the Black/Scholes option pricing model. Key assumptions in applying this pricing model include an expected life of three years, expected volatility of the underlying stock of approximately 94%, and a risk free interest rate of 5.25%. Pursuant to an informal understanding, the Company is paying J-M a monthly fee of $5,000 for consulting services from December 1996 through April 1997.

     Class A and Class AA warrants, exclusive of the unexercised Unit Purchase Options, aggregated 3,461,633 at December 31, 1996.

     STOCK OPTION PLANS - The Company has three stock option plans, the 1984 Incentive Stock Option Plan (ISO Plan), the 1984 Non-Qualified Stock Option Plan (Non-qualified Plan) and the 1994 Equity Incentive Plan (1994 Plan). Under the terms of the 1984 Plans the Company may no longer award any options. All options previously granted may be exercised at any time up to ten years from date of award.

     Under the terms of the 1994 Plan, the Company may grant options to purchase up to a maximum of 2,500,000 shares of common stock to certain employees, directors and consultants. The options may be awarded as incentive stock options (employees only) and non-incentive stock options (certain employees, directors and consultants).

     The exercise price of options under the ISO Plan and incentive options from the 1994 Plan may not be less than fair market value at the date of grant. The exercise price of the Non-Qualified options and the non-incentive options from the 1994 Plan is determined by the Board of Directors. All options become exercisable as specified at the date of grant.

     The following table presents activity under all stock option plans:

                                                                Weighted Average
                                        Number of Options        Exercise Price
                                        -----------------       ----------------

     Outstanding December 31, 1993          2,013,675                 $1.178
         Granted                              848,100                  3.360
         Exercised                         (    3,000)                  .438
         Expired                           (  181,000)                 3.543
                                            ---------

     Outstanding December 31, 1994          2,677,775                 $1.558
         Granted                              325,000                  3.197
         Exercised                         (  203,833)                 2.616
         Expired                           (   13,000)                 6.023
         Canceled                          (  141,401)                 3.460
                                            ---------

     Outstanding December 31, 1995          2,644,541                 $1.554
         Granted                            1,180,845                  5.573
         Exercised                         (  251,861)                 1.768
         Canceled                          (   20,000)                 4.250
                                            ---------

     Outstanding December 31, 1996          3,553,525                 $2.850
                                            =========

     Exerciseable at December 31: 1996      2,312,501                 $1.610
                                            =========
                                  1995      2,161,841                 $1.216
                                            =========
                                  1994      1,994,276                 $1.016
                                            =========

     The weighted average fair values of options granted during 1996 and 1995 were $2.37 and $4.93, respectively.

     All options granted during the three year period ended December 31, 1996 were granted at the market price of the stock except for 10,000 in 1995 which were issued at an option price higher than market with a weighted average exercise price of $6.75 and a market price of $3.75.

     The fair value of options on their grant date was measured using the Black/Scholes option pricing model. Key assumptions used to apply this pricing model are as follows:

                                                     1996            1995
                                                     ----            ----

     Risk-free interest rate                         5.25%           5.25%
     Expected life of option grants               5-10 years      5-10 years
     Expected volatility of underlying stock      59.3%-99.2%    48.2%-112.5%
     Expected dividend payment rate, as a
       percentage of the stock price on
       the date of grant                              ---            ---

     It should be noted that the option pricing model used was designed to value readily tradable stock options with relatively short lives. The options granted to employees are not tradable and have contractual lives of up to ten years.

     The following table sets forth information regarding options outstanding at December 31, 1996:

                                               Weighted Ave.                   Weighted Ave.
     Range of        Number of     Number     Exercise Price-  Weighted Ave.  Exercise Price-
     Exercise         Options     Currently      Options         Remaining       Currently
     Prices         Outstanding  Exerciseable  Outstanding         Life        Exerciseable
     ----------------------------------------------------------------------------------------
     $.43            1,373,080    1,373,080      $ .43         4.17 years         $ .43
     $1.50-$2.00       182,500      107,501      $1.78         6.05 years         $1.76
     $2.75-$4.00       808,920      711,920      $3.20         7.09 years         $3.13
     $4.875-$5.875   1,184,025      115,000      $5.56         9.35 years         $5.83
     $7.75               5,000        5,000      $7.75         3.83 years         $7.75

     The Company uses the intrinsic value method to measure compensation expense associated with grants of stock options to employees and, prior to December 15, 1995, to suppliers of goods and services. Had the Company used the fair value method to measure compensation, the reported net loss and loss per share would have been as follows:

                                             1996                1995
                                             ----                ----

          Net loss as reported           ($3,139,796)        ($2,465,837)
          Compensation costs:
               Employee                  ( 2,560,760)        (   108,735)
               Non-Employee              (    58,273)        (   100,278)
                                          ----------          ----------

          Proforma net loss              ($5,758,829)        ($2,674,850)
                                          ==========          ==========

          Proforma net loss per share    ($     0.38)        ($     0.22)
                                          ==========          ==========

     It should be noted that the proforma amounts presented above are inexact in that the pricing model was designed to value freely-traded options rather than employee stock options. Proforma charges for 1996 and 1995 may be understated in relation to future years since the 1996 and 1995 charges do not reflect the financial impact of options granted prior to 1995.

     OTHER STOCK, STOCK OPTION AND WARRANT ISSUANCES - In May 1993, the Company issued a warrant to purchase 75,000 shares of common stock at a price of $1.50 per share. The warrant was issued for services provided in selling shares of the Company's preferred stock in 1991. These warrants were exercised during the fiscal year ended December 31, 1994. During 1995, the Company issued 4,145 common shares and recorded compensation of $16,312 for services rendered. The Company issued 925 common shares and recorded compensation of $4,509 for services rendered in 1996.

7.   COMMITMENTS AND CONTINGENCIES

     LEASE COMMITMENTS - The Company has a lease expiring on February 28, 2000 for its operating facility. At December 31, 1996, future minimum lease payments under this lease agreement are as follows: 1997, $163,416, 1998, $174,816, 1999, $174,816 and 2000, $29,136. Total rental expense under all operating leases was approximately $106,000, $104,000 and $107,000 for the years ended December 31, 1996, 1995, and 1994, respectively.

     EMPLOYMENT AND CONSULTING AGREEMENTS - The Company has employment and consulting agreements with various consultants and certain key employees, with terms ranging from one year to an indefinite period of time. These agreements provide for annual payments of approximately $654,000. In addition, certain consulting agreements also provide for additional payments to certain consultants related to obtaining a financial placement, sale or licensing of the Company's product or technology to third parties. During the periods ended December 31, 1996, 1995 and 1994, no such additional amounts were earned by the related consultants.

     ROYALTY AGREEMENTS - The Company has entered into various license agreements which require the Company to pay royalties based upon a set percentage of certain product sales and license fee revenue. There were no such amounts paid in 1996, 1995 and 1994.

     CLINICAL TRIAL LIABILITY INSURANCE - A clinical liability policy was obtained as of November, 1995 and renewed in 1996.

8.   AGREEMENT WITH PLACEMENT AGENT

     In connection with the January 1993 private placement offering (Note 6), the placement agent received a fee equal to 13% of the proceeds received by the Company in the offering. In addition, the Company entered into an agreement with the placement agent of that offering whereby the Company granted to the placement agent the right of first refusal with respect to participating in all future financings by the Company within the five-year period expiring December 1997. This right of first refusal was terminated for a fee of $150,000, paid in connection with the issuance of one million shares of the Company's common stock, in May 1995. The placement agent is entitled to receive 4% of the proceeds collected (under certain circumstances) in conjunction with the exercise of the Class A and Class AA common stock warrants sold in the private placement.

9.   INCOME TAXES

     No income tax provision or benefit has been provided for federal income tax purposes as the Company has incurred losses since inception. As of December 31, 1996, the Company has available net operating loss carryforwards of approximately $17,200,000 for federal income tax purposes, expiring through 2010 and $8,800,000 for state income tax purposes, expiring through 2000. In addition, the Company, for federal and state income tax purposes, has unused investment and research and development tax credits aggregating $270,000 and $60,000, respectively. The use of approximately $8,300,000 of the federal net operating losses is restricted to approximately $550,000 per year due to a change in ownership, which occurred in December 1992, in accordance with definitions as stated in the Internal Revenue Code.

     Deferred income taxes consist of the aggregate operating loss and tax credit carryforward and reflect the net tax effect of differences in the timing of certain revenue and expense items and the related carrying amounts of assets and liabilities for financial reporting and tax purposes are not material and, accordingly, are not displayed in the table below. The components of the Company's deferred tax assets and liabilities as of December 31, 1996 and December 31, 1995 are as follows:

                                                  1996                  1995
                                                  ----                  ----
         Deferred Tax Assets:
            Net operating loss carryforwards    $6,700,000          $5,400,000
            Tax credit carryforwards               330,000             306,000
            Other                                   23,000              34,000
                                                 ---------           ---------

                                                 7,053,000           5,740,000
         Valuation allowance                    (7,053,000)         (5,740,000)
                                                 ---------           ---------

         Deferred tax asset, net                $      ---          $      ---
                                                 =========           =========

     For the years ended December 31, 1996, 1995 and 1994, the valuation allowance was increased by approximately $1,313,000, $660,000, and $851,000, respectively, due to the uncertainty of future realization of currently generated net operating loss carryforwards.

10.  UNAUDITED QUARTERLY FINANCIAL INFORMATION

     The following is a summary of quarterly financial information for 1996 (in thousands, except per share amounts):

                             First      Second       Third    Fourth
                            Quarter     Quarter     Quarter   Quarter     Year
                            ---------------------------------------------------

       Total revenue        $   ---     $    83     $   3    $   44     $   130

       Operating expenses       812       1,355       689       785       3,641

       Net loss             $(  749)    $(1,148)    $(620)    $(623)    $(3,140)
                              =====       =====       ===       ===       =====

       Net loss per share   $(  .05)    $(  .07)    $(.04)    $(.05)    $(  .21)
                              =====       =====       ===       ===       =====

     The 1996 quarterly financial information has been restated to reflect compensation costs associated with non-employee stock based compensation arrangements. As a result of the adoption of SFAS No. 123, these compensation costs included in the restated quarterly financial information are $438,000, $34,000 and $56,000 for the second, third and fourth quarters, respectively.


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

PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)(1) The following Financial Statements as of December 31, 1996 and 1995 and for the three years in the period ended December 31, 1996 are filed herewith:

                                                       Page
         Independent Auditors' Report                   21
         Balance Sheets                                 22
         Statements of Operations                       23
         Statements of Stockholders' Equity             24
         Statements of Cash Flows                     25-26
         Notes to Financial Statements                27-37

(a)(2)  The following Financial Statement Schedules are filed herewith:

         None.

Schedules not included herein are omitted because they are not applicable or the required information appears in the Financial Statements or Notes thereto.

(a)(3)  The following exhibits are filed herewith:

3a       Certificate of Incorporation as amended.

4        Stock Purchase Warrant

10.10.2  1984 Non-Qualified Stock Option Plan as amended November 15, 1996*

10.10.3  1984 Incentive Stock Option Plan as amended November 15, 1996*

10.11.1 Second Amendment to Lease Agreement between Lexington BGK Associates, Limited Partnership and MacroChem Corporation for space located at 110 Hartwell Avenue, Lexington, MA 02173

10.13    Form of Employment Agreement between the Company and
Dr. Stephen J. Riggi*

11.      Statement of Earnings Per Share

23.1     Consent of Deloitte & Touche LLP

27       Financial Data Schedule

99.1     1994 Equity Incentive Plan as amended November 15, 1996*

     The following exhibits to be filed herewith are incorporated by reference to the exhibits to the Company's Annual Report on Form 10-K for the year ended December 31, 1995:

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

4e       Warrant Agreement among the Company, American Stock Transfer and Trust
Company of New York and D.H. Blair Investment Banking Corp.

10a      Form of Employment Agreement between the Company and
Dr. Carlos M. Samour*

10b      Form of Employment Agreement between the Company and
Mr. Alvin J. Karloff*

     The following exhibits required to be filed herewith are incorporated by reference to the exhibits to the Company's Annual Report on Form 10-K for the year ended March 31, 1988:

4.1      Form of Common Stock Certificate

(b)      No  current  reports  on Form  8-K were  filed in the  three-month period ended December 31, 1996.




  --------------------------
  *Management contract or compensatory plan or arrangement

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     MACROCHEM CORPORATION

Dated:  March 28, 1997                        By: /s/ Alvin J. Karloff
                                              Alvin J. Karloff
                                              President, Chief Executive Officer
                                              and Principal Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on March 28, 1997.

/s/ Alvin J. Karloff                      Chief Executive Officer,
Alvin J. Karloff                          President, Principal Financial Officer
                                          and Director


/s/ Dr. Carlos M. Samour                  Chairman of the Board of Directors
Dr. Carlos M. Samour                      and Scientific Director


/s/ Dr. Stephen J. Riggi                  Vice President, Operations and
Dr. Stephen J. Riggi                      Director


/s/ D. Ray Taylor                         Director
D. Ray Taylor

/s/ Dr. Willard M. Bright                 Director
Dr. Willard M. Bright


/s/ Peter G. Martin                       Director
Peter G. Martin