Form 10-Q
period 1997-03-31
MACROCHEM CORP
filed 1997-05-15
CIK 743884

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    Form 10-Q


(Mark One)
[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 1997

                                       or

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


          Delaware                                           04-2744744
--------------------------------                        ----------------------
 (State or Other Jurisdiction                             (I.R.S. Employer
of Incorporation or Organization)                       Identification Number)

               110 Hartwell Avenue, Lexington, Massachusetts 02173
               ---------------------------------------------------
               (Address of principal executive offices, Zip Code)

                                 (617) 862-4003)
                                 ---------------
              (Registrant's telephone number, including area code)


         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes__X__          No_____


         As of March 31, 1997, there were 15,931,875 shares of Common Stock, $.01 par value per share, of the Registrant outstanding.

                              MACROCHEM CORPORATION

                                      INDEX
                                      -----


                                                                   Page Number
                                                                   -----------
PART I    Financial Information

Item 1    Financial Statements (Unaudited)

                Balance Sheets
                March 31, 1997 and December 31, 1996                   3-4

                Statements of Operations
                Three Months Ended March 31, 1997 and 1996              5

                Statements of Cash Flows
                Three Months Ended March 31, 1997 and 1996             6-7

                Notes to Financial Statements                           8


Item 2          Management's Discussion and Analysis of
                Financial Condition and Results of Operations          9-10



PART II   Other Information

Item 6    Exhibits and Reports on Form 8-K                              11

ITEM 1.   FINANCIAL STATEMENTS
          --------------------

                              MACROCHEM CORPORATON
                                 BALANCE SHEETS

                                     ASSETS
                                     ------


                                         (Unaudited)
                                          March 31,              December 31,
                                            1997                     1996
                                          --------               ------------

CURRENT ASSETS:
     Cash and cash equivalents         $  7,415,873              $  7,329,881
     Marketable securities                      ---                    21,824
     Accounts receivable                        ---                    43,977
     Prepaid expenses and other
       current assets                       149,297                   100,033
                                       ------------              ------------

     TOTAL CURRENT ASSETS                 7,565,170                 7,495,715
                                       ------------              ------------

PROPERTY AND EQUIPMENT,
     net of accumulated depreciation:
     1997-$500,842; 1996-$472,651           327,505                   345,343
                                       ------------              ------------

OTHER ASSETS:
     Patents, net of accumulated
     amortization:1997-$49,695;
     1996-$46,933                           236,491                   218,232
     Deposits                                 4,460                     4,460
                                       ------------              ------------

     TOTAL ASSETS                      $  8,133,626              $  8,063,750
                                       ============              ============

                                                                     (Continued)

                              MACROCHEM CORPORATON
                                 BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

                                                 (Unaudited)
                                                  March 31,        December 31,
                                                    1997               1996
                                                 ----------        ------------
CURRENT LIABILITIES:

     Current portion of capitalized
        lease obligations                      $       33,710     $      38,630
     Accounts payable and accrued expenses            318,144           281,769
     Accrued compensation                              47,050            47,050
     Deferred rent                                        ---             1,014
                                                -------------      ------------

     TOTAL CURRENT LIABILITIES                        398,904           368,463
                                                -------------      ------------

     CAPITALIZED LEASE OBLIGATIONS,
        net of current portion                         14,013            18,408
                                                -------------      ------------

TOTAL LIABILITIES                                     412,917           386,871
                                                -------------      ------------
COMMITTMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
     Preferred stock                                      ---               ---
     Common stock, $.01 par value;
        authorized 60,000,000 shares;
        issued and outstanding,
        15,931,875 shares and
        15,601,274 shares at
        March 31, 1997 and
        December 31, 1996,respectively.               159,319           156,013
     Additional paid-in capital                    26,854,039        25,839,675
     Unearned compensation                     (      484,198)    (     222,674)
     Accumulated deficit                       (   18,808,451)    (  18,096,135)
                                                -------------      ------------
TOTAL STOCKHOLDERS' EQUITY                          7,720,709         7,676,879
                                                -------------      ------------
TOTAL LIABILITIES AND
     STOCKHOLDERS' EQUITY                      $    8,133,626    $    8,063,750
                                                =============     =============

The accompanying notes are an integral part of these unaudited financial statements.
                                                                   (Concluded)

                              MACROCHEM CORPORATION
                      STATEMENTS OF OPERATIONS (UNAUDITED)

                                     For the three months ended March 31,
                                     ------------------------------------
                                       1997                       1996
                                       ----                       ----

REVENUES:

     Research contracts           $     50,000             $          ---
     Product sales                         650                        ---
                                   -----------               ------------

        TOTAL REVENUES                  50,650                        ---
                                   -----------               ------------

OPERATING EXPENSES:

     Marketing, general and
        administrative                 401,807                    398,269
     Research and development          444,818                    403,889
     Consulting fees with
        related parties                  3,000                     10,000
                                   -----------               ------------

        TOTAL OPERATING EXPENSES       849,625                    812,158
                                   -----------               ------------

        LOSS FROM OPERATIONS      (    798,975)             (     812,158)
                                   -----------               ------------

OTHER INCOME (EXPENSE):
     Interest income                    88,861                     67,324
     Interest expense             (      2,202)             (       3,561)
     Other                                 ---              (         201)
                                   -----------               ------------

     TOTAL OTHER INCOME                 86,659                     63,562
                                   -----------               ------------
        NET LOSS                 $(    712,316)            $(     748,596)
                                   ===========               ============

        NET LOSS PER SHARE       $(       0.05)            $(        0.05)
                                   ===========               ============

WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES OUTSTANDING        15,732,443                 14,403,924
                                   ===========               ============





The accompanying notes are an integral part of these unaudited financial statements.

                              MACROCHEM CORPORATION
                      STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                        For the three months
                                                          ended March 31,
                                                       ------------------------
                                                         1997           1996
                                                         ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Loss                                         $(712,316)   $(  748,596)
                                                        -------      ---------
     Adjustments to reconcile net
       loss to net cash used by
       operating activities:
          Depreciation and amortization                  30,953         24,591
          Stock-based compensation                       41,313            ---
          Amortization of discounts on
           marketable securities                       (    176)    (   15,900)

     Increase (decrease) in cash from:
       Accounts receivable                               43,977            ---
       Prepaid expenses and other current assets       ( 49,264)    (   32,933)
       Accounts payable and accrued expenses             36,375         72,298
       Accrued compensation                                 ---     (   50,000)
       Deferred rent                                   (  1,014)    (    1,482)
       Deferred income                                      ---         22,453
                                                        -------      ---------

     Total adjustments                                  102,164         19,027
                                                        -------      ---------

     Net cash used by operating activities             (610,152)    (  729,569)
                                                        -------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of marketable securities                     ---     (2,119,505)
     Proceeds from maturities of
       marketable securities                             22,000      1,011,219
     Expenditures for property and equipment           ( 10,354)    (   48,864)
     Additions to patents                              ( 21,020)    (    3,400)
                                                        -------      ---------

     Net cash used for investing activities            (  9,374)    (1,160,550)
                                                        -------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Principal payments on capital leases              (  9,315)    (   10,018)
     Proceeds from exercise of common stock options     135,033        128,469
     Proceeds from exercise of common stock warrants    264,800      2,170,064
     Proceeds from exercise of unit purchase options    315,000      2,581,250
                                                        -------      ---------

     Net cash provided by financing activities          705,518      4,869,765
                                                        -------      ---------


                                                                     (Continued)

                              MACROCHEM CORPORATION
                      STATEMENTS OF CASH FLOWS (Continued)



                               For the three months ended March 31,
                               ------------------------------------
                                   1997                     1996
                                   ----                     ----

NET INCREASE IN CASH AND
   CASH EQUIVALENTS             $   85,992               $2,979,646

CASH AND CASH EQUIVALENTS,
   BEGINNING OF PERIOD           7,329,881                3,591,779
                                 ---------                ---------

CASH AND CASH EQUIVALENTS,
   END OF PERIOD                $7,415,873               $6,571,425
                                 =========                =========


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

     Cash paid for interest aggregated $1,536, and $2,721 respectively,for the three months ended March 31, 1997 and 1996.

     The Company did not pay any income taxes during those periods.


















The accompanying notes are an integral part of these unaudited financial statements.
                                                                    (Concluded)

                              MACROCHEM CORPORATION
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)


(1) As permitted by the rules of the Securities and Exchange Commission (the "Commission") applicable to quarterly reports on Form 10-Q, these notes are condensed and do not contain all disclosures required by generally accepted accounting principles. Reference should be made to the financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

     In the opinion of management of the Company, the accompanying financial statements reflect all adjustments which were of a normal recurring nature necessary for a fair presentation of the Company's financial position, results of operations and cash flows for the three months ended March 31, 1997 and 1996.

     The results disclosed in the Statement of Operations for the three months ended March 31, 1997 are not necessarily indicative of the results to be expected for the full year.

(2) Certain prior year amounts have been reclassified to conform to their current presentation.

(3) During 1996, the Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation". SFAS No. 123 addresses the financial accounting and reporting standards for stock or other equity-based compensation arrangements.

     The Company has elected to continue to use the intrinsic value based method to account for employee stock option plans and provide disclosures based on the fair value method in the notes to the annual financial tatements as permitted by SFAS No. 123.

     Stock or other equity based compensation for non-employees must be accounted for under the fair value based method as required by SFAS No.
     123. Under this method, the equity based instrument is valued at either the fair value of the consideration received or equity instrument issued on the date of grant. The resulting compensation cost is recognized and charged to operations over the service period, which is usually the vesting period. In the three months ended March 31, 1997, the Company recorded unearned compensation of approximately $302,800 which will be amortized over the remaining vesting period of the stock-based compensation arrangements. For the three months ended March 31, 1997, stock-based compensation expense of $41,300 was amortized and charged to operations.

(4) In March 1997, the Financial Accounting Standards Board released Statement of Financial Accounting Standards No. 128, "Earnings Per Share", which will be effective for fiscal 1997. SFAS No. 128 will require the Company to restate amounts previously reported as earnings per share to comply with the requirements of SFAS No. 128. The Company has determined that the adoption of SFAS No. 128 will have no effect on previously reported earnings per share since the results would be anti-dilutive.

(5) The Company granted 186,000 Common Stock Options under the 1994 Equity Incentive Plan during the three months ended March 31, 1997. During this same period, 14,000 options under the 1984 Non-Qualified Stock Option Plan, 12,000 options under the 1984 Incentive Plan and 23,501 options under the 1994 Equity Incentive Plan were exercised. In addition, during this period, 6,000 options under the 1994 Equity Incentive Plan were canceled in connection with an employee termination. All options were issued with an exercise price at the fair market value of the underlying common stock determined on the date of grant.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          -----------------------------------------------------------
          AND RESULTS OF OPERATIONS.
          --------------------------

GENERAL

     MacroChem Corporation's primary business is the development and commercialization of transdermal drug delivery compounds and systems designed to promote the delivery of drugs from the surface of the skin into the skin tissues and bloodstream. The Company currently derives no significant revenue from product sales, royalties or license fees. The Company plans to develop specific SEPA(R) formulations for use with proprietary and non-proprietary drugs manufactured by pharmaceutical companies, and to commercialize these products through the formation of partnerships, strategic alliances and license agreements with those companies. In order to attract strategic partners, the Company is conducting clinical testing of certain SEPA-enhanced drugs.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1997 COMPARED TO THREE MONTHS ENDED MARCH 31, 1996

     During the three months ended March 31, 1997, the Company had approximately $51,000 of revenues as compared to no revenues during the same period in 1996. $50,000 represents one completed research contract related to the Company's proprietary SEPA technology.

     Marketing, general and administrative expenses increased slightly (1%) over the comparable 1996 period. Stock-based compensation expense of approximately $36,200 was somewhat offset by lower accounting fees and one time recruiting fees incurred during the first quarter of 1996.

     Research and development expenses in the 1997 period increased approximately $40,900 (10%) over the comparable 1996 period due primarily to an increased internal effort in the management of the clinical trials and to stock-based compensation expense of approximately $5,200 for research and development consultants.

     Other income increased approximately $23,100, resulting primarily from interest income earned on increased cash and short term investments.

LIQUIDITY AND CAPITAL RESOURCES

     Since inception, the primary source of funding for the Company's operations has been the private and public sale of its securities, and to a lesser extent, the licensing of its proprietary technology, government grants and research contracts.

     The Company's working capital remained relatively unchanged from December 31, 1996 to March 31, 1997. The reduction of working capital used by operations was essentially offset by proceeds received upon the exercise of common stock options, warrants and unit purchase options.

     Until such time as the Company obtains agreements with third-party licensees or partners to provide funding for the Company's anticipated business activities or the Company is able to obtain funds through the private or public sale of its securities, the Company's working capital will be utilized to fund its activities.

     Capital expenditures and additional patent development costs for the three months ended March 31, 1997 aggregated approximately $31,400. The Company expects additional capital expenditures and patent development costs for the remainder of the year to aggregate approximately $180,000.

     The Company's long term capital requirements will depend upon numerous factors including the progress of the Company's research and development programs; the resources that the Company devotes to clinical testing of SEPA enhanced compounds, proprietary manufacturing methods and advanced technologies; the ability of the Company to enter into additional licensing arrangements or other strategic alliances; the ability of the Company to manufacture products under those arrangements and the demand for its products or the products of its licensees or strategic partners if and when approved for sale by regulatory authorities. In any event, substantial additional funds will be required before the Company is able to generate revenues sufficient to support its long term operations. There is no assurance that the Company will be able to obtain such additional funds on favorable terms, if at all. The Company's inability to raise sufficient funds could require it to delay, scale back or eliminate certain research and development programs.

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

     THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. THE COMPANY'S ACTUAL RESULTS MAY DIFFER SIGNIFICANTLY FROM THE RESULTS DISCUSSED IN THE FORWARD-LOOKING STATEMENTS IN THIS REPORT AND IN FORWARD-LOOKING STATEMENTS MADE FROM TIME TO TIME BY THE COMPANY ON THE BASIS OF MANAGEMENT'S THEN-CURRENT EXPECTATIONS. FACTORS THAT MIGHT CAUSE SUCH A DIFFERENCE INCLUDE, BUT ARE NOT LIMITED TO THE FOLLOWING: THE COMPANY'S HISTORY OF OPERATING LOSSES AND NEED FOR CONTINUED WORKING CAPITAL; TECHNOLOGICAL UNCERTAINTY RELATING TO TRANSDERMAL DRUG DELIVERY SYSTEMS AND THE EARLY STAGE OF DEVELOPMENT OF THE COMPANY'S PROPOSED PRODUCTS; THE COMPANY'S NEED FOR SIGNIFICANT ADDITIONAL PRODUCT DEVELOPMENT EFFORTS AND ADDITIONAL FINANCING; UNCERTAINTIES RELATED TO CLINICAL TRIALS OF THE COMPANY'S PROPOSED PRODUCTS; THE COMPANY'S DEPENDENCE ON THIRD PARTIES FOR DEVELOPMENT AND LICENSING ARRANGEMENTS; THE LACK OF SUCCESS OF THE COMPANY'S PRIOR DEVELOPMENT EFFORTS; THE COMPANY'S LACK OF EXPERIENCED MARKETING PERSONNEL AND DEPENDENCE ON THIRD PARTIES FOR MARKETING AND DISTRIBUTION; THE COMPANY'S DEPENDENCE ON THIRD PARTIES FOR MANUFACTURING; THE COMPANY'S RELIANCE ON KEY EMPLOYEES, THE LIMITED PERSONNEL OF THE COMPANY AND ITS DEPENDENCE ON ACCESS TO SCIENTIFIC TALENT; UNCERTAINTIES RELATING TO COMPETITION, GOVERNMENT REGULATIONS AND PATENT AND LICENSE RIGHTS; UNCERTAINTIES RELATING TO AVAILABILITY OF ADEQUATE PRODUCT LIABILITY AND OTHER INSURANCE; UNCERTAINTIES RELATED TO PHARMACEUTICAL PRICING AND RELATED MATTERS; AND OTHER FACTORS. ADDITIONAL INFORMATION ON THESE AND OTHER FACTORS WHICH COULD AFFECT THE COMPANY'S ACTUAL RESULTS AND EXPERIENCE ARE INCLUDED IN THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1996 AND, IN PARTICULAR, THE SECTION ENTITLED "RISK FACTORS".

                                     PART II


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
          --------------------------------

          (a)  The following exhibits are filed herewith:

               11.  Statement of Earnings Per Share

               27.  Financial Data Schedule

          (b) No reports on Form 8-K were filed during the quarter for which this report is filed.


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


                                                     MacroChem Corporation
                                                     ---------------------
                                                     (Registrant)



May 15, 1997                                         /s/ Alvin J. Karloff
                                                     --------------------
                                                     Alvin J. Karloff
                                                     Chief Executive Officer and
                                                     Principal Financial Officer