Form 10-Q
period 1997-06-30
MACROCHEM CORP
filed 1997-08-13
CIK 743884

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    Form 10-Q


(Mark One)
[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 1997

                                       or

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


             DELAWARE                                           04-2744744
             --------                                           ----------
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

Yes  X          No
    ---            ---


     As of June 30, 1997, there were 16,150,375 shares of Common Stock, $.01 par value per share, of the Registrant outstanding.

                              MACROCHEM CORPORATION

                                      INDEX
                                      -----

                                                             PAGE NUMBER
                                                             -----------
PART I   Financial Information

Item 1   Financial Statements (Unaudited)

              Balance Sheets
              June 30, 1997 and December 31, 1996                3-4

              Statements of Operations
              Three Months and Six Months Ended
              June 30, 1997 and 1996                               5

              Statements of Cash Flows
              Six Months Ended  June 30, 1997 and 1996           6-7

              Notes to Financial Statements                      8-9


Item 2   Management's Discussion and Analysis of
         Financial Condition and Results of Operations          9-12


PART II  Other Information

Item 4   Submission of Matters to a Vote of Security Holders      13

Item 6   Exhibits and Reports on Form 8-K                         14

                         PART I - FINANCIAL INFORMATION

ITEM 1.  UNAUDITED FINANCIAL STATEMENTS
         ------------------------------

                              MACROCHEM CORPORATION
                                 BALANCE SHEETS
                                   (UNAUDITED)

                                     ASSETS

                                              June 30,     December 31,
                                               1997            1996
                                               ----            ----
CURRENT ASSETS:

   Cash and cash equivalents              $  6,772,064    $  7,329,881
   Marketable securities                             -          21,824
   Accounts receivable                          34,850          43,977
   Prepaid expenses and other
      current assets                           125,886         100,033
                                          ------------    ------------

   TOTAL CURRENT ASSETS                      6,932,800       7,495,715
                                          ------------    ------------

PROPERTY AND EQUIPMENT,
   net of accumulated depreciation:
      1997-$527,303; 1996-$472,651             306,027         345,343
                                          ------------    ------------

OTHER ASSETS:

   Patents, net of accumulated
      amortization:  1997-$52,457;
      1996-$46,933                             245,751         218,232
   Deposits                                      4,460           4,460
                                          ------------    ------------

TOTAL ASSETS                              $  7,489,038    $  8,063,750
                                          ============    ============

                                                                     (CONTINUED)

                              MACROCHEM CORPORATION
                                 BALANCE SHEETS
                                    UNAUDITED

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------


                                            June 30,              December 31,
                                              1997                    1996
                                              ----                    ----
CURRENT LIABILITIES:
   Current portion of capitalized
      lease obligations                   $     28,669            $     38,630
   Accounts payable and accrued
      expenses                                 276,219                 281,769
   Accrued compensation                         47,050                  47,050
   Deferred rent                                   ---                   1,014
   Deferred income                              34,850                     ---
                                          ------------            ------------

TOTAL CURRENT LIABILITIES                      386,788                 368,463

CAPITALIZED LEASE OBLIGATIONS,
   net of current portion                        9,483                  18,408
                                          ------------            ------------

TOTAL LIABILITIES                              396,271                 386,871
                                          ------------            ------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
   Preferred stock                                ---                      ---
   Common stock, $.01 par value;
      authorized 60,000,000 shares;
      issued and outstanding,
      16,150,375 shares and 15,601,274
      shares at June 30, 1997 and
      December 31, 1996,
      respectively.                            161,504                 156,013
   Additional paid-in capital               27,246,300              25,839,675
   Unearned compensation                      (402,396)               (222,674)
   Accumulated deficit                     (19,912,641)            (18,096,135)
                                          ------------            ------------
TOTAL STOCKHOLDERS' EQUITY                   7,092,767               7,676,879
                                          ------------            ------------
TOTAL LIABILITIES AND
   STOCKHOLDERS' EQUITY                   $  7,489,038            $  8,063,750
                                          ------------            ------------

The accompanying notes are an integral part of these unaudited financial statements.
                                                                     (Concluded)

                              MACROCHEM CORPORATION
                      STATEMENTS OF OPERATIONS (UNAUDITED)

                                   For the three months         For the six months
                                      ended June 30,               ended June 30,
                                   1997          1996           1997          1996
                                   ----          ----           ----          ----
REVENUES:

   Research contracts          $       ---   $    82,905   $    50,000   $    82,905
   Product sales                       ---           ---           650           ---
                               -----------   -----------   -----------   -----------

      TOTAL REVENUES                   ---        82,905        50,650        82,905
                               -----------   -----------   -----------   -----------

OPERATING EXPENSES:

   Marketing, general and
      administrative               478,101       846,409       879,908     1,244,678
   Research and development        723,703       505,820     1,168,521       909,709
   Consulting fees with related
      parties                        3,000         2,000         6,000        12,000
                               -----------   -----------   -----------   -----------
      TOTAL OPERATING
         EXPENSES                1,204,804     1,354,229     2,054,429     2,166,387
                               -----------   -----------   -----------   -----------

   LOSS FROM OPERATIONS         (1,204,804)   (1,271,324)   (2,003,779)   (2,083,482)
                               -----------   -----------   -----------   -----------

OTHER INCOME (EXPENSE):

   Interest income                 102,558       129,184       191,419       196,508
   Interest expense                 (1,943)       (4,811)       (4,145)       (8,372)
   Other                               ---           198           ---            (3)
                               -----------   -----------   -----------   -----------   --------------------
      TOTAL OTHER INCOME           100,615       124,571       187,274       188,133
                               -----------   -----------   -----------   -----------

NET LOSS                       $(1,104,189)  $(1,146,753)  $(1,816,505)  $(1,895,349)
                               ===========   ===========   ===========   ===========

NET LOSS PER SHARE             $     (0.07)  $     (0.07)  $     (0.11)  $     (0.13)
                               ===========   ===========   ===========   ===========

WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES OUTSTANDING    16,049,370    15,476,934    15,892,009    14,939,219
                               ===========   ===========   ===========   ===========

The accompanying notes are an integral part of these unaudited financial statements.

                              MACROCHEM CORPORATION
                      STATEMENTS OF CASH FLOWS (UNAUDITED)

                                               For the six months ended June 30,
                                                  1997                  1996
                                                  ----                  ----

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Loss                                    $(1,816,505)         $(1,895,349)
                                               -----------          -----------
  Adjustments to reconcile net loss
      to net cash used by operating
      activities:
         Depreciation and amortization              61,274               50,897
         Stock-based compensation                  113,404              453,884
         Loss on disposal of equipment               1,900                  ---
         Amortization of discounts on
            marketable securities                     (176)             (38,047)

Increase (decrease) in cash from:
   Accounts receivable                               9,127              (41,453)
   Prepaid expenses and other current
      assets                                       (25,853)             (23,790)
   Accounts payable and accrued expenses            (5,550)               9,190
   Accrued compensation                                ---              (50,000)
   Deferred rent                                    (1,014)              (2,964)
   Deferred income                                  34,850                  ---
                                               -----------          -----------
Total adjustments                                  187,962              357,717
                                               -----------          -----------

Net cash used by operating activities           (1,628,543)          (1,537,632)
                                               -----------          -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of marketable securities                  ---           (6,478,487)
   Proceeds from maturities of
      marketable securities                         22,000            3,440,000
   Expenditures for property and equipment         (18,335)             (81,232)
   Additions to patents                            (33,042)                 ---
                                               -----------          -----------

   Net cash used for investing activities          (29,377)          (3,119,719)
                                               -----------          -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Principal payments on capital leases            (18,886)             (16,938)
   Proceeds from exercise of common
      stock options                                139,689              396,157
   Proceeds from exercise of common
      stock warrants                               454,300            2,170,064
   Proceeds from exercise of unit
      purchase options                             525,000            2,581,250
                                               -----------          -----------
   Net cash provided by financing
      activities                                 1,100,103            5,130,533
                                               -----------          -----------

The accompanying notes are an integral part of these unaudited financial statements.
                                                                     (Continued)

                             MACROCHEM CORPORATION
                      STATEMENTS OF CASH FLOWS (UNAUDITED)
                                                                    (CONTINUED)

                                     For the six months ended June 30,
                                          1997              1996
                                          ----              ----

NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS              $  (557,817)       $   473,182

CASH AND CASH EQUIVALENTS,
   BEGINNING OF PERIOD                 7,329,881          3,591,779
                                     -----------        -----------
CASH AND CASH EQUIVALENTS,
   END OF PERIOD                     $ 6,772,064        $ 4,064,961
                                     ===========        ===========


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

     During the six months ended June 30, 1997 and 1996, cash paid for interest was $2,815 and $6,892, respectively.

     The Company did not pay any income taxes during those periods.









The accompanying notes are an integral part of these unaudited financial statements.

                                                                     (Concluded)

                              MACROCHEM CORPORATION
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

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

     In the opinion of management of the Company, the accompanying unaudited financial statements reflect all adjustments which were of a normal recurring nature necessary for a fair presentation of the Company's financial position, results of operations and cash flows for the three and six months ended June 30, 1997 and 1996.

     The results disclosed in the Statements of Operations for the three and six months ended June 30, 1997 are not necessarily indicative of the results to be expected for the full year.

(2) Certain prior year amounts have been reclassified to conform to their current presentation.

(3) During 1996, the Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation". SFAS No. 123 addresses the financial accounting and reporting standards for stock or other equity-based compensation arrangements.

     The Company has elected to continue to use the intrinsic value based method to account for employee stock option plans and provide disclosures based on the fair value method in the notes to the annual financial statements as permitted by SFAS No. 123.

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

     During the six months ended June 30, 1997, the Company recorded unearned compensation of approximately $293,126 net of a forfeiture of $144,629. The unearned compensation will be amortized over the remaining service period of the stock-based compensation arrangements. Of the $293,126, $134,918 is related to the issuance of 16,000 shares of common stock and $158,208 is related to the grant of stock options to consultants.

     For the six months ended June 30, 1997 and 1996, stock-based compensation expense of $113,404 and $453,884, respectively, was amortized and charged to operations. For the three months ended June 30, 1997 and 1996, stock based compensation expense of $72,091 and $453,884, respectively, was amortized and charged to operations.

(4) In March 1997, the Financial Accounting Standards Board released Statement of Financial Accounting Standards No. 128, "Earnings Per Share", which is effective for fiscal 1997. SFAS No. 128 will require the Company to restate amounts previously reported as earnings per share to comply with the requirements of SFAS No. 128. The Company has determined that the adoption of SFAS No. 128 will have no effect on previously reported earnings per share since the results would be anti-dilutive.

(5) In June 1997, the FASB issued FAS No. 130, "Reporting Comprehensive Income," and FAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", both of which will be effective for the Company in fiscal year 1999. FAS No. 130 establishes standards for the reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general purpose financial statements. FAS No. 131 establishes standards for the way that public business enterprises report selected information about operating segments. FAS No. 131 also establishes standards for related disclosures about products and services, geographic areas, and major customers. The implementation of FAS No. 130 and FAS No. 131 are not expected to have a material effect on the Company's financial statements.

(6) The Company granted 186,000 common stock options under the 1994 Equity Incentive Plan during the six months ended June 30, 1997. During this same period, 15,000 options under the 1984 Non-Qualified Stock Option Plan, 12,000 options under the 1984 Incentive Stock Option Plan and 26,001 options under the 1994 Equity Incentive Plan were exercised. In addition, during this period, 56,000 options under the 1994 Equity Incentive Plan were forfeited. All options were granted with an exercise price at the fair market value of the underlying common stock determined on the date of grant.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         ---------------------------------------------------------------
         RESULTS OF OPERATIONS.
         ----------------------

GENERAL

     MacroChem Corporation's primary business is the development and commercialization of transdermal drug delivery compounds and systems designed to promote the delivery of drugs from the surface of the skin into the skin tissues and bloodstream. The Company currently derives no significant revenue from product sales, royalties or license fees. The Company plans to develop specific SEPA(R) (the Company's proprietary transdermal penetration enhancer) formulations for use with proprietary and non-proprietary drugs manufactured by pharmaceutical companies, and to commercialize these products through the formation of partnerships, strategic alliances and license agreements with those companies. In order to attract strategic partners, the Company is conducting clinical testing of certain SEPA-enhanced drugs.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1997 COMPARED TO THREE MONTHS ENDED JUNE 30, 1996

     During the three months ended June 30, 1997, the Company had no revenues as compared to revenues of $82,905 during the same period in 1996. The 1996 revenue was derived from research contracts.

     Marketing, general and administrative expenses decreased significantly (44%) from the comparable 1996 period, primarily as a result of a $387,000 decrease in stock-based compensation expense compared to the 1996 period.

     Research and development expenses in the 1997 period increased approximately $218,000 (43%) over the comparable 1996 period due primarily to an increased effort in the management and execution of the ongoing clinical trials.

     Other income decreased approximately $24,000, resulting primarily from lower levels of cash and cash equivalents in the 1997 period.

SIX MONTHS ENDED JUNE 30, 1997 COMPARED TO SIX MONTHS ENDED JUNE 30, 1996

     Total revenues for the six months ended June 30, 1997 were approximately $51,000 compared to approximately $83,000 for the same period in 1996. This revenue is primarily due to completed research contracts.

     Marketing, general and administrative expenses decreased approximately $365,000 (29%) due primarily to a stock-based compensation expense reduction of approximately $320,000 in 1997 from the comparable 1996 period.

     Research and development costs increased approximately $259,000 (28%) for the first six months of 1997 compared to the same period in 1996. This increase was due primarily to an increased effort in the management and execution of the ongoing clinical trials.

     Other income remained essentially the same for the six month periods ended June 30, 1997 and 1996. Lower interest income was mostly offset by lower interest expense on capital leases.

LIQUIDITY AND CAPITAL RESOURCES

     Since inception, the primary source of funding for the Company's operations has been the private and public sale of its securities, and to a lesser extent, the licensing of its proprietary technology, government grants and research contracts.

     The Company's working capital declined approximately $581,000 from December 31, 1996 to June 30, 1997. Working capital used by operations of approximately $1.6 million was partially offset by proceeds of approximately $1.1 million received upon the exercise of common stock options, warrants and unit purchase options.

     Until such time as the Company obtains agreements with third-party licensees or partners to provide funding for the Company's anticipated business activities or the Company is able to obtain funds through the private or public sale of its securities, the Company's working capital will be utilized to fund its activities.

     Capital expenditures and additional patent development costs for the six months ended June 30, 1997 aggregated approximately $51,000. The Company expects additional capital expenditures and patent development costs for the remainder of the year to aggregate approximately $160,000.

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

     The Company believes that its existing cash and cash equivalents will be sufficient to meet its operating expenses and capital expenditure requirements for at least the next twelve months. The Company's cash requirements may vary materially from those now planned because of changes in focus and direction of the Company's research and development programs, competitive and technical advances, patent developments or other developments. It is not believed that inflation will have any significant effect on the results of the Company's operations.

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

                           PART II - OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------

         On May 23, 1997, the Company held its Annual Meeting of Stockholders to vote on the following proposals:

         1. To elect six members of the Board of Directors. Nominees for Director were: a) Carlos M. Samour; b) Alvin J. Karloff;
             c) Willard M. Bright; d) Peter G. Martin;  e) Stephen J. Riggi;
             f) Michael A. Davis  ("Proposal No. 1").

         2. To ratify the appointment of Deloitte & Touche LLP, as independent auditors for the Company for the fiscal year ending December 31, 1997.

         3. To approve an amendment to the Company's 1994 Equity Incentive Plan to increase the number of shares of Common Stock that may be delivered thereunder from 2,500,000 to 4,000,000.

             Each of the proposals was adopted with a total vote as follows:


                                       Shares
                       Shares       Voting Against         Shares        Broker
Proposal             Voting For  Or Authority Withheld   Abstaining    Non-votes

No. 1

Carlos M. Samour     13,631,568        158,835

Alvin J. Karloff     13,646,818        143,585

Willard M. Bright    13,631,818        158,585

Peter G. Martin      13,654,818        135,585

Stephen J. Riggi     13,654,818        135,585

Michael A. Davis     13,654,818        135,585

No. 2                13,718,618         46,085            25,700

No. 3                 4,529,719      2,167,252           156,050      6,937,382

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------

         (a)  The following exhibits are filed herewith:

              10.10.3 1984 Incentive Stock Option Plan as amended November 15, 1996

              11.          Statement of Earnings Per Share

              27.          Financial Data Schedule

              99.1         1994 Equity Incentive Plan as amended May 23, 1997.

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


                                                     MACROCHEM CORPORATION
                                                     ---------------------
                                                     (Registrant)



August 13, 1997                                      /S/ ALVIN J. KARLOFF
                                                     --------------------
                                                     Alvin J. Karloff
                                                     Chief Executive Officer and
                                                     Principal Financial Officer