Form 10-K/A
period 1996-12-31
MACROCHEM CORP
filed 1997-10-24
CIK 743884

As filed with the Securities and Exchange Commission on October 24, 1997

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                          ----------------------------

                                   FORM 10-K/A
                                   AMENDMENT 1
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the Fiscal Year Ended December 31, 1996

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

                          Common Stock, $.01 par value
                          ----------------------------
                                (Title of Class)

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


         None.



                                      (1)

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

     The Company has also developed a series of new low molecular weight polymers, termed MacroDerm,TM for cosmetic use and the topical delivery of pharmaceuticals. The Company has created, tested and evaluated prototypes of MacroDerms and is determining the full market opportunities for this technology.

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

                                      (2)

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

RESEARCH AND DEVELOPMENT

     The Company conducts its research and development activities through its own staff and facilities, as well as through collaborative arrangements with universities, contract research organizations and independent consultants. As of March 1, 1997, the Company had 19 full-time employees, 11 of whom are devoted to research and development and regulatory affairs. In addition, two Company officers devote approximately 75% of their time to research and development. Research and developmental expenditures aggregated $1,736,600, $1,238,100 and $864,100 during the years ended December 31, 1996, 1995 and 1994, respectively . The Company is also dependent upon third parties to conduct clinical studies, obtain FDA and other regulatory approvals and manufacture and market a finished product.

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

                                      (3)

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

                                      (4)

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

MACRODERM(TM)DRUG DELIVERY SYSTEM

     The Company has developed a series of new low molecular weight polymers, termed MacroDerm,TM for use in cosmetics and in the superficial dermal delivery of pharmaceuticals. Potential applications include their use with sunscreens, moisturizers, and insect repellents. The Company has created, tested and evaluated prototypes of MacroDerms and is determining the full market opportunities for this technology.

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

     Alprostadil, a synthetic prostaglandin E1, is the only drug approved for marketing in the U.S. for erectile dysfunction. It is available in two dosage forms. Caverject(R), marketed by Pharmacia & Upjohn, is administered by needle injection directly into the penis. The second product, developed by Vivus, is a pellet form of the drug administered through a tube inserted into the urethra. In contrast to the invasive forms now available, MacroChem believes that a topical gel formulation applied to the penis will be the preferred dosage form for treatment of this disorder.
                                      (5)

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

     Pre-clinical studies involve laboratory evaluation of product characteristics and animal studies to assess the efficacy and safety of the product. Human clinical trials are typically conducted in three sequential phases, but the phases may overlap. Phase I trials consist of testing of the product in a small number of normal volunteers primarily for safety. In Phase II, in addition to safety, the efficacy of the product is evaluated in a small patient population. Phase III trials typically involve multicenter testing for safety and clinical efficacy in an expanded population of patients at geographically dispersed test sites. A clinical plan, or "protocol," accompanied by the approval of the institutions participating in the trials, must be submitted to the FDA prior to commencement of each clinical trial. The FDA may order the temporary or permanent discontinuation of a clinical trial at any time if adverse events that endanger patients in the trials are observed. In addition, the FDA may request Phase IV clinical trials, to be performed after marketing approval, to resolve any lingering questions.
                                      (6)

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

     No assurance can be given that any required FDA or other governmental approval will be granted or, if granted, will not be withdrawn. Governmental regulation may prevent or substantially delay the marketing of the Company's proposed products, cause the Company to undertake costly procedures and furnish a competitive advantage to the more substantially capitalized companies with which the Company plans to compete. In addition, the extent of potentially adverse government regulations that may arise from future administrative action or legislation cannot be predicted.
                                      (7)

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

                                  RISK FACTORS

     IN ADDITION TO THE OTHER INFORMATION IN THIS REPORT, THE FOLLOWING RISK FACTORS SHOULD BE CONSIDERED CAREFULLY IN EVALUATING THE COMPANY AND ITS BUSINESS. THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. THE COMPANY'S ACTUAL RESULTS MAY DIFFER SIGNIFICANTLY FROM THE
                                      (8)

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

NEED FOR SIGNIFICANT PRODUCT DEVELOPMENT EFFORTS AND ADDITIONAL FINANCING

     Before the Company or any licensees of the Company may market any products based upon the Company's technology, significant additional development efforts and substantial preclinical and clinical testing will be necessary. Unless substantial additional financing is obtained, the Company may not have sufficient working capital to complete clinical studies on any proposed products. No assurance can be given that the Company will be able to secure such financing on favorable terms, if at all.
                                      (9)

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

PRIOR DEVELOPMENT EFFORTS HAVE NOT GENERATED SUSTAINED REVENUES OR ANY PROFITS

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

DEPENDENCE ON THIRD PARTIES FOR MANUFACTURING

     The Company currently does not have facilities capable of manufacturing any proposed products in commercial quantities. Accordingly, the Company expects that it will be dependent to a significant extent on licensees, corporate partners or contract manufacturers for such manufacturing and for compliance with regulatory requirements for good manufacturing practices. The Company's dependence on third parties for manufacturing may adversely affect the Company's
                                      (10)
ability to develop and deliver products on a timely and competitive basis. If the Company decides to establish a commercial manufacturing facility, it will require substantial additional funds, will be required to hire and retain significant additional personnel and will be required to comply with extensive government regulations. No assurance can be given that the Company will be able to obtain additional capital to conduct such activities directly.

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

RISKS OF PRODUCT LIABILITY CLAIMS; LACK OF PRODUCT LIABILITY INSURANCE; EXPENSE AND DIFFICULTY OF OBTAINING ADEQUATE INSURANCE COVERAGE

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

UNCERTAINTY OF PHARMACEUTICAL PRICING AND RELATED MATTERS

     The future revenues and profitability of, and availability of capital for bio-medical and pharmaceutical companies may be affected by the continuing efforts of governmental and third-party payors to contain or reduce the costs of health care through various means. For example, in certain foreign markets pricing or profitability of prescription pharmaceuticals is subject to government control and to reform in the health care system. In the United States, there have been, and the Company expects there will continue to be, a number of federal and state proposals to implement similar government control. While the Company cannot predict whether any such legislative or regulatory proposals will be adopted, the announcement or adoption of such proposals could have a material adverse effect on the Company's prospects. If the Company or one of its partners succeeded in bringing one or more of its products, based upon the Company's technology, to market, there can be no assurance that these products will be cost effective and that reimbursement to the consumer will be available or will be sufficient to allow the Company or its partners to sell such products on a profitable basis.
                                      (11)

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The following table sets forth the age, positions, and offices presently held by each Director with the Corporation:

                                  Year
                                Nominee
                                 First
                                Became a
      Name                Age   Director        Position
--------------------------------------------------------------------------------

Carlos M. Samour...........76     1981   Chairman of the Board of Directors and
                                         Scientific Director

Alvin J. Karloff...........65     1990   Chief Executive Officer, President and
                                         Director

Willard M. Bright .........83     1993   Director

Peter G. Martin............48     1995   Director

Stephen J. Riggi...........59     1996   Vice President, Operations and Director

Michael A. Davis...........55     ---    Consultant

     With the exception of Carlos Samour and Pierrette Samour, who are husband and wife, respectively, no Director or executive officer is related to any other Director or executive officer by blood or marriage.

BACKGROUND

     The following is a brief summary of the background of each nominee for election as a Director of the Corporation:

     CARLOS M. SAMOUR, PH.D., the Corporation's Chairman of the Board of Directors and its Scientific Director, founded the Corporation in 1981. Since 1990, Dr. Samour has served in an unpaid capacity as President and Chairman of the Augusta Epilepsy Research Foundation, a non-profit organization, in Washington, D.C. From 1958 until the formation of the Corporation, Dr. Samour was director of the corporate research laboratory at The Kendall Corporation, a general medical supply company, and its Lexington Laboratory after Kendall was acquired by Colgate-Palmolive Corporation in 1972. Dr. Samour is the inventor of many of the technologies under development by the Corporation and is responsible for managing research and product development activities. He received an M.S. degree from the Massachusetts Institute of Technology and a Ph.D. degree in organic chemistry from Boston University.

     ALVIN J. KARLOFF has served as the Corporation's Chief Executive Officer, President and as a Director since January 1990. In 1986, Mr. Karloff founded Medical and Scientific Enterprises, Inc., a privately held medical diagnostic equipment company, where he served as Chairman, Chief Executive Officer and President prior to joining the Corporation. Mr. Karloff was Director of Marketing for Medical Products with New England Nuclear ("NEN"), a Dupont company, from 1984 to 1985, and from 1969 to 1984, he served as Marketing Manager, Sales Manager, and in several other sales and marketing positions for NEN. Mr. Karloff holds a B.S. degree from the University of Massachusetts.

                                      (12)

     WILLARD M. BRIGHT, PH.D., has served as a Director of the Corporation since December 1992. Since 1982, Dr. Bright has served as a Director (from 1982 to July 1996 as Chairman of the Board of Directors) of Zoll Medical Corporation, a publicly held medical supply company. Prior to 1982, Dr. Bright served as President and Chief Executive Officer of The Kendall Corporation; as President of the Professional Products Division of Warner Lambert; as President of Boehringer Manheim Corporation USA, a manufacturer of medical products and biochemicals; and as President and Director of Curtiss-Wright Corp., a manufacturer of aerospace and industrial products. Dr. Bright received B.S. and M.S. degrees from the University of Toledo and a Ph.D. in physical chemistry from Harvard University.

     PETER G. MARTIN has served as a Director of the Corporation since 1995. Since 1990 Mr. Martin has been an independent investment banker and venture capitalist. Prior to 1990 he was a commercial banker. Mr. Martin is also a director of KFX, Inc., a public company engaged in coal beneficiation. Mr. Martin was initially elected to the Board of Directors as the designee of David Russell, who privately purchased 1 million shares of the Corporation's Common Stock in 1995. Mr. Russell is no longer entitled to designate a Director of the Corporation. Mr. Martin received B.A. and J.D. degrees from Fordham University and an M.B.A. from Columbia University.

     STEPHEN J. RIGGI, PH.D., has served as the Corporation's Vice President, Operations since February 1996 and as a Director of the Corporation since August 1996. He was President and Chief Executive Officer of Telor Ophthalmic Pharmaceuticals, Inc. from 1989 until 1994. Dr. Riggi served in research and development positions with Lederle Laboratories from 1963 until 1974, and in research and development and operations positions with the Pennwalt Corporation Pharmaceutical Division, of which he became President in 1985. He is a graduate of the University of Tennessee School of Basic Medical Sciences, where he received master's and doctor's degrees in physiology and pharmacology.

     MICHAEL A. DAVIS, M.D., SC.D. Since 1980 Dr. Davis has been Professor of Radiology and Nuclear Medicine Director, Division of Radiologic Research, University of Massachusetts Medical School. Since 1982 Dr. Davis has been Adjunct Professor of Nuclear Medicine at Tufts University School of Veterinary Medicine, and since 1986, Affiliate Professor of Biomedical Engineering at Worcester Polytechnic Institute. He has provided medical consulting services to the Corporation since 1991. He is also a director of EZ EM, Inc., a public company engaged in supplying oral radiographic contrast media, as well as medical devices. Dr. Davis received B.S. and M.S. degrees from Worcester Polytechnic Institute, S.M. and Sc.D. degrees from the Harvard School of Public Health, an M.B.A. from Northeastern University and an M.D. from the University of Massachusetts Medical School.

EXECUTIVE OFFICERS

     The executive officers of the Corporation, their ages and their positions with the Corporation are as follows:

    Name               Age          Position
-------------------------------------------------------------------------------

Carlos M. Samour........76    Chairman of the Board of Directors and
                              Scientific Director
Alvin J. Karloff........65    Chief Executive Officer, President and Director
Stephen J. Riggi........59    Vice President, Operations
Pierrette E. Samour.....72    Treasurer and Secretary



                                      (13)

     The following is a brief summary of the background of Pierrette E. Samour. The backgrounds of the Corporation's other executive officers, Dr. Samour, Mr. Karloff and Dr. Riggi, are summarized above.

     PIERRETTE E. SAMOUR, the Corporation's Treasurer since February 1993 and Secretary since May 1992, co-founded the Corporation in 1981 along with her husband, Carlos Samour. Mrs. Samour served as the Corporation's Clerk from 1985 through 1992 and as its Assistant Treasurer from 1985 through February 1993.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934 requires the Corporation's officers and directors, and persons who beneficially own more than 10 percent of the Corporation's Common Stock to file reports of ownership and changes in ownership with the Securities and Exchange Commission and the National Association of Securities Dealers, Inc. Based solely on its review of the copies of such reports received by it, and written representations from certain reporting persons that no Forms 5 were required for those persons, the Corporation believes that during the fiscal year ended December 31, 1996 all filing requirements applicable to its officers, directors, and such 10 percent beneficial owners were complied with, except that D. Ray Taylor filed a late report covering one sale of the Corporation's Common Stock, Peter Janssen filed a late report covering four sales of the Corporation's Common Stock, and Peter Martin failed to file a report covering a purchase of the Corporation's Common Stock and a report covering a sale of the Corporation's Common Stock.

                                      (14)

ITEM 11. EXECUTIVE COMPENSATION.

     The following table sets forth the compensation earned by or paid or awarded to Dr. Samour and Mr. Karloff during each of the three fiscal years ended December 31, 1996 and to Dr. Riggi during the fiscal year ended December 31, 1996:

                           SUMMARY COMPENSATION TABLE

                                                                     Long Term
                                                                   Compensation
                             Annual Compensation                      Awards
--------------------------------------------------------------------------------
                                                                    Securities
                                                      Other Annual  Underlying
Name and Principal                  Salary     Bonus  Compensation   Options
Position                   Year       $         $(1)      $(2)           #
--------------------------------------------------------------------------------
Carlos M. Samour           1996     185,000    33,300    10,959       280,000
  Chairman, Scientific     1995     155,000    27,900    13,643       -----
  Director and Director    1994     153,750    27,675    14,709       240,000

Alvin J. Karloff           1996     185,000    33,300    13,140       240,000
  President, Chief         1995     155,000    27,900    12,530       -----
  Executive Officer and    1994     153,750    27,675    13,462       240,000
  Director

Stephen J. Riggi (3)       1996     133,557    -----        408       180,000
  Vice President,
  Operations and Director
--------------------------------------------------------------------------------

(1) Since March 1992, Dr. Samour and Mr. Karloff have each received, in lieu of retirement benefits, annual payments equal to eighteen percent of their salaries.

(2) Includes amounts paid for taxable group term life insurance. Also includes for Dr. Samour and Mr. Karloff a monthly automobile allowance of $500 net of taxes, plus a health insurance benefit equal to the annual premium each individual pays under separate health insurance policies maintained by their former employers, which health insurance benefit is paid in lieu of any other health, medical or retirement benefits.

(3)  Dr. Riggi's employment commenced on February 12, 1996.




                                      (15)

STOCK OPTIONS

     The following table provides information concerning the grant of stock options during the fiscal year ended December 31, 1996 to Dr. Samour, Mr. Karloff and Dr. Riggi:

                        OPTION GRANTS IN LAST FISCAL YEAR

                                Individual Grants
                        ---------------------------------
                                                                   Potential
                                                                  Realizable
                                                                    Value
                                                                  at Assumed
                                                                 Annual Rates
                                                                of Stock Price
                Number of   % of Total                         Appreciation for
                Securities   Options     Exercise                Option Term
                Underlying  Granted to    or Base                -----------
                 Options   Employees in   Price   Expiration    5%        10%
Name            Granted(#)  Fiscal Year   ($/Sh)    Date       ($)        ($)
--------------------------------------------------------------------------------
Carlos M. Samour 280,000(1)     27%      5.875    June 2006 1,034,500  2,621,700
Alvin J. Karloff 240,000(2)     23%      4.875  August 2006   735,800  1,864,700
Stephen J. Riggi 180,000(3)     17%      5.875   March 2006   665,100  1,685,400
-------------------------------------------------------------------------------
(1) The option granted to Dr. Samour was granted in June 1996 under the Corporation's 1994 Equity Incentive Plan at an exercise price of $5.875 per share. The option expires ten years from the date of grant and vests with respect to all 280,000 shares in June 1997.

(2) The option granted to Mr. Karloff was granted in August 1996 under the Corporation's 1994 Equity Incentive Plan at an exercise price of $4.875 per share. The option expires ten years from the date of grant and vests with respect to all 240,000 shares in August 1997.

(3) The option granted to Dr. Riggi was granted in March 1996 under the Corporation's 1994 Equity Incentive Plan at an exercise price of $5.875 per share. The option expires ten years from the date of grant and vests with respect to 60,000 shares in February in each of 1997, 1998, and 1999.

                                      (16)

     The following table provides information concerning unexercised options held by Dr. Samour, Mr. Karloff and Dr. Riggi as of December 31, 1996 (no options were exercised by these persons during the fiscal year ended December 31, 1996):

                    AGGREGATED FISCAL YEAR-END OPTION VALUES

                         Number of Securities              Value of
                              Underlying                 Unexercised
                             Unexercised                 In-The-Money
                              Options at                 Options at
                           Fiscal Year-End             Fiscal Year-End
                                  #                         $ (1)
-------------------------------------------------------------------------------
                             Exercisable/                Exercisable/
Name                        Unexercisable               Unexercisable
-------------------------------------------------------------------------------

Carlos M. Samour (2)       415,080/280,000            $   1,901,422/NA
Alvin J. Karloff           840,000/240,000            $   4,477,500/NA
Stephen J. Riggi                 0/180,000            $           0/NA
--------------------------------------------------------------------------------
(1) The value of Dr. Samour's and Mr. Karloff's in-the-money unexercised options at the end of the fiscal year ended December 31, 1996 was determined by multiplying the number of options held by the difference between the market price of the Common Stock underlying the options on December 31, 1996 ($6.50 per share) and the exercise price of the options granted. Dr. Samour holds 175,080 options exercisable at $.4375 per share and Mr. Karloff holds 600,000 options exercisable at $.4375 per share.

(2) Does not include options to purchase up to 300,000 shares of Common Stock granted to Pierrette Samour, Dr. Samour's wife, of which he is deemed to have beneficial ownership. If such 300,000 options were included, Dr. Samour would be deemed to have had a total of 715,080 exercisable options as of December 31, 1996, the value of which would have been $3,196,422.

DIRECTORS' COMPENSATION

     Each non-employee Director of the Corporation receives compensation of $4,000 annually, $500 per meeting attended, $300 for each committee meeting attended if held on a separate day from a Board of Directors meeting, $300 per telephone meeting and reimbursement of travel expenses in connection with attending meetings of the Board of Directors. Dr. Bright receives additional Director compensation of $1,000 per month. Dr. Samour, Mr. Karloff and Dr. Riggi do not receive any additional compensation for their services as Directors. During 1996 each non-employee Director was granted stock options as follows: Dr. Bright - 10,000; Mr. Martin - 10,000; and Mr. Taylor - 10,000. The options are all exercisable at $4.875 per share and become fully vested on May 24, 1997.

     The Corporation entered into Consulting Agreements commencing January 1993, with each of E. Donald Shapiro and Abraham Cohen, both former Directors of the Corporation, pursuant to which Messrs. Shapiro and Cohen provided advice on the general development of the Corporation's business. Under the Consulting Agreements the Corporation paid each of Mr. Shapiro and Mr. Cohen $1,000 per month through March 1996.
                                      (17)

     Michael A. Davis, a nominee for election as a Director, entered into a Finder's Compensation Agreement dated March 7, 1996 with the Corporation. The Agreement provides for the Corporation to pay Dr. Davis a fee equal to 5% (up to a maximum or $250,000) for each agreement resulting from his introduction for
(a) up-front licensing fees received by the Corporation for the use of SEPA(R) or other technologies in any over-the-counter or pharmaceutical product and (b) royalties received by the Corporation for products licensed with SEPA(R)or other technologies. No such fees have been paid to date to Dr. Davis. In addition, the Corporation currently compensates Dr. Davis at the rate of $3,000 per month for medical consulting services.

EMPLOYMENT CONTRACTS, TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL
ARRANGEMENTS

     The Corporation has entered into employment agreements of indefinite length effective as of November 1, 1992 with each of Dr. Samour and Mr. Karloff. Each agreement currently provides for annual compensation of $200,000. Each agreement also provides for a monthly automobile allowance of $500 net of taxes and a payment equal to 18% of the individual's base salary, which payment is in lieu of retirement benefits. Further, each agreement provides for the payment of 12 months' salary in the event the individual is terminated without cause. In addition, each agreement precludes the individual from competing with the Corporation during his employment and for a period of one year thereafter, and from disclosing confidential information.

     The Corporation has entered into an employment agreement of indefinite length effective as of March 25, 1996 with Dr. Riggi. The agreement currently provides for annual compensation of $160,000 and for the payment of six months' salary in the event he is terminated without cause. In addition, the agreement precludes Dr. Riggi from competing with the Corporation during his employment and for a period of two years thereafter, and from disclosing confidential information.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     The Corporation's Compensation Committee consists of Mr. Taylor (Chairman), Mr. Martin and Dr. Bright.

     Notwithstanding anything to the contrary set forth in any of the previous filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, that might incorporate future filings, including this Annual Report on Form 10-K, in whole or in part, the following report and the Performance Graph on page 20 shall not be incorporated by reference into any such filings.

REPORT OF COMPENSATION COMMITTEE

     The Compensation Committee of the Board of Directors consists of Mr. Taylor (Chairman), Mr. Martin and Dr. Bright. The Committee's responsibilities include determining the compensation of the Corporation's executive officers, making awards under the Corporation's stock option plans and making recommendations to the Board of Directors with regard to the adoption of new employee benefit plans. No member of the Committee was an officer or employee of the Corporation during the year ended December 31, 1996.

     The Corporation's executive compensation programs reflect input from the Corporation's Chairman and from its Chief Executive Officer. The Compensation Committee reviews their proposals concerning executive compensation and makes a final determination concerning the scope and nature of compensation arrangements. The action of the Committee is reported to the Corporation's entire Board of Directors. It is the Corporation's current policy to establish, structure and administer compensation plans and arrangements so that the deductibility to the Corporation of such compensation will not be limited under
Section 162(m) of the Internal Revenue Code.
                                      (18)

CEO COMPENSATION

     The Corporation and Mr. Karloff are parties to an employment agreement with a 1996 base salary of $185,000, compared with a 1995 base salary of $155,000. The increase in 1996 was based on his accomplishments listed in the following paragraph. Under the contract, Mr. Karloff also receives payments equal to 18% of base salary in lieu of receiving certain benefits from the Corporation. During the year ended December 31, 1996, Mr. Karloff received these payments, as provided by the employment contract. These payments were not related to the Corporation's performance during the period.

     In August 1996 the Committee granted Mr. Karloff a stock option to purchase 240,000 shares of the Corporation's Common Stock at an exercise price of $4.875 per share, vesting in one year. In June 1996 Dr. Samour received a stock option to purchase 280,000 shares of the Corporation's Common Stock at an exercise price of $5.875 per share, vesting in one year. The terms of these options were determined subjectively. These option grants were in part compensation for accomplishments of Mr. Karloff and Dr. Samour during the period since February 1994 as well as future incentive. During the period, Mr. Karloff and Dr. Samour, among other things, arranged a private placement in which the Corporation received net proceeds of approximately $2.4 million; facilitated the orderly exercise of Unit Purchase Options and Class A Warrants, Class AA Warrants and Class X Warrants, resulting in net proceeds of approximately over $12 million; supervised the construction of an on-site production facility that conforms to the FDA's current Good Manufacturing Practices (cGMP) to produce and supply products for use in pre-clinical and clinical evaluations; built a dedicated and competent management and research team; secured FDA approval of an Investigational New Drug (IND) application to conduct a double-blind Phase II clinical trial with a SEPA/Ibuprofen formulation for treating muscle pain; and initiated a Phase I/II clinical trial of a topical formulation for treating erectile dysfunction. No specific weight was assigned to each of these accomplishments by the Committee.

EXECUTIVE OFFICER COMPENSATION

     The Corporation maintains compensation and incentive programs designed to motivate, retain and attract capable management. Dr. Samour and Dr. Riggi are also parties to employment contracts with the Corporation described elsewhere in this Annual Report on Form 10-K. The compensation levels provided for in the Corporation's employment contracts with its executive officers are determined subjectively, but reflect consideration of the compensation levels of comparable companies, the achievements and potential of the officer and negotiations with the officer.

     Ongoing executive officer compensation is determined subjectively, in that the Chairman and the Chief Executive Officer provide recommendations to the Compensation Committee for the proposed remuneration of the Corporation's officers based on their perceptions of those individuals' performance against objectives jointly formulated by the Chairman, the Chief Executive Officer and the officers, any change in their functional responsibilities, their potential to contribute to the success of the Corporation and the compensation levels provided to officers of comparable companies. No specific weights have been assigned to these factors by the Committee.
                                      (19)

     Officer compensation is generally composed of cash compensation and grants of options under the Corporation's stock option plans. Options generally vest over three years, in order to serve as a future incentive. There is no set formula for the award of stock options to individual executives. Factors considered in making option awards include prior grants to the officer, the importance of retaining the officer's services, the officer's potential to contribute to the success of the Corporation and the officer's past contributions to the Corporation.


Dated:  April 17, 1997                                   COMPENSATION COMMITTEE

                                                         D. Ray Taylor
                                                         Peter G. Martin
                                                         Willard M. Bright

                                PERFORMANCE GRAPH

     The following five-year performance graph compares the cumulative total shareholder return (assuming reinvestment of dividends) on $100 invested in the Corporation's Common Stock for the five-year period from December 31, 1991 through December 31, 1996 with similar investments in the NASDAQ Market Index of companies and a New Peer Group Index of the following four companies that provide similar services to those provided by the Corporation -- ALZA Corporation, Cygnus Inc., Noven Pharmaceuticals Inc. and Theratech Inc. The New Peer Group Index has been changed from the Former Peer Group Index used in the Proxy Statement for the 1996 Annual Meeting of Stockholders. Theratech Inc. has been added because it closely resembles the Corporation in the size, focus and character of its activities. Elan Plc has been deleted because it bears less of a resemblance to the Corporation in the size, focus and character of its activities.

              COMPARISON OF FIVE YEAR CUMULATIVE TOTAL RETURN (1)
        AMONG MACROCHEM CORPORATION, THE NASDAQ STOCK MARKET-U.S. INDEX,
                     AN OLD PEER GROUP AND A NEW PEER GROUP

                               1991     1992     1993     1994    1995    1996

MacroChem Corporation          $100     $258     $142     $ 74    $168    $274
NASDAQ Market Index            $100     $116     $134     $131    $185    $227
Former Peer Group Index (2)    $100     $ 98     $ 77     $ 55    $ 76    $ 87
New Peer Group Index (3)       $100     $ 95     $ 63     $ 41    $ 60    $ 61
___________________________

(1) $100 invested on 12/31/91 in stock or index - including reinvestment of dividends. Fiscal year ending December 31.

(2) Former Peer Group Companies: ALZA Corporation, Cygnus Inc., Elan Plc and Noven Pharmaceuticals Inc.

(3) New Peer Group Companies: ALZA Corporation, Cygnus Inc., Noven Pharmaceuticals Inc. and Theratech Inc.

                                      (20)

ITEM 12. SECURITIES OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth, as of February 28, 1997, certain information concerning stock ownership of the Corporation by (i) each person known by the Corporation to be the beneficial owner of more than five percent (5%) of the Corporation's Common Stock, (ii) each of the Corporation's Directors and nominees for Director, (iii) each of the executive officers named in the Summary Compensation Table and (iv) all Directors and executive officers as a group. Except as otherwise indicated, the stockholders listed in the table have sole voting and investment powers with respect to the shares indicated.

                                          NUMBER OF SHARES
NAME AND ADDRESS                          OF COMMON STOCK     PERCENTAGE
OF BENEFICIAL OWNER (1)                  BENEFICIALLY OWNED    OF CLASS
--------------------------------------------------------------------------------
Carlos M. and Pierrette E. Samour(2)(3)...   1,226,000            7.8%
Alvin J. Karloff(2) ......................     840,000            5.3%
D. Ray Taylor(2) .........................      20,000              *
Willard M. Bright(2) .....................      50,000              *
Peter G. Martin(2) .......................      10,000              *
Stephen J. Riggi(2).......................      60,000              *
Michael A. Davis..........................      10,000              *
Bruce Meyers(4) ..........................   1,433,895            9.1%
   17 State Street
   New York, NY 10004
Peter Janssen(4)..........................   1,918,895            12.2%
   17 State Street
   New York, NY 10004
Mellon Bank Corporation(5)................   1,415,000            9.0%
   One Mellon Bank Center
   Pittsburgh, PA  15258
David Russell(6)..........................   1,110,102            7.0%
   45 Park Place South, Suite 103
   Morristown, NJ  07960
WisdomTree Capital Management, Inc. (7)...     979,100            6.2%
   1633 Broadway
   New York, NY  10019
All Directors and Officers as a Group
    (7 persons) (2).......................   2,216,000           14.1%
--------------------------------------------------------------------------------
* Less than one percent (1%).
(1) The address of Dr. Samour, Mrs. Samour, Mr. Karloff, Mr. Taylor, Dr. Bright, Mr. Martin, Dr. Riggi and Dr. Davis is c/o the Corporation, 110 Hartwell Avenue, Lexington, Massachusetts 02173.
(2) Includes the following number of shares issuable upon the exercise of stock options or warrants exercisable within 60 days: Dr. and Mrs. Samour 715,080; Mr. Karloff 840,000; Mr. Taylor 15,000; Dr. Bright 50,000;
    Mr. Martin 10,000; Dr. Riggi 60,000; Dr. Davis 10,000.
(3) Includes 33,500 shares held by trusts for the benefit of Dr. and Mrs. Samour's children. Dr. and Mrs. Samour have voting and dispositive power over, but disclaim beneficial ownership with respect to, such shares.
(4) Includes the following number of shares issuable upon the exercise of warrants, options, or unit purchase options exercisable immediately:
    Mr. Meyers 1,421,395 and Mr. Janssen 1,693,896, including 33,279 shares and 33,279 shares, respectively, issuable upon exercise of a warrant owned by Janssen-Meyers Associates, L.P. ("Janssen-Meyers"). Messrs. Janssen and Meyers each own 50% of Janssen-Meyers and each has voting and dispositive power over 50% of the shares beneficially owned by Janssen-Meyers.
                                      (21)

(5) Of the 1,415,000 shares shown for Mellon Bank Corporation, its Schedule 13G as amended on January 24, 1997 shows the following: 1,415,000 shares of which the sole voting power and shared dispositive power are held by Mellon Bank, N.A. and The Dreyfus Corporation, and 875,000 shares of which the sole voting power and shared dispositive power are held by Premiere Capital Growth Fund.
(6) The 1,110,102 shares shown for Mr. Russell  include 100,000 shares owned by
    Mr. Russell's wife; although   Mr. Russell disclaims beneficial ownership of
    such 100,000 shares. 1,010,102 of the shares shown for Mr. Russell are held by Emin Company, L.L.C., which is controlled by Mr. Russell.
(7) Includes 831,700 shares for which voting and dispositive power is shared with WisdomTree Associates, L.P., and 147,400 shares for which voting and dispositive power is shared with WisdomTree Offshore, Ltd., according to a
    Schedule 13D dated February 5, 1997.


                                      (22)

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

CERTAIN TRANSACTIONS

     Pursuant to a consulting agreement dated July 27, 1995 and expiring on March 27, 1996, the Corporation engaged Janssen-Meyers Associates, L.P. ("Janssen-Meyers") to perform consulting services relating to corporate finance and other financial service matters and to act as co-soliciting agent with D.H. Blair Investment Banking Corp. in connection with certain exercises of the Corporation's Class A Warrants and Class AA Warrants. The Corporation compensated Janssen-Meyers at the rate of $5,000 per month, plus pre-approved expenses. On June 17, 1996, in connection with services performed for the Corporation, Janssen-Meyers received a warrant, expiring June 17, 1999, for the purchase of 145,800 shares of the Corporation's Common Stock at a price of $6.075 per share. The Corporation has agreed to pay Janssen-Meyers a monthly fee of $5,000 for consulting services relating to public relations from December 1996 through April 1997. Peter Janssen and Bruce Meyers, who own 50% and 50%, respectively, of Janssen-Meyers, owned 1,918,895 shares (12.2%) and 1,433,895 shares (9.1%), respectively, of the Corporation's Common Stock as of February 28, 1997.






                                      (23)

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused Amendment No. 1 to this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         MACROCHEM CORPORATION

Dated:  October 23, 1997                By:  /s/ Alvin J. Karloff
                                              Alvin J. Karloff
                                              President, Chief Executive Officer
                                              and Principal Financial Officer
                                      (24)