Form 10-Q
period 1997-09-30
MACROCHEM CORP
filed 1997-11-14
CIK 743884

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    Form 10-Q


(Mark One)
[X]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 1997

                                       or

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


            DELAWARE                                           04-2744744
--------------------------------                          ---------------------
   (State or Other Jurisdiction                             (I.R.S. Employer
of Incorporation or Organization                          Identification Number)

               110 HARTWELL AVENUE, LEXINGTON, MASSACHUSETTS 02173
               ---------------------------------------------------
               (Address of principal executive offices, Zip Code)

                                 (781) 862-4003
                                 --------------
              (Registrant's telephone number, including area code)


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes  X          No
    ---           ---


     As of September 30, 1997, there were 16,338,375 shares of Common Stock, $.01 par value per share, of the Registrant outstanding.

                              MACROCHEM CORPORATION

                                      INDEX


                                                           PAGE NUMBER
                                                           -----------
PART I   Financial Information

Item 1   Unaudited Financial Statements

             Balance Sheets
             September 30, 1997 and December 31, 1996         3-4

             Statements of Operations
             Three Months and Nine Months Ended
             September 30, 1997 and 1996                       5

             Statements of Cash Flows
             Nine Months Ended
             September 30, 1997 and 1996                      6-7

             Notes to Unaudited Financial Statements          8-9


Item 2   Management's Discussion and Analysis of
         Financial Condition and Results of Operations        9-11



PART II  Other Information

Item 6   Exhibits and Reports on Form 8-K                      12

                         PART I - FINANCIAL INFORMATION


ITEM 1.  UNAUDITED FINANCIAL STATEMENTS


                              MACROCHEM CORPORATION
                            UNAUDITED BALANCE SHEETS


                                     ASSETS
                                     ------

                                                   September 30,    December 31,
                                                       1997             1996
                                                   -------------    ------------

CURRENT ASSETS:

     Cash and cash equivalents                     $6,292,321       $7,329,881
     Marketable securities                                              21,824
     Accounts receivable                                                43,977
     Prepaid expenses and other
        current assets                                175,830          100,033
                                                    ---------        ---------

TOTAL CURRENT ASSETS                                6,468,151        7,495,715
                                                    ---------        ---------

PROPERTY AND EQUIPMENT,
     net of accumulated depreciation: 1997-
        $555,023; 1996-$472,651                       287,461          345,343
                                                    ---------        ---------

OTHER ASSETS:

     Patents, net of accumulated amortization:
        1997-$56,261; 1996-$46,933                    254,355          218,232
     Deposits                                           4,460            4,460
                                                    ---------        ---------

TOTAL ASSETS                                       $7,014,427       $8,063,750
                                                    =========        =========

                                                                   (Continued)

                              MACROCHEM CORPORATION
                            UNAUDITED BALANCE SHEETS


                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------


                                               September 30,       December 31,
                                                   1997                1996
                                               ------------        ------------

CURRENT LIABILITIES:

     Current portion of capitalized
        lease obligations                    $     23,504        $     38,630
     Accounts payable and accrued expenses        271,780             281,769
     Accrued compensation                          47,050              47,050
     Deferred rent                                                      1,014
     Deferred income                               34,850                 ---
                                              -----------         -----------

     TOTAL CURRENT LIABILITIES                    377,184             368,463
                                              -----------         -----------

CAPITALIZED LEASE OBLIGATIONS,
     net of current portion                         4,813              18,408
                                              -----------         -----------

TOTAL LIABILITIES                                 381,997             386,871
                                              -----------         -----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:

     Preferred stock                                  ---                 ---
     Common stock, $.01 par value;
        authorized 60,000,000 shares;
        issued and outstanding, 16,338,375
        shares and 15,601,274 shares
        at September 30, 1997 and
        December 31, 1996, respectively.          163,384             156,013
     Additional paid-in capital                27,616,108          25,839,675
     Unearned compensation                       (215,634)           (222,674)
     Accumulated deficit                     ( 20,931,428)       ( 18,096,135)
                                              -----------         -----------

TOTAL STOCKHOLDERS' EQUITY                      6,632,430           7,676,879
                                              -----------         -----------

TOTAL LIABILITIES AND
     STOCKHOLDERS' EQUITY                    $  7,014,427        $  8,063,750
                                              ===========         ===========

The accompanying notes are an integral part of these unaudited financial statements.

                                                                    (CONCLUDED)

                              MACROCHEM CORPORATION
                       UNAUDITED STATEMENTS OF OPERATIONS

                                                  For the three months         For the nine months
                                                   ended September 30,         ended September 30,
                                                  1997           1996          1997          1996
                                              -----------    -----------   -----------   ------------

REVENUES:

     Research contracts                     $         ---  $        ---   $     50,000   $     82,905
     Product sales and royalty income                 ---         2,904            650          2,904
                                              -----------    ----------     ----------     ----------

        TOTAL REVENUES                                ---         2,904         50,650         85,809
                                              -----------    ----------     ----------     ----------

OPERATING EXPENSES:

     Marketing, general and administrative        621,310       302,467      1,501,218      1,547,145
     Research and development                     465,748       383,664      1,634,269      1,293,373
     Consulting fees with related parties          12,000         3,000         18,000         15,000
                                              -----------    ----------     ----------     ----------

        TOTAL OPERATING EXPENSES                1,099,058       689,131      3,153,487      2,855,518
                                              -----------    ----------     ----------     ----------

        LOSS FROM OPERATIONS                 (  1,099,058)  (   686,227)   ( 3,102,837)   ( 2,769,709)
                                              -----------    ----------     ----------     ----------

OTHER INCOME (EXPENSE):

     Interest income                              81,950         67,486        273,368        263,991
     Interest expense                        (     1,679)   (     1,196)   (     5,824)   (     9,568)
                                              ----------     ----------     ----------     ----------

        TOTAL OTHER INCOME                        80,271         66,290        267,544        254,423
                                              ----------     ----------     ----------     ----------

        NET LOSS                            $( 1,018,787)  $(   619,937)  $( 2,835,293)  $( 2,515,286)
                                              ==========     ==========     ==========     ==========

        NET LOSS PER SHARE                  $(      0.06)  $(       .04)  $(      0.18)  $(      0.17)
                                              ==========     ==========     ==========     ==========

WEIGHTED AVERAGE NUMBER OF
     COMMON SHARES OUTSTANDING                16,258,298     15,522,218     16,015,447     15,134,688
                                              ==========     ==========     ==========     ==========

The accompanying notes are an integral part of these unaudited financial statements.

                              MACROCHEM CORPORATION
                       UNAUDITED STATEMENTS OF CASH FLOWS


                                                      For the nine months ended
                                                            September 30,
                                                          1997         1996
                                                      -----------  -------------

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Loss                                        $(2,835,293)  $(2,515,286)
                                                       ---------     ---------

     Adjustments to reconcile net loss
        to net cash used by operating
        activities:
          Depreciation and amortization                   92,800        78,642
          Stock-based compensation                       402,507       492,079
          Net book value of disposed equipment             1,900           ---
          Amortization of discounts on
            marketable securities                     (      176)   (   62,336)

     Increase (decrease) in cash from:
        Accounts receivable                               43,977           ---
        Prepaid expenses and other current
          assets                                      (   75,797)        8,441
        Accounts payable and accrued expenses         (    9,989)   (   37,887)
        Accrued compensation                                 ---    (   50,000)
        Deferred rent                                 (    1,014)   (    4,446)
        Deferred income                                   34,850           ---
                                                       ---------     ---------
     Total adjustments                                   489,058       424,493
                                                       ---------     ---------

     Net cash used by operating activities            (2,346,235)   (2,090,793)
                                                       ---------     ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of marketable securities                      ---    (6,478,487)
     Proceeds from maturities of
        marketable securities                             22,000     5,205,000
     Expenditures for property and equipment          (   27,490)   (   97,765)
     Additions to patents                             (   45,451)   (   38,179)
                                                       ---------     ---------

     Net cash used for investing activities           (   50,941)   (1,409,431)
                                                       ---------     ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Principal payments on capital leases             (   28,721)   (   25,759)
     Proceeds from issuance of common stock                  410           ---
     Proceeds from exercise of common stock options      238,627       424,157
     Proceeds from exercise of common stock warrants     624,300     2,170,064
     Proceeds from exercise of unit purchase options     525,000     2,581,250
                                                       ---------     ---------

     Net cash provided by financing activities         1,359,616     5,149,712
                                                       ---------     ---------

                                                                     (Continued)

                              MACROCHEM CORPORATION
                 UNAUDITED STATEMENTS OF CASH FLOWS (CONTINUED)


                                      For the nine months ended September 30,
                                             1997             1996
                                        ------------       -----------

NET INCREASE (DECREASE) IN CASH AND
     CASH EQUIVALENTS                   $(1,037,560)       $1,649,488

CASH AND CASH EQUIVALENTS,
     BEGINNING OF PERIOD                  7,329,881         3,591,779
                                          ---------         ---------

CASH AND CASH EQUIVALENTS,
     END OF PERIOD                      $ 6,292,321        $5,241,267
                                          =========         =========


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

During the nine months ended September 30, 1997 and 1996, cash paid for interest was $3,830 and $9,568, respectively.

The Company did not pay any income taxes during those periods.







The accompanying notes are an integral part of these unaudited financial statements.


                                                                    (Concluded)

                              MACROCHEM CORPORATION
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS


(1) As permitted by the rules of the Securities and Exchange Commission (the "Commission") applicable to quarterly reports on Form 10-Q, these notes are condensed and do not contain all disclosures required by generally accepted accounting principles. Reference should be made to the financial statements and related notes included in the Company's Annual Report on Form 10-K, as amended, for the year ended December 31, 1996.

     In the opinion of management of the Company, the accompanying unaudited financial statements reflect all adjustments which were of a normal recurring nature necessary for a fair presentation of the Company's financial position, results of operations and cash flows for the three and nine months ended September 30, 1997 and 1996.

     The results disclosed in the Statement of Operations for the three and nine months ended September 30, 1997 are not necessarily indicative of the results to be expected for the full year.

(2) During 1996, the Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation". SFAS No. 123 addresses the financial accounting and reporting standards for stock or other equity-based compensation arrangements.

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

     In the nine months ended September 30, 1997, the Company recorded unearned compensation of $395,467 net of forfeitures of $268,868. The unearned compensation will be amortized over the remaining service period of the stock-based compensation arrangements. Of the $395,467, $286,071 related to the issuance of common stock and $109,396 related to the grant of stock options to consultants.

     For the nine months ended September 30, 1997 and 1996, stock-based compensation expense of $402,507 and $492,079, respectively, was amortized and charged to operations. For the three months ended September 30, 1997 and 1996, stock based compensation expense of $289,263 and $54,908 respectively, was amortized and charged to operations. Included in marketing, general and administrative expenses for the three months and nine months ended September 30, 1997 is stock-based compensation of $151,313 related to the issuance of 25,000 common shares. In addition, 16,000 common shares were issued during the quarter ended June 30, 1997 at fair market value of $100,000 in consideration of financial services.

(3) In March 1997, the Financial Accounting Standards Board released Statement of Financial Accounting Standards No. 128, "Earnings Per Share", which is effective for fiscal 1997. SFAS No. 128 requires the Company to restate amounts previously reported as earnings per share to comply with the requirements of SFAS No. 128. The Company has determined that the adoption of SFAS No. 128 will have no effect on previously reported earnings per share since the results would be anti-dilutive.

(4) In February 1997, the Financial Accounting Standards Board released Statement of Financial Accounting Standards No. 129, "Disclosure of Information about Capital Structure", which is effective for fiscal 1997. SFAS No. 129 establishes the standard for disclosing information about an entity's capital structure. The implementation of SFAS No. 129 is not expected to have a material effect on the Company's financial statements.

(5) In June 1997, the FASB issued FAS No. 130, "Reporting Comprehensive Income", and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", both of which will be effective for the Company in fiscal year 1999. SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general purpose financial statements. SFAS No. 131 establishes standards for the way that public business enterprises report selected information about operating segments. SFAS No. 131 also establishes standards for related disclosures about products and services, geographic areas, and major customers. The implementation of SFAS No. 130 and SFAS No. 131 is not expected to have a material effect on the Company's financial statements.

(6) The Company granted 201,000 common stock options under the 1994 Equity Incentive Plan during the nine months ended September 30, 1997. During this same period, 70,000 options under the 1984 Non-Qualified Stock Option Plan, 24,000 options under the 1984 Incentive Stock Option Plan and 32,001 options under the 1994 Equity Incentive Plan were exercised. In addition, during this period, 86,000 options under the 1994 Equity Incentive Plan were forfeited and 10,000 options expired. All options were issued with an exercise price at least equal to the fair market value of the underlying common stock determined on the date of grant.


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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1996

     During the three months ended September 30, 1997, the Company had no revenues as compared to $2,904 revenues during the same period in 1996. The 1996 revenue was derived from royalty income.

     Marketing, general and administrative expenses increased approximately $328,000 (108%) over the comparable 1996 period. This increase resulted primarily from increased stock-based compensation expense in 1997 of approximately $219,000 and increased patent related and general legal expenses approximating $80,000.

     Research and development expenses in the 1997 period increased approximately $82,000 (21%) over the comparable 1996 period due primarily to an increased effort in the management and execution of the ongoing clinical trials, increased stock-based compensation and overall increased research costs.

     Other income increased approximately $14,000, resulting primarily from increased rates of return on investments.

NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1996

     Total revenues for the nine months ended June 30, 1997 were approximately $51,000 compared to approximately $86,000 for the same period in 1996. These revenues are primarily due to completed research contracts.

     Marketing, general and administrative expenses decreased slightly by approximately $43,000 (2%). This decrease was due primarily to a stock-based compensation expense reduction of approximately $121,000 offset by increased general legal expenses of approximately $94,000.

     Research and development costs increased approximately $309,000 (26%) for the first nine months of 1997 compared to the same period in 1996. This increase was due primarily to an increased effort in the management and execution of the ongoing clinical trials and overall increased research costs.

     Other income increased by approximately $13,000 (5%) due primarily to increased rates of return on investments.

LIQUIDITY AND CAPITAL RESOURCES

     Since inception, the primary source of funding for the Company's operations has been the private and public sale of its securities, and to a lesser extent, the licensing of its proprietary technology, government grants and research contracts.

     The Company's working capital was reduced approximately $1 million from December 31, 1996 to September 30, 1997. Net cash used by operations of approximately $2.3 million was partially offset by proceeds received upon the exercise of common stock options, warrants and unit purchase options of approximately $1.4 million.

     Until such time as the Company obtains agreements with third-party licensees or partners to provide funding for the Company's anticipated business activities or the Company is able to obtain funds through the private or public sale of its securities, the Company's working capital will be utilized to fund its activities.

     Capital expenditures and additional patent development costs for the nine months ended September 30, 1997 aggregated approximately $73,000. The Company expects additional capital expenditures and patent development costs for the remainder of the year to aggregate approximately $138,000.

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

     THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. THE COMPANY'S ACTUAL RESULTS MAY DIFFER SIGNIFICANTLY FROM THE RESULTS DISCUSSED IN THE FORWARD-LOOKING STATEMENTS IN THIS REPORT AND IN FORWARD-LOOKING STATEMENTS MADE FROM TIME TO TIME BY THE COMPANY ON THE BASIS OF MANAGEMENT'S THEN-CURRENT EXPECTATIONS. FACTORS THAT MIGHT CAUSE SUCH A DIFFERENCE INCLUDE, BUT ARE NOT LIMITED TO THE FOLLOWING: THE COMPANY'S HISTORY OF OPERATING LOSSES AND NEED FOR CONTINUED WORKING CAPITAL; TECHNOLOGICAL UNCERTAINTY RELATING TO TRANSDERMAL DRUG DELIVERY SYSTEMS AND THE EARLY STAGE OF DEVELOPMENT OF THE COMPANY'S PROPOSED PRODUCTS; THE COMPANY'S NEED FOR SIGNIFICANT PRODUCT DEVELOPMENT EFFORTS AND ADDITIONAL FINANCING; UNCERTAINTIES RELATED TO CLINICAL TRIALS OF THE COMPANY'S PROPOSED PRODUCTS; THE COMPANY'S DEPENDENCE ON THIRD PARTIES FOR COMMERCIALIZATION; NO ASSURANCE OF LICENSE ARRANGEMENTS; THE LACK OF SUCCESS OF THE COMPANY'S PRIOR DEVELOPMENT EFFORTS; UNCERTAINTIES RELATING TO GOVERNMENT REGULATION AND REGULATORY APPROVALS; THE COMPANY'S DEPENDENCE ON THIRD PARTIES FOR THE FDA APPLICATION PROCESS; THE COMPANY'S LACK OF EXPERIENCED MARKETING PERSONNEL AND DEPENDENCE ON THIRD PARTIES FOR MARKETING AND DISTRIBUTION; THE COMPANY'S DEPENDENCE ON THIRD PARTIES FOR MANUFACTURING; THE COMPANY'S RELIANCE ON KEY EMPLOYEES, THE LIMITED PERSONNEL OF THE COMPANY AND ITS DEPENDENCE ON ACCESS TO SCIENTIFIC TALENT; UNCERTAINTIES RELATING TO COMPETITION, PATENTS AND PROPRIETARY TECHNOLOGY; UNCERTAINTIES RELATING TO RISKS OF PRODUCT LIABILITY CLAIMS, LACK OF PRODUCT LIABILITY INSURANCE, AND EXPENSE AND DIFFICULTY OF OBTAINING ADEQUATE INSURANCE COVERAGE; UNCERTAINTY OF PHARMACEUTICAL PRICING AND RELATED MATTERS; AND OTHER FACTORS. ADDITIONAL INFORMATION ON THESE AND OTHER FACTORS WHICH COULD AFFECT THE COMPANY'S ACTUAL RESULTS AND EXPERIENCE ARE INCLUDED IN THE COMPANY'S ANNUAL REPORT ON FORM 10-K, AS AMENDED, FOR THE YEAR ENDED DECEMBER 31, 1996 AND, IN PARTICULAR, THE SECTION ENTITLED "RISK FACTORS".


                           PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  The following exhibits are filed herewith:

              3.(a)  Certificate of Incorporation as amended

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


                                                    MACROCHEM CORPORATION
                                                    ---------------------
                                                    (Registrant)



November 14, 1997                                   /S/ ALVIN J. KARLOFF
                                                    --------------------
                                                    Alvin J. Karloff
                                                    Chief Executive Officer and
                                                    Principal Financial Officer