Form 10-K
period 1997-12-31
MACROCHEM CORP
filed 1998-03-25
CIK 743884

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             -----------------------
                                    FORM 10-K
(Mark One)
  [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934
                   For the Fiscal Year Ended December 31, 1997

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

                               110 HARTWELL AVENUE
                       LEXINGTON, MASSACHUSETTS 02173-3134
                    (Address of principal executive offices)
                                 (781) 862-4003
                               (Telephone number)

        Securities registered pursuant to Section 12(b) of the Act: None

        Securities registered pursuant to Section 12(g) of the Act:

                          COMMON STOCK, $.01 PAR VALUE
                                (Title of Class)

                                CLASS A WARRANTS
                                (Title of Class)

                                CLASS AA WARRANTS
                                (Title of Class)

                                CLASS X WARRANTS
                                (Title of Class)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No____

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the shares of Common Stock held by non-affiliates, based upon the closing price for such stock on February 27, 1998 was approximately $255,240,000. As of February 27, 1998, 22,194,865 shares of common stock, $.01 par value, were outstanding.

                       Documents Incorporated By Reference

     Portions of the registrant's definitive Proxy Statement (the "Proxy Statement") for its 1998 Annual Meeting of Stockholders presently intended to be filed with the Securities and Exchange Commission by April 30, 1998, are incorporated by reference into Part III of this Form 10-K.

     Part III identifies the pages, paragraphs or captions of the Proxy Statement which contain information that is incorporated by reference.

PART I

ITEM 1.  BUSINESS.

     THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. THE COMPANY'S ACTUAL RESULTS MAY DIFFER SIGNIFICANTLY FROM THE RESULTS DISCUSSED IN THE FORWARD-LOOKING STATEMENTS. FACTORS THAT MIGHT CAUSE SUCH A DIFFERENCE INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED OR REFERRED TO IN "RISK FACTORS".

     MacroChem's primary business is the development of pharmaceutical products for commercialization by applying SEPA(R) (Soft Enhancer of Percutaneous Absorption), its patented topical drug delivery technology. SEPA compounds, when properly combined with drugs, provide pharmaceutical formulations (creams, gels, solutions, etc.) that enhance the transdermal delivery of drugs into the skin or into the bloodstream. SEPA formulations combined with the Company's polymers and adhesives can also be used with patch formats to achieve the transdermal delivery of selected drugs. The Company believes that SEPA compounds enhance the diffusion of drugs into and through the skin by making the outer layer of the skin (stratum corneum) more permeable to the drug molecule. Transdermal delivery provides an alternative to other methods of drug administration (injection, oral dosage forms, inhalation, etc.), and may allow selected drugs to be administered more effectively, at lower doses, with fewer adverse events and improved patient compliance.

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

     The Company has also developed a series of new low molecular weight polymers, termed MacroDermTM, for cosmetic use and the topical delivery of pharmaceuticals. The Company has developed, tested and evaluated prototypes of MacroDerms and is determining the full market opportunities for this technology.

     The Company does not maintain general product liability insurance, since the Company does not market drug products. The Company recently commenced clinical studies and obtained specific liability insurance relating to such studies. As of December 31, 1997, no asserted liability claims existed against the Company. However, in the future, incidents could give rise to claims which could exceed the Company's insurance coverage and resources.

BUSINESS AGREEMENTS

     On January 22, 1997 the Company signed a license and supply agreement with Cytopharm, Inc., a California corporation. Cytopharm invented and is the owner of certain patent rights covering a photo-activated compound for the treatment of certain dermatological diseases. The Company will make available its enhancer for use by Cytopharm and its licensee in the agreed to photo-activated formulation. Cytopharm agrees to pay or cause its licensee to pay royalties to the Company on all license fees, milestone payments, advance royalty payments, other lump-sum payments and running royalty payments with respect to license and sale of such formulation for a period equal to the longer of the life of the Company's patent or ten years from the commencement of commercial marketing of the formulation in each country where the formulation is marketed. In addition, Cytopharm must pay a minimum royalty of $100,000 per year beginning January 22, 2002, subject to U.S. regulatory approval of the formulation.

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

RESEARCH AND DEVELOPMENT

     The Company conducts its research and development activities through its own staff and facilities, as well as through collaborative arrangements with universities, contract research organizations and independent consultants. As of March 1, 1998, the Company had 20 full-time employees, 11 of whom are devoted to research and development and regulatory affairs. In addition, two Company officers devote approximately 75% of their time to research and development. Research and developmental expenditures aggregated $2,084,800, $1,736,600 and $1,238,100 during the years ended December 31, 1997, 1996 and 1995, respectively. The Company is also dependent upon third parties to conduct clinical studies, obtain U.S. Food and Drug Administration ("FDA") and other regulatory approvals and manufacture and market a finished product.

     The Company anticipates incurring significant development expenditures in the future as it continues its efforts to develop its present compounds and new drug formulations and as it begins to research other technologies and to expand its toxicological and clinical studies of certain drugs. The Company conducts stability studies, tests its unique formulations and designs manufacturing processes for its SEPA compounds and adhesive and polymer technologies at its facility and other facilities. The Company has cGMP (current Good Manufacturing Practices) facilities for the manufacture of dosage forms for clinical evaluations.

PRODUCTS AND TECHNOLOGIES

BACKGROUND

     To be effective, drugs must reach an intended site in the body, at an effective concentration, and for an appropriate length of time. Traditional methods of drug administration, such as oral ingestion, intramuscular and intravenous injections and inhalation, are effective for a wide variety of drugs. However, depending upon the given drug, each method may have disadvantages. For example, in oral administration, a drug must pass through the gastrointestinal system to be absorbed and may be metabolized or broken down in the stomach, intestines or liver, resulting in the therapeutic availability of a lower amount of effective drug. As a result, higher dosages of the drug must be used to produce the desired effect, which may cause irritation of the gastrointestinal tract and systemic toxicity.

     In addition, the rate at which an orally administered drug is absorbed may vary depending on several factors, including the drug's chemical properties, the length of time the drug remains in the gastrointestinal tract and the patient's meal patterns. Although the pharmaceutical industry has investigated a variety of alternative approaches for dealing with drug adverse events and loss of efficacy following oral dosing, through enteric coating of tablets, formulating with various waxes and cellulosic materials, microencapsulation and compressing tablets in various layers, the desired effects of these approaches are not always reproducible from patient to patient or effective in modifying metabolic effects produced in the liver.

TOPICAL DRUG DELIVERY

     Topical drug delivery is the process of delivering drugs into the skin (dermal delivery) so that they can be effective in the treatment of dermatological conditions and diseases, or through the skin (transdermal delivery) and into the bloodstream for the treatment of systemic diseases.

     The skin is made up of three layers: the outer layer, the stratum corneum; the middle layer or viable epidermis; and the inner layer, the dermis. The stratum corneum, which serves as the skin's primary barrier to the external environment, consists of closely packed dead cells and fatty (lipid) material. The epidermis is composed of several layers of active cells and the dermis consists, in part, of tissue containing hair follicles, nerve endings and blood capillaries. Within the stratum corneum, lipid layers bind the dead cells together to form a protective barrier. Research conducted by MacroChem shows that SEPA compounds affect drug delivery by acting, in part, upon the stratum corneum to disrupt the alignment of the lipid molecules within the lipid layers. This disruption increases the porosity of the lipid-cell layers, allowing drugs to diffuse through the stratum corneum through the more porous epidermis to the dermis, where they enter the blood stream through the capillaries. The rate and amount of drug absorbed can be controlled by varying the formulation used.

THE COMPANY'S DRUG-DELIVERY SYSTEMS AND OTHER PROPOSED PRODUCTS

SEPA COMPOUNDS

     The delivery of a drug through the skin depends on the drug's physical and chemical characteristics (molecular size and shape, the drug's solubility in lipids and water, its melting point and whether it is lipophilic or hydrophilic).

     Since some drugs move through the skin too rapidly, the transdermal system must retard the rate of drug absorption to ensure optimal efficacy with minimum toxicity. Since other drugs move through the skin with difficulty, the transdermal system must be formulated to increase a drug's rate of absorption through the skin. Common methods of transdermal delivery use common chemicals such as ethanol or fatty compounds to enhance penetration.

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

     The Company has its own facility for the IN VITRO testing of drug formulations containing SEPA, and therefore is less dependent on outside laboratories for this type of testing. The Company is conducting IN VITRO studies to evaluate the transdermal enhancing effect of SEPA in combination with a variety of drugs with differing physical and chemical characteristics, representing a broad spectrum of potential drug products. Although the Company's research and development efforts with SEPA are at an advanced stage, the Company must still conduct substantial additional studies to demonstrate the efficacy and safety of any SEPA-drug formulation. The Company has found that specific drugs administered transdermally with SEPA demonstrated increased transdermal absorption. Some of the drug formulations tested by the Company with SEPA contain compounds generally recognized as unlikely or difficult candidates for transdermal delivery because of their physical and chemical properties and molecular size. As these drug formulations are further developed, the Company plans to conduct additional studies to investigate the efficacy and safety of some of these formulations.

     Although IN VIVO testing has been conducted on SEPA compounds, more studies will be needed to demonstrate the safety and efficacy of SEPA in formulations with specific drugs. The Company is currently conducting clinical trials with a topical SEPA formulation of alprostadil for the treatment of erectile dysfunction.


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

MACRODERM(TM) DRUG DELIVERY SYSTEM

     The Company has developed a series of new low molecular weight polymers, termed MacroDerm, for use in cosmetics and in the superficial dermal delivery of pharmaceuticals. Potential applications include their use with sunscreens, moisturizers, and insect repellents. The Company has synthesized, tested and evaluated prototypes of MacroDerms and is determining the full market opportunities for this technology.

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

     The Company expects products approved for sale, if any, to compete primarily on the basis of product efficacy, safety, patient compliance, reliability, price and patent position. Generally, the first pharmaceutical product to reach the market in a therapeutic or preventive area is often at a significant advantage relative to later entrants to the market. The Company's competitive position will also depend on its ability to attract and retain qualified scientific and other personnel, develop effective proprietary products, implement production and marketing plans, obtain patent protection and secure adequate capital resources.

EMPLOYEES

     As of March 1, 1998, the Company had 20 full time employees, 11 of whom are devoted to research and development and regulatory affairs. In addition, two Company officers devote approximately 75% of their time to research and development.

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

     Non-compliance with applicable requirements can result in fines and other judicially imposed sanctions including recalls and criminal prosecutions based on products, promotional practices, or manufacturing practices that violate statutory requirements. In addition, administrative remedies can involve voluntary recalls or cessation of sale of products, administrative detention, public notice, voluntary changes in labeling, manufacturing or promotional practices, as well as refusal of the government to approve New Drug Applications
(NDAs). The FDA also has the authority to withdraw approval of drugs in accordance with statutory procedures.

     The FDA approval procedure involves completion of certain pre-clinical and manufacturing/stability studies and the submission of the results of these studies to the FDA in an Investigational New Drug (IND) exemption in support of performing clinical trials. IND allowance is then followed by performance of human clinical trials, and additional pre-clinical and manufacturing quality control studies, supporting safety, efficacy and manufacturing quality control. The safety, chemistry, manufacturing and stability and clinical studies developed under the IND are compiled into an NDA or Abbreviated New Drug Application (ANDA) and submitted to FDA for approval to market.

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

     In addition, packaging and labeling of most of the Company's proposed products are subject to FDA regulation. The Company must get FDA approval for all labeling and packaging prior to marketing of a regulated product.

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

PATENTS AND LICENSE RIGHTS

     During 1997, the Company filed five U.S. patent applications, four foreign patent applications and one International PCT application. All of the foreign applications and two of the U.S. applications relate to the Company's MacroDerm polymers. Other applications filed in 1997 relate to the use of SEPA enhancers in the following: compositions and methods for treating penile erectile dysfunction; non-steroidal anti-inflammatory drug formulations for topical application to the skin; and hormone replacement therapy (HRT) drug formulations for topical application to the skin.

     Allowable subject matter was indicated by the U.S. Patent and Trademark Office for the Company's 1996 patent application for cationic MacroDerm polymers. The Company expects that the application will be allowed and that the patent will issue during 1998.

     In 1997, two U.S. patents issued: U.S. 5,620,980 - Method for treating hair loss by the application of minoxidil and SEPA enhancers (once a day treatment for baldness); and U.S. 5,631,336 - Chain-terminated N-vinyl lactam polymers and graft-copolymers and methods for making same.

     The Company's pending European application relating to the use of iontophoretic current in combination with SEPA enhancers was allowed in October, 1997 and will be registered in nine European countries.

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

HISTORY OF OPERATING LOSSES; NEED FOR CONTINUED WORKING CAPITAL

     The Company has been engaged primarily in research and development since its inception in 1981 and has derived limited revenues from the commercial sale of its products and licensing of certain technology. The Company has had no revenues relating to the sale of any products currently under development. The Company has incurred net losses every year since its inception and the Company anticipates that losses may continue for the foreseeable future. See "Financial Statements and Supplementary Data." At December 31, 1997, the Company's accumulated deficit was approximately $21.7 million. The Company's ability to continue operations after its current capital resources are exhausted depends on its ability to obtain additional financing and achieve profitable operations, as to which no assurance can be given. However, the Company believes that its financial resources are sufficient to meet planned operating activities for at least the next 12 months.

     The Company continues to pursue the commercialization of its SEPA technology through discussion and presentation of its technology to potential licensees. No assurance can be given that these discussions will lead to any licenses or that any license fees will be received by the Company in the current fiscal year. For the foreseeable future, and until marketing approvals are obtained, and/or license agreements are entered into, if ever, the Company anticipates limited licensing revenue and no royalties from sales of products using SEPA for pharmaceutical purposes.

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

NEED FOR SIGNIFICANT PRODUCT DEVELOPMENT EFFORTS AND ADDITIONAL FINANCING

     Before the Company or any of its licensees may market any products based upon the Company's technology, significant additional development efforts and substantial preclinical and clinical testing will be necessary. Unless substantial additional financing is obtained, the Company may not have sufficient working capital to complete clinical studies on any proposed products. No assurance can be given that the Company will be able to secure such financing on favorable terms, if at all.

UNCERTAINTIES RELATED TO CLINICAL TRIALS

     Before obtaining regulatory approval for the commercial sale of any of its pharmaceutical products under development, the Company must demonstrate that the product is safe and efficacious for use in each proposed indication. The results of preclinical studies and early clinical trials may not be predictive of results that will be obtained in large-scale testing, and there can be no assurance that clinical trials of the Company's products will demonstrate the safety and efficacy of its products or will result in marketable products. A number of companies in the pharmaceutical industry have suffered significant setbacks in advanced clinical trials, even after promising results in earlier trials. If the Company were unable to demonstrate the safety and efficacy of certain of its products, the Company might be adversely affected.

DEPENDENCE ON THIRD PARTIES FOR DEVELOPMENT; NO ASSURANCE OF LICENSE
ARRANGEMENTS

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

PRIOR DEVELOPMENT EFFORTS HAVE NOT GENERATED SUSTAINED REVENUES OR ANY PROFITS

     Since its inception in 1981, the Company has engaged in research and development activities with respect to a variety of technologies and products, including polymers for medical and industrial use, dental adhesives, osteoporotic drugs and transdermal drug-delivery products. Although the Company has generated differing levels of revenue over the last several years, none of the Company's products or technologies has ever generated sustained revenues and the Company has never had profitable operations. The Company has expended a substantial amount of its resources in researching and developing technology relating to these products as well as in connection with the research and development of its transdermal delivery systems. No assurance can be given that the Company's development activities with respect to its transdermal delivery systems will be successful or that these efforts will not be eventually abandoned.

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

RELIANCE ON KEY EMPLOYEES; LIMITED PERSONNEL; ABILITY TO ATTRACT AND RETAIN QUALIFIED SCIENTISTS

     The success of the Company is dependent on the efforts and abilities of Dr. Carlos M. Samour, its hairman of the Board of Directors and Scientific Director, Alvin J. Karloff, its Chief Executive Officer and President and Dr. Stephen J. Riggi, its Chief Operating Officer. Dr. Samour, Mr. Karloff and Dr. Riggi are employed by the Company under employment agreements that are of indefinite length and include non-disclosure and non-competition provisions. The loss of Dr. Samour, Mr. Karloff or Dr. Riggi could have a material adverse effect on the Company's business.

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

RISKS OF PRODUCT LIABILITY CLAIMS; LACK OF PRODUCT LIABILITY INSURANCE; EXPENSE AND DIFFICULTY OF OBTAINING ADEQUATE INSURANCE COVERAGE

     The design, development, manufacture and sale of the Company's products involve an inherent risk of liability claims and associated adverse publicity. The Company currently has liability insurance to cover claims that may result from clinical trials, but does not maintain product liability insurance and may need to acquire such insurance coverage prior to the commercial introduction of its products. No assurance can be given that the coverage limits of the Company's insurance policies will be adequate. Such insurance is expensive, is difficult to obtain and may not be available in the future on acceptable terms or at all. A successful claim brought against the Company if it is uninsured, or which is in excess of the Company's insurance coverage, if any, could have a material adverse effect upon the Company and its financial condition.

UNCERTAINTY OF PHARMACEUTICAL PRICING AND RELATED MATTERS

     The future revenues and profitability of, and availability of capital for biomedical and pharmaceutical companies may be affected by the continuing efforts of governmental and third-party payors to contain or reduce the costs of health care through various means. For example, in certain foreign markets pricing or profitability of prescription pharmaceuticals is subject to government control and to reform in the health care system. In the United States, there have been, and the Company expects there will continue to be, a number of federal and state proposals to implement similar government control. While the Company cannot predict whether any such legislative or regulatory proposals will be adopted, the announcement or adoption of such proposals could have a material adverse effect on the Company's prospects. If the Company or one of its partners succeeds in bringing one or more of its products, based upon the Company's technology, to market, there can be no assurance that these products will be cost effective and that reimbursement to the consumer will be available or will be sufficient to allow the Company or its partners to sell such products on a profitable basis.

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

ITEM 3.   LEGAL PROCEEDINGS.

     None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of security holders during the three months ended December 31, 1997, through the solicitation of proxies or otherwise.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

MARKET PRICE OF SECURITIES AND RELATED MATTERS

     The Company's Common Stock is traded on NASDAQ under the symbol "MCHM." The following chart sets forth the range of high and low bid prices for the Common Stock, Class A Warrants, Class AA Warrants and Class X Warrants for the periods indicated as obtained from NASDAQ and the NASD Electronic Bulletin Board:

                          COMMON STOCK       CLASS A WARRANTS    CLASS AA WARRANT    CLASS X WARRANTS
                              MCHM                 MCHML              MCHMM                MCHMN
YEAR ENDED              HIGH       LOW         HIGH     LOW       HIGH      LOW       HIGH      LOW
DECEMBER 31, 1996
First Quarter         $7 11/16   $3  3/4      $4 1/2   $2        $3  1/2   $1        $5      $3 1/2
Second Quarter         6  3/4     4  7/8       4 1/4    2 5/8     3  1/4    1  3/4    4 1/2   3 1/2
Third Quarter          5  3/4     3 11/16      3 5/8    1 3/4     2  3/4    1  1/4    3 1/2   3 1/4
Fourth Quarter         6  5/8     3  1/2       3 1/2    1 5/8     2  1/4    1  1/8    4 3/4   3 1/2

DECEMBER 31, 1997
First Quarter          7  3/4     4 15/16      4 3/4    2         3  1/2    1  1/4    5 1/2   3 1/2
Second Quarter         7  7/16    4  1/4       4 1/4    1 1/2     3           15/16   5 1/2   3
Third Quarter          9  1/2     4  3/4       6 5/8    2         5         1  1/8    4 1/4   3 1/4
Fourth Quarter        14  3/4     6  3/16     11 3/8    3 1/4    10  3/8    1  5/8     ---     ---

     The above quotations represent prices between dealers and do not include retail markups, markdowns or commissions and may not necessarily reflect actual transactions. As of December 31, 1997, there were 390 record holders of the Company's Common Stock. The Class A and Class AA Warrants expired on December 15, 1997 and the Class X Warrants expired on September 2, 1997.

     The Company has never paid dividends on its Common Stock and its Board of Directors does not contemplate declaring any dividends in the foreseeable future. The Company presently intends to retain earnings, if any, to finance research, development, and expansion of its business.

RECENT SALES OF UNREGISTERED SECURITIES

     During 1997, the Company issued the following securities which were not registered under the Securities Act of 1933 at the time the securities were issued:

        - On June 5, 1997, 16,000 shares of the Company's Common Stock were issued to its investment banker in consideration of services to the Company.

        - On August 15, 1997, 25,000 shares of the Company's Common Stock were issued to a consultant in consideration of services to the Company.

     The transactions described above were effected in reliance upon the exemption from the registration requirements of the Securities Act of 1933 provided by section 4(2) thereof on the basis that such transactions did not involve any public offering.

ITEM 6.    SELECTED FINANCIAL DATA.

                                   TRANSITION
                                   PERIOD FROM
                                   APRIL 1 TO
                                   DECEMBER 31,                       YEARS ENDED DECEMBER 31,
-----------------------------------------------    ------------------------------------------------------------

                                      1993             1994            1995           1996           1997
                                      ----             ----            ----           -----          ----

STATEMENTS OF
OPERATIONS DATA:

Total revenue                    $   123,819     $     44,710     $     17,493   $    129,786    $  120,350
Net loss                          (1,465,454)      (1,969,442)      (2,465,837)    (3,139,796)   (3,569,113)
Basic and diluted net
   loss per share                      (0.13)           (0.17)           (0.20)         (0.21)        (0.21)
Shares used to compute
   basic and diluted net
   loss per share                 10,874,172       11,558,105       12,331,560     15,239,080    16,638,401

BALANCE SHEET DATA:

Working capital                  $ 5,321,837      $ 3,615,608      $ 4,532,623    $ 7,127,252   $24,756,904
Current assets                     5,633,155        3,955,357        4,962,562     7,495,715     25,069,804
Total assets                       5,956,850        4,437,600        5,462,625     8,063,750     25,623,836
Current liabilities                  311,318          339,749          429,939       368,463        312,900
Capitalized lease obligations            -0-           59,715           91,861        57,038         18,408
Total liabilities                    324,188          387,792          486,198        386,871       312,900
Stockholders' equity               5,632,662        4,049,808        4,976,427      7,676,879    25,310,936

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following discussion of the financial condition and results of operations for the Company should be read in conjunction with the accompanying financial statements and related footnotes.

GENERAL

     MacroChem's primary business is the development of pharmaceutical products for commercialization by applying SEPA(R) (Soft Enhancer of Percutaneous Absorption), its patented drug delivery technology. SEPA compounds, when properly combined with drugs, provide pharmaceutical formulations (creams, gels, solutions, etc.) that enhance the transdermal delivery of drugs into the skin or into the bloodstream. The Company currently derives no significant revenue from product sales, royalties or license fees. The Company plans to develop specific SEPA formulations for use with proprietary and non-proprietary drugs manufactured by pharmaceutical companies, and to commercialize these products through the formation of partnerships, strategic alliances and license agreements with those companies. In order to attract strategic partners the Company is conducting limited clinical testing of certain SEPA-enhanced pharmaceuticals.

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

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1997 COMPARED TO THE YEAR ENDED DECEMBER 31, 1996

     For the year ended December 31, 1997, the Company's net loss was approximately $3,569,100 as compared to a loss of $3,139,800 for the previous year, a 14% increase. For 1997 and 1996, the Company realized operating revenues of approximately $120,400 and $129,800, respectively, which were primarily from the completion of feasibility studies.

     Marketing, general and administrative expenses for 1997 aggregated approximately $1,992,200, an increase of $99,600, or 5%, from 1996's total of $1,892,600, reflecting increased securities registration expenses offset in part by a reduction in general consulting expenses. The Company expects that marketing, general and administrative expenses will increase in 1998 resulting from increased patent costs and routine compensation adjustments.

     Research and development costs increased approximately $348,200 from $1,736,600 in 1996 to $2,084,800 in 1997, a 20% increase. This increase reflects the Company's continued acceleration of clinical testing of its products and increased internal research and development efforts. The Company expects that research and development costs will continue to increase substantially in 1998, reflecting increased clinical testing efforts.

     Other income increased from a net amount of $371,600 in 1996 to $417,500 in 1997. This increase reflects the increased cash which resulted primarily from the exercise of Class A and Class AA warrants. With the exception of outstanding stock options, at December 31, 1997 the Company does not have any outstanding equity instruments which may provide a source of funds in the future.

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

     Marketing, general and administrative expenses for 1996 aggregated approximately $1,892,600, an increase of $480,100, or 34%, from 1995's total of $1,412,500. The increase was due primarily to the adoption in 1996 of Statement of Financial Accounting Standards No. 123 "Accounting for Stock Based Compensation (SFAS 123)". Adoption of SFAS 123 increased expenses approximately $491,200, of which approximately $433,100 was attributable to the grant of a warrant to an investment banker for services to the Company.

     Research and development costs increased by approximately $498,500 from $1,238,100 in 1995 to $1,736,600 for 1996, representing a 40% increase. The
Company has continued its emphasis on research and development of expanded uses of the Company's proprietary products. 1996 costs increased due to the hiring of a director of research and development and to increased clinical study costs and internal research and development efforts. The adoption of SFAS 123 increased expenses approximately $35,300.

     Other income increased from a net amount of $203,300 in 1995 to $371,600 in 1996. This increase reflected greater cash on hand. Interest expense was approximately $12,000 in 1996, a reduction of $30,600 from 1995, reflecting the lower capital lease debt outstanding.

LIQUIDITY AND CAPITAL RESOURCES

     Since inception, the primary source of funding for the Company's operations has been the private and public sale of its securities, and to a lesser extent, the licensing of its proprietary technology and products, government grants and the limited sales of products and test materials. During 1997, the Company received aggregate net proceeds of approximately $20.8 million from the exercise of stock options, stock warrants, and unit purchase options, compared to approximately $5.3 million in 1996. At December 31, 1997 working capital was approximately $24.8 million, compared to $7.1 million at December 31, 1996. The increase in the Company's working capital, from the receipt of the net proceeds from the issuance of its securities, was somewhat offset by the net cash used by operating activities for the year ended December 31, 1997. Until such time as the Company obtains agreements with third-party licensees or partners to provide funding for the Company's anticipated business activities or the Company is able to obtain funds through the private or public sale of its securities, the Company's working capital will be utilized to fund its operating activities.

     Capital expenditures and additional patent development costs for the year ended December 31, 1997 were approximately $112,000. The Company anticipates capital expenditures of approximately $420,000 during the fiscal year ending December 31,1998.

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

YEAR 2000 REMEDIATION

     The Company believes that it will be able to manage the year 2000 computer transition without a material effect on its business, operations or financial condition.

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

The information required under this Item 8 is set forth on pages 22 through 36 of this report.

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of MacroChem Corporation:

We have audited the accompanying balance sheets of MacroChem Corporation as of December 31, 1997 and 1996, and the related statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of MacroChem Corporation at December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.



/s/Deloitte & Touche LLP
------------------------
DELOITTE & TOUCHE LLP
Boston, Massachusetts
March 5, 1998

                                                  MACROCHEM CORPORATION
                                                     BALANCE SHEETS
                                                       DECEMBER 31,

ASSETS                            1997        1996       LIABILITIES AND STOCKHOLDERS' EQUITY                1997         1996
------                            ----        ----       -------------------------------------               ----         ----

CURRENT ASSETS:                                          CURRENT LIABILITIES:
  Cash and cash equivalents   $24,952,121  $7,329,881      Current portion of capitalized lease
  Marketable securities               ---      21,824        obligations                                 $    18,408   $    38,630
  Accounts receivable                 ---      43,977      Accounts payable and accrued expenses             204,352       241,338
  Prepaid expenses and other                               Deferred compensation and related
    current assets                117,683     100,033        accrued interest                                 90,140        87,481
                               ----------   ---------      Deferred rent                                         ---         1,014
                                                                                                          ----------    ----------


                                                                    TOTAL CURRENT LIABILITIES                312,900       368,463

       TOTAL CURRENT ASSETS    25,069,804   7,495,715    CAPITALIZED LEASE OBLIGATIONS, Net of
                               ----------   ---------      current portion                                       ---        18,408
                                                                                                          ----------    ----------
PROPERTY AND EQUIPMENT (NET)      281,216     345,343
                               ----------   ---------
                                                         TOTAL LIABILITIES                                   312,900       386,871
                                                                                                          ----------    ----------
OTHER ASSETS:
   Patents, net                   268,356     218,232
   Deposits                         4,460       4,460    COMMITMENTS & CONTINGENCIES (Note 7)
                               ----------   ---------

       TOTAL OTHER ASSETS         272,816     222,692    STOCKHOLDERS' EQUITY:
                               ----------   ---------      Preferred stock                                       ---           ---
                                                           Common stock, $.01 par value; authorized
                                                             60,000,000 shares; issued and outstanding,
                                                             22,182,865 shares and 15,601,274 shares
                                                             at December 31, 1997 and 1996,
                                                             respectively                                    221,829       156,013
                                                           Additional paid-in capital                     46,923,677    25,839,675
                                                           Unearned compensation                         (   169,322)  (   222,674)
                                                           Accumulated deficit                           (21,665,248)  (18,096,135)
                                                                                                          ----------    ----------

                                                         TOTAL STOCKHOLDERS' EQUITY                       25,310,936     7,676,879
                                                                                                          ----------    ----------

                                                         TOTAL LIABILITIES AND
TOTAL ASSETS                  $25,623,836  $8,063,750      STOCKHOLDERS' EQUITY                         $ 25,623,836  $  8,063,750
                               ==========   =========                                                     ==========   ===========


See notes to financial statements.

                              MACROCHEM CORPORATION
                            STATEMENTS OF OPERATIONS


                                              YEARS ENDED DECEMBER 31,
                                              -----------------------

                                       1997              1996            1995
                                       ----              ----            ----

REVENUES

  Research contracts             $    120,350      $    129,786    $     17,493
                                   ----------        ----------      ----------


OPERATING EXPENSES

  Marketing, general and
   administrative                   1,992,157         1,892,572       1,412,537
  Research and development          2,084,826         1,736,561       1,238,070
  Consulting fees with related
   parties                             30,000            12,000          36,000
                                   ----------        ----------      ----------

     TOTAL OPERATING EXPENSES       4,106,983         3,641,133       2,686,607
                                   ----------        ----------      ----------

     LOSS FROM OPERATIONS         ( 3,986,633)      ( 3,511,347)    ( 2,669,114)
                                   ----------        ----------      ----------

OTHER INCOME (EXPENSE)

  Interest income                     424,742           383,596         246,018
  Interest expense                (     7,222)      (    12,045)    (    42,644)
  Other                                   ---               ---     (        97)
                                   ----------        ----------      ----------

     TOTAL OTHER INCOME               417,520           371,551         203,277
                                   ----------        ----------      ----------

     NET LOSS                    $( 3,569,113)     $( 3,139,796)   $( 2,465,837)
                                   ==========        ==========      ==========

BASIC AND DILUTED NET
 LOSS PER SHARE                  $(       .21)     $(       .21)   $(       .20)
                                   ==========        ==========      ==========

SHARES USED TO COMPUTE BASIC
 AND DILUTED NET LOSS PER SHARE    16,638,401        15,239,080      12,331,560
                                   ==========        ==========      ==========



See notes to financial statements.

                                                                     MACROCHEM CORPORATION
                                                             STATEMENTS OF STOCKHOLDERS' EQUITY

                                             COMMON STOCK
                                         ---------------------       ADDITIONAL
                                         NUMBER OF       PAR          PAID-IN     UNEARNED     ACCUMULATED
                                          SHARES        VALUE         CAPITAL   COMPENSATION     DEFICIT           TOTAL
-----------------------------------------------------------------------------------------------------------------------------

   BALANCE, DECEMBER 31, 1994           11,569,643    $115,696     $16,424,614   $     ---   $(12,490,502)    $ 4,049,808

   Issuance of common stock              1,000,000      10,000       2,740,000         ---            ---       2,750,000
   Stock based compensation                  4,145          42          16,270         ---            ---          16,312
   Exercise of common stock warrants        51,700         517          90,358         ---            ---          90,875
   Exercise of common stock options        203,833       2,038         531,231         ---            ---         533,269
   Exercise of unit purchase options       300,000       3,000         522,000         ---            ---         525,000
   Costs associated with issuance of
      common stock and warrants                ---         ---     (   523,000         ---            ---     (   523,000)
   Net loss                                    ---         ---             ---         ---    ( 2,465,837)    ( 2,465,837)
                                        ----------     -------       ---------     -------     ----------      ----------

   BALANCE, DECEMBER 31, 1995           13,129,321     131,293      19,801,473         ---    (14,956,339)      4,976,427

   Exercise of common stock warrants       726,667       7,267       2,227,984         ---            ---       2,235,251
   Exercise of common stock options        251,861       2,519         442,887         ---            ---         445,406
   Exercise of unit purchase options     1,492,500      14,925       2,596,950         ---            ---       2,611,875
   Stock based compensation                    925           9         770,381    (222,674)           ---         547,716
   Net loss                                    ---         ---             ---         ---    ( 3,139,796)    ( 3,139,796)
                                        ----------     -------      ----------     -------     ----------      ----------

   BALANCE, DECEMBER 31, 1996           15,601,274     156,013      25,839,675    (222,674)   (18,096,135)      7,676,879

   Exercise of common stock warrants     4,491,590      44,916      16,938,240         ---            ---      16,983,156
   Exercise of common stock options        291,501       2,915         692,087         ---            ---         695,002
   Exercise of unit purchase options     1,757,500      17,575       3,058,050         ---            ---       3,075,625
   Stock based compensation                 41,000         410         395,625      53,352            ---         449,387
   Net loss                                    ---         ---             ---         ---    ( 3,569,113)    ( 3,569,113)
                                        ----------     -------      ----------     -------     ----------      ----------

   BALANCE, DECEMBER 31, 1997           22,182,865    $221,829     $46,923,677   $(169,322)  $(21,665,248)    $25,310,936
                                        ==========     =======      ==========     =======     ==========      ==========

See notes to financial statements.

                              MACROCHEM CORPORATION
                            STATEMENTS OF CASH FLOWS

                                                             YEARS ENDED DECEMBER 31,
                                                             ------------------------
                                                       1997            1996           1995
                                                       ----            ----           ----

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                       $( 3,569,113)    $(3,139,796)   $(2,465,837)
                                                    ----------       ---------      ---------

  Adjustments to reconcile net loss to net
   cash used by operating activities:
     Depreciation and amortization                     123,888         116,967         79,475
     (Gain) loss on disposal of equipment                1,800             ---     (    3,925)
     Abandoned patent costs                                ---             ---         22,592
     Stock-based compensation                          448,977         547,716         16,312
     Amortization of discounts on
       marketable securities                               ---      (   70,845)    (  152,316)
     Increase (decrease) in cash from:
     Accounts receivable                                43,977      (   43,977)           ---
     Prepaid expenses and other current assets     (    17,650)         12,258     (   21,767)
     Accounts payable and accrued expenses         (    36,986)     (   11,396)       126,773
     Deferred compensation and related accrued
       interest                                          2,659      (   47,180)    (   54,585)
     Deferred rent                                 (     1,014)     (    5,928)    (    5,928)
     Deposits                                              ---             ---     (      150)
                                                    ----------       ---------      ---------

         Total adjustments                             565,651         497,615          6,481
                                                    ----------       ---------      ---------

         Net cash used by operating activities     ( 3,003,462)     (2,642,181)    (2,459,356)
                                                    ----------       ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of equipment                          100             ---          4,800
  Purchases of marketable securities                       ---      (5,743,755)    (3,516,801)
  Purchase of certificates of deposit                      ---      (  734,732)    (  287,000)
  Proceeds from maturities of
    marketable securities                               21,824       6,771,000      5,977,000
  Proceeds from maturities of certificates
    of deposit                                             ---       1,015,000            ---
  Expenditures for property and equipment          (    48,991)     (  136,306)    (   54,916)
  Additions to patents                             (    62,794)     (   48,633)    (   16,558)
                                                    ----------       ---------      ----------

         Net cash provided (used) by
           investing activities                    (    89,861)      1,122,574      2,106,525
                                                    ----------       ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments on capital lease              (    38,630)     (   34,823)    (   16,992)
  Proceeds from issuance of common stock                   410             ---      2,750,000
  Proceeds from exercise of common stock options       695,002         445,406        533,269
  Proceeds from exercise of common stock warrants   16,983,156       2,235,251         90,875
  Proceeds from exercise of unit purchase options    3,075,625       2,611,875        525,000
  Costs associated with the registration and
    issuance of common stock and warrants                  ---             ---     (  523,000)
                                                    ----------       ---------      ---------

         Net cash provided by financing
           activities                               20,715,563       5,257,709      3,359,152
                                                    ----------       ---------      ---------

                                                                     (Continued)

                              MACROCHEM CORPORATION
                      STATEMENTS OF CASH FLOWS (CONTINUED)



                                           YEARS ENDED DECEMBER 31,
                                      -----------------------------------
                                       1997          1996           1995
                                       ----          ----           ----

NET INCREASE IN CASH AND
  CASH EQUIVALENTS                 $17,622,240    $3,738,102     $3,006,321

CASH AND CASH EQUIVALENTS,
  BEGINNING OF YEAR                  7,329,881     3,591,779        585,458
                                    ----------     ---------      ---------

CASH AND CASH EQUIVALENTS,
  END OF YEAR                      $24,952,121    $7,329,881     $3,591,779
                                    ==========     =========      =========



SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

  Cash paid for interest aggregated $4,563, $9,226 and $5,022, respectively, for the years ended December 31, 1997, 1996 and 1995. The Company did not pay any income taxes during those periods.

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

  Equipment acquired pursuant to
    a capital lease obligation     $       ---    $      ---     $   49,138
                                    ==========     =========      =========





See  notes to financial statements.                                  (Concluded)

                              MACROCHEM CORPORATION
                          NOTES TO FINANCIAL STATEMENTS



1.   NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     MacroChem Corporation (the "Company") develops and licenses transdermal drug delivery compounds and systems intended to promote the delivery of drugs from the surface of the skin into the skin or the bloodstream.

     The Company has been engaged primarily in research and development since its inception in 1981 and has derived limited revenues from the commercial sale of its products and licensing of certain technology. The Company has had no revenues relating to the sale of any products currently under development. The Company has incurred net losses every year since its inception and the Company anticipates that losses may continue for the foreseeable future. At December 31, 1997, the Company's accumulated deficit was approximately $21.7 million. The Company's ability to continue operations after its current capital resources are exhausted depends on its ability to obtain additional financing and achieve profitable operations, as to which no assurances can be given. However, the Company believes that its financial resources are sufficient to meet planned operating activities for at least the next twelve months.

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

     CASH EQUIVALENTS - Cash equivalents consist of short-term, highly liquid investments with a maturity of three months or less when purchased.

     PROPERTY AND EQUIPMENT - Property and equipment are stated at cost. Depreciation and amortization are provided on the straight-line method over the estimated useful lives of the related assets which range from five to ten years.

     PATENTS - The Company has filed applications for United States and foreign patents covering aspects of its technology. Costs and expenses incurred in connection with pending patent applications are deferred. Costs related to successful patent applications are amortized over the estimated useful lives of the patents, not exceeding 20 years, using the straight-line method. Accumulated costs related to patents or deferred patent application costs that are considered to have limited future value are charged to expense. Accumulated amortization aggregated approximately $59,600 and $47,000, respectively, at December 31, 1997 and 1996.

1.   NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     (CONTINUED)

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

     NET LOSS PER COMMON SHARE - In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings Per Share", which is effective for financial statements issued for periods ending after December 15, 1997. This statement required the adoption of new calculation methodologies and enhanced disclosures of basic and diluted earnings per share computations. As required, the Company has adopted SFAS No. 128 in the fourth quarter of 1997. The computation of the basic net loss per share in accordance with SFAS No. 128 did not require a restatement of the prior years' net loss per share to conform to SFAS No. 128. Due to the net losses of the Company, diluted earnings per share are not presented as the results would be anti-dilutive. Potential dilutive securities consist of the Company's outstanding stock options, warrants and unit purchase options which aggregate 3,557,504, 10,090,126 and 11,494,509 for the years ended December 31, 1997, 1996 and 1995, respectively.

     ACCOUNTING ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The primary estimates underlying the Company's financial statements include the useful lives of the Company's fixed assets and patents, the valuation allowance established for the Company's deferred tax assets, and the underlying assumptions to apply the pricing model to value stock options under SFAS No. 123. Management bases its estimates on certain assumptions, which it believes are reasonable in the circumstances, and while actual results could differ from those estimates, management does not believe that any change in those assumptions in the near term would have a significant effect on the financial position or the results of operations.

     STOCK-BASED COMPENSATION - SFAS No. 123 addresses the financial accounting and reporting standards for stock or other equity-based compensation arrangements.

     The Company has elected to continue to use the intrinsic value based method to account for employee stock option plans and provide disclosures based on the fair value method in the notes to the financial statements as permitted by SFAS No. 123.

1.   NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     (CONTINUED)

     Stock or other equity based compensation for non-employees must be accounted for under the fair value based method as required by SFAS No.
     123. Under this method, the equity based instrument is valued at either the fair value of the consideration received or from the equity instrument issued on the date of grant. The resulting compensation cost is recognized and charged to operations over the service period, which is usually the vesting period.

     RECLASSIFICATION - Certain 1996 and 1995 amounts have been reclassified to conform with the 1997 presentation.

2.   MARKETABLE SECURITIES

     The Company had no marketable securities at December 31, 1997. However, as of December 31, 1996, marketable securities were classified as "held to maturity securities" and carried at amortized cost. The maturities of marketable securities held at December 31, 1996 were all one year or less.

     The carrying amounts and approximate market value of investment securities are as follows as of December 31:

                                 Amortized Cost   Unrealized Gain   Market Value
                                 --------------   ---------------   ------------
       1996
       ----

       U.S. Treasury Securities   $   21,824              ---        $   21,824
                                   =========         ========         =========

3.   PROPERTY AND EQUIPMENT

     Property and equipment consists of the following as of December 31:

                                             1997               1996
                                             ----               ----

         Laboratory equipment             $589,398           $562,183
         Office equipment                  167,331            158,929
         Leasehold improvements            107,256             96,882
                                           -------            -------
                 Total                     863,985            817,994

         Less: accumulated depreciation
                 and amortization         (582,769)          (472,651)
                                           -------            -------

         Property and equipment, net      $281,216           $345,343
                                           =======            =======

4.   ACCOUNTS PAYABLE AND ACCRUED EXPENSES

     Accounts payable and accrued expenses consists of the following as of December 31:

                                             1997                1996
                                             ----                ----

         Accounts payable                $  17,154           $  58,179
         Payroll taxes                         ---              19,313
         Accrued professional fees         173,814             130,046
         Accrued clinical trial costs       13,384              33,800
                                           -------             -------
                                          $204,352            $241,338
                                           =======             =======

5.   CAPITALIZED LEASE OBLIGATIONS

     Equipment held under capital lease obligations included with owned property on the balance sheet consists of the following as of December 31:

                                              1997                1996
                                              ----                ----

         Laboratory equipment             $ 113,758           $ 113,758
         Less: accumulated amortization   (  62,219)          (  39,468)
                                           --------            --------
                                          $  51,539           $   74,290
                                           ========            ========

     Future minimum lease payments under capital leases are as follows:


         Total payments for 1998                       $ 19,653
         Less: imputed interest (approximately 11%)    (  1,245)
                                                        -------

         Present value of minimum lease payments       $ 18,408
                                                        =======

6.   STOCKHOLDERS' EQUITY

     AUTHORIZED CAPITAL STOCK - Authorized capital stock consists of 60,000,000 shares of $.01 par value common stock of which 22,182,865 shares are issued and 5,284,279 are reserved for issuance upon exercise of common stock warrants and options at December 31, 1997. Authorized and unissued preferred stock totals 6,000,000 shares.

     STOCK ISSUANCES - On May 30, 1995, the Company sold 1,000,000 shares of common stock, par value $.01 per share, to a single investor (the "Investor") in a private placement. The sale price was $2.75 per share. Pursuant to the Common Stock Purchase Agreement between the Company and the Investor, the Investor had the right to designate one person to serve on the Company's Board of Directors. The firm of Janssen-Meyers, L.P. ("J-M") received a brokers fee of $357,500 from the Company for this private placement. Mr. Janssen and Mr. Meyers are principals of J-M and own approximately 7.5% and 4.9%, respectively, of the Company's voting securities.

     In January 1993, the Company completed a private placement offering whereby 142 units (the "Units"), each consisting of 30,000 shares of common stock, 10,000 Class A common stock warrants and 10,000 Class AA common stock warrants, were sold, or issued in exchange for certain notes payable, for $52,500 per Unit.

     Additionally, options were issued to affiliates of the placement agent of the offering which were exercisable for 118 and one-third of these Units at a price of $52,500 per Unit. During 1995, options to purchase 10 Units were exercised by an affiliate of the placement agent, and 49 and three-quarters options to purchase Units were exercised during 1996. All the remaining Units were exercised prior to the expiration date in December 1997.

     WARRANTS - As part of the January 1993 private placement, the Company issued 1,420,000 Class A and 1,420,000 Class AA common stock warrants. Each Class A and Class AA warrant was exercisable for one share of common stock at a price per share, subject to adjustment, of $3.00 and $4.50, respectively. In December 1997, the remaining Class A and Class AA common stock warrants which had not been exercised, expired.

     In connection with the issuance of $300,000 of subordinated notes payable in August 1992 (certain of the notes were issued to affiliates of the placement agent), of which $155,000 was repaid in January 1993 and $145,000 was converted to Units in the January 1993 offering described above, the Company issued warrants to purchase 300,000 shares of common stock at an initial exercise price of $1.75 per share. The remaining unexercised warrants expired in September 1997.

     In July 1995, the Company issued 240,000 four-year warrants to J-M to permit the holder to acquire 80,000 shares of the Company's common stock at exercise prices of $3.00, $4.00, and $5.00. Exercise of these warrants was permitted only if the Company and J-M entered into a new consulting agreement on or before April 1, 1996. The warrants expired April 1, 1996.

     In June 1996, in connection with services performed for the Company, J-M received a warrant, exercisable immediately and expiring June 17, 1999, for the purchase of 145,800 shares of the Company's common stock at a price of $6.075 per share. The market price per share on the grant date was $5.125. Effective January 1, 1996, the Company adopted SFAS No. 123 "Accounting for Stock-Based Compensation" which establishes fair value as the measurement basis for transactions in which an entity acquires goods or services from non-employees in exchange for equity instruments As a result, the 1996 net loss reflects compensation costs of $433,133 associated with the granting of this warrant. The compensation cost is based upon the fair value method calculated on the grant date using the Black/Scholes option pricing model. Key assumptions in applying this pricing model include an expected life of three years, expected volatility of the underlying stock of approximately 94%, and a risk free interest rate of 5.25%. Pursuant to an informal understanding, the Company paid J-M a monthly fee of $5,000 for consulting services from December 1996 through April 1997.

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

     Under the terms of the 1994 Plan, the Company may grant options to purchase up to a maximum of 4,000,000 shares of common stock to certain employees, directors and consultants. The options may be awarded as incentive stock options (employees only) and non-incentive stock options (certain employees, directors and consultants).

     The exercise price of options under the ISO Plan and incentive options from the 1994 Plan may not be less than fair market value at the date of grant. The exercise price of the Non-Qualified options and the non-incentive options from the 1994 Plan is determined by the Board of Directors. All options become exercisable as specified at the date of grant.

     The following table presents activity under all stock option plans:

                                                                Weighted Average
                                         Number of Options       Exercise Price
                                         -----------------      ----------------

     Outstanding December 31, 1994           2,677,775              $1.558
         Granted                               325,000               3.197
         Exercised                          (  203,833)              2.616
         Expired                            (   13,000)              6.023
         Canceled                           (  141,401)              3.460
                                             ---------

     Outstanding December 31, 1995           2,644,541               1.554
         Granted                             1,180,845               5.573
         Exercised                          (  251,861)              1.768
         Canceled                           (   20,000)              4.250
                                             ---------

     Outstanding December 31, 1996           3,553,525               2.850
         Granted                               247,500               7.027
         Exercised                          (  291,501)              2.384
         Expired                            (   10,000)              4.250
         Canceled                           (   87,820)              5.682
                                             ---------

     Outstanding December 31, 1997           3,411,704               3.126
                                             =========

     Exercisable at December 31:  1997       2,867,204              $2.582
                                             =========
                                  1996       2,312,501              $1.610
                                             =========
                                  1995       2,161,841              $1.216
                                             =========

     The weighted average fair values of options granted during 1997, 1996 and 1995 were $5.83, $2.37 and $4.93, respectively.

     All options granted during the three year period ended December 31, 1997 were granted at the market price of the stock except for 10,000 in 1995 which were issued at an option price higher than market with a weighted average exercise price of $6.75 and a market price of $3.75.

     The fair value of options on their grant date was measured using the Black/Scholes option pricing model. Key assumptions used to apply this pricing model are as follows:

                                                  1997           1996           1995
                                                  ----           ----           ----

     Risk-free interest rate                   5.35%-7.14%       5.25%          5.25%
     Expected life of option grants             10 years      5-10 years      5-10 years
     Expected volatility of underlying stock   65.3%-87.7%    59.3%-99.2%    48.2%-112.5%
     Expected dividend payment rate,as a
      percentage of the stock price on
      the date of grant                            ---            ---            ---

     It should be noted that the option pricing model used was designed to value readily tradable stock options with relatively short lives. The options granted to employees are not tradable and have contractual lives of up to ten years.

     The following table sets forth information regarding options outstanding at December 31, 1997:

                                                   Weighted Ave.                   Weighted Ave.
       Range of       Number of       Number     Exercise Price-   Weighted Ave.  Exercise Price-
       Exercise        Options       Currently       Options         Remaining       Currently
        Prices       Outstanding    Exercisable    Outstanding         Life         Exercisable
     ---------------------------------------------------------------------------------------------
         $.43         1,315,080      1,315,080        $ .43            3.17           $ .43
      $1.50-$2.00       109,499         84,499        $1.82            6.58           $1.80
      $2.75-$4.00       646,600        601,600        $3.18            6.42           $3.14
     $4.875-$5.875    1,118,025        846,025        $5.59            8.15           $5.50
     $6.064-$8.25       222,500         20,000        $7.08            8.52           $6.49

     The Company uses the intrinsic value method to measure compensation expense associated with grants of stock options to employees and, prior to December 15, 1995, to suppliers of goods and services. Had the Company used the fair value method to measure compensation, the reported net loss and basic and diluted net loss per share would have been as follows:

                                  1997              1996              1995
                                  ----              ----              ----

     Net loss as reported     ($3,569,113)      ($3,139,796)      ($2,465,837)
     Compensation costs:
       Employee               ( 2,495,545)      ( 2,560,760)      (   108,735)
       Non-Employee           (    31,785)      (    58,273)      (   100,278)
                               ----------        ----------        ----------

     Proforma net loss        ($6,096,443)      ($5,758,829)      ($2,674,850)
                               ==========        ==========        ==========

     Proforma basic and
       diluted net loss
       per share              ($     0.37)      ($     0.38)      ($     0.22)
                               ==========        ==========        ==========

     It should be noted that the proforma amounts presented above are inexact in that the pricing model was designed to value freely-traded options rather than employee stock options. Proforma charges may be understated in relation to future years since these proforma charges do not reflect the financial impact of options granted prior to 1995.

     UNEARNED COMPENSATION - The following table sets forth the changes to the Company's reported compensation for the years ended December 31, 1997 and 1996:
                                                 1997           1996
                                                 ----           ----
     Balance, January 1                      $  222,674     $       0
     Common stock granted to non-employees
       below fair market value                  286,071         4,509
     Options and warrants granted to
       non-employees at fair market value       378,422       765,881
     Amortization of unearned compensation    ( 448,977)    ( 547,716)
     Unearned compensaton forfeited           ( 268,868)          ---
                                               --------      --------
     Balance, December 31                    $  169,322     $ 222,674
                                               ========      ========


     STOCK AND STOCK ISSUANCES - During 1995, the Company issued 4,145 common shares and recorded compensation of $16,312 for services rendered. The Company issued 925 common shares and recorded compensation of $4,509 for services rendered in 1996. During 1997, the Company issued 41,000 common shares and recorded unearned compensation of $286,071 at the date of issuance.

7.   COMMITMENTS AND CONTINGENCIES

     LEASE COMMITMENTS - The Company has a lease expiring on February 28, 2000 for its operating facility. At December 31, 1997, future minimum lease payments under this lease agreement are as follows: 1998, $174,816, 1999, $174,816, and 2000, $29,136. Total rental expense under all operating leases was approximately $162,500, $106,000 and $104,000 for the years ended December 31, 1997, 1996, and 1995, respectively.

     EMPLOYMENT AND CONSULTING AGREEMENTS - The Company has employment and consulting agreements with various consultants and certain key employees, with terms ranging from one year to an indefinite period of time. These agreements provide for annual payments of approximately $659,000. In addition, certain consulting agreements also provide for additional payments to certain consultants related to obtaining a financial placement, sale or licensing of the Company's product or technology to third parties. During the periods ended December 31, 1997, 1996 and 1995, no such additional amounts were earned by the related consultants.

     ROYALTY AGREEMENTS - The Company has entered into various license agreements which require the Company to pay royalties based upon a set percentage of certain product sales and license fee revenue. There were no such amounts paid in 1997, 1996 and 1995.

     CLINICAL TRIAL LIABILITY INSURANCE - A clinical liability policy was obtained as of November, 1995 and renewed in 1996 and 1997.

8.   INCOME TAXES

     No income tax provision or benefit has been provided for federal income tax purposes as the Company has incurred losses since inception. As of December 31, 1997, the Company has available net operating loss carryforwards of approximately $20.3 million for federal income tax purposes, expiring through 2011 and $11.6 million for state income tax purposes, expiring through 2001. In addition, the Company, for federal and state income tax purposes, has unused investment and research and development tax credits aggregating $10,000 and $383,000, respectively. The use of the federal net operating loss may be restricted due to changes in ownership in accordance with definitions as stated in the Internal Revenue Code.

     Deferred income taxes consist of the aggregate operating loss and tax credit carryforwards and reflect the net tax effect of differences in the timing of certain revenue and expense items and the related carrying amounts of assets and liabilities for financial reporting and tax purposes are not material and, accordingly, are not displayed in the table below. The components of the Company's deferred tax assets and liabilities as of December 31, 1997 and December 31, 1996 are as follows:

                                                  1997                  1996
                                                  ----                  ----
        Deferred Tax Assets:
          Net operating loss carryforwards    $ 8,000,000           $ 6,700,000
          Tax credit carryforwards                393,000               330,000
          Other                                       ---                23,000
                                               ----------            ----------

                                                8,393,000             7,053,000
        Valuation allowance                    (8,393,000)           (7,053,000)
                                                ---------             ---------
        Deferred tax asset, net               $       ---           $       ---
                                                =========             =========

     For the years ended December 31, 1997, 1996 and 1995, the valuation allowance was increased by approximately $1,340,000, $1,313,000, and $660,000, respectively, due to the uncertainty of future realization of currently generated net operating loss and tax credit carryforwards.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not applicable.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this item is incorporated by reference to "Proposal No. 1 - Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's Proxy Statement.

ITEM 11. EXECUTIVE COMPENSATION.

     The information required by this item is incorporated by reference to "Report of Compensation Committee" and "Employment Contracts, Termination of Employment and Change-In-Control Arrangements" in the Company's Proxy Statement.

ITEM 12. SECURITIES OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information required by this item is incorporated by reference to "Beneficial Ownership of Voting Securities" in the Company's Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information required by this item is incorporated by reference to "Employment Contracts, Termination of Employment and Change-In-Control Arrangements" and "Certain Transactions" in the Company's Proxy Statement.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
         FORM 8-K.

(a)(1) The following Financial Statements as of December 31, 1997 and 1996 and for the three years in the period ended December 31, 1997 are filed herewith:

                                                           Page
                                                           ----
         Independent Auditors' Report                       22
         Balance Sheets                                     23
         Statements of Operations                           24
         Statements of Stockholders' Equity                 25
         Statements of Cash Flows                          26-27
         Notes to Financial Statements                     28-36

(a)(2) The following Financial Statement Schedules are filed herewith:

         None.

Schedules not included herein are omitted because they are not applicable or the required information appears in the Financial Statements or Notes thereto.

(a)(3) The following exhibits are filed herewith:

11       Statement of Earnings Per Share

23.1     Consent of Deloitte & Touche LLP

27       Financial Data Schedule

99.1     1994 Equity Incentive Plan as amended November 14, 1997*

     The following exhibit required to be filed herewith is incorporated by reference to the exhibits to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997:

3a       Certificate of Incorporation as amended.

     The following exhibits required to be filed herewith are incorporated by reference to the exhibits to the Company's Annual Report on Form 10-K for the year ended December 31, 1996:

4        Stock Purchase Warrant

10.10.2  1984 Non-Qualified Stock Option Plan as amended November 15, 1996*

10.11.1 Second Amendment to Lease Agreement between Lexington BGK Associates, Limited Partnership and MacroChem Corporation for space located at 110 Hartwell Avenue, Lexington, MA 02173

10.13    Form of Employment Agreement between the Company and
         Dr. Stephen  J. Riggi*

     The following exhibit required to be filed herewith is incorporated by reference to the exhibits to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997:

10.10.3  1984 Incentive Stock Option Plan as amended November 15, 1996*

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

3b       Bylaws

10a      Form of Employment Agreement between the Company and
         Dr. Carlos M. Samour*

10b      Form of Employment Agreement between the Company and
         Mr. Alvin J. Karloff*

     The following exhibit required to be filed herewith is incorporated by reference to the exhibits to the Company's Annual Report on Form 10-K for the year ended March 31, 1988:

4.1      Form of Common Stock Certificate

(b) No current reports on Form 8-K were filed in the three-month period ended December 31, 1997.




--------------------------
*Management contract or compensatory plan or arrangement

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             MACROCHEM CORPORATION

Dated:  March 23, 1998                       By:/S/ALVIN J. KARLOFF
                                                -------------------
                                             Alvin J. Karloff
                                             President, Chief Executive Officer
                                             and Principal Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on .

/S/ALVIN J. KARLOFF              Chief Executive Officer, President,
Alvin J. Karloff                 Principal Financial Officer and Director


/S/CARLOS M. SAMOUR, PH.D.       Chairman of the Board of Directors
Carlos M. Samour, Ph.D.          and Scientific Director


/S/STEPHEN J. RIGGI, PH.D.       Vice President, Operations and
Stephen J. Riggi, Ph.D.          Director


/S/WILLARD M. BRIGHT, PH.D.      Director
Willard M. Bright, Ph.D.


/S/PETER G. MARTIN               Director
Peter G. Martin


/S/MICHAEL A. DAVIS, M.D.        Director
Michael A. Davis, M.D.