Form 10-Q
period 1998-03-31
MACROCHEM CORP
filed 1998-05-06
CIK 743884

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    Form 10-Q


(Mark One)
[X]              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 1998

                                       or

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


         DELAWARE                                            04-2744744
---------------------------------                        -------------------
 (State or Other Jurisdiction                             (I.R.S. Employer
of Incorporation or Organization)                        Identification No.)

               110 HARTWELL AVENUE, LEXINGTON, MASSACHUSETTS 02173
               ---------------------------------------------------
               (Address of principal executive offices, Zip Code)

                                  781-862-4003
                                  ------------
              (Registrant's telephone number, including area code)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes    X          No
      ---              ---

     As of March 31, 1998, there were 22,202,865 shares of Common Stock, $.01 par value per share, of the Registrant outstanding.

                              MACROCHEM CORPORATION

                                      INDEX
                                      -----

                                                                PAGE NUMBER
                                                                -----------
PART I     Financial Information

Item 1     Unaudited Financial Statements

               Balance Sheets
               March 31, 1998 and December 31, 1997                3-4

               Statements of Operations
               Three Months Ended March 31, 1998 and 1997           5

               Statements of Cash Flows
               Three Months Ended March 31, 1998 and 1997          6-7

               Notes to Unaudited Financial Statements              8


Item 2     Management's Discussion and Analysis of
           Financial Condition and Results of Operations           8-11



PART II    Other Information

Item 6     Exhibits and Reports on Form 8-K                         11

                         PART I - FINANCIAL INFORMATION


ITEM 1.  UNAUDITED FINANCIAL STATEMENTS


                              MACROCHEM CORPORATION
                            UNAUDITED BALANCE SHEETS

                                     ASSETS
                                     ------


                                                 March 31,         December 31,
                                                   1998                1997
                                                -----------        ------------

CURRENT ASSETS:

   Cash and cash equivalents                    $24,296,277        $24,952,121
   Prepaid expenses and other
     current assets                                 141,564            117,683
                                                 ----------         ----------

TOTAL CURRENT ASSETS                             24,437,841         25,069,804
                                                 ----------         ----------

PROPERTY AND EQUIPMENT,
   net of accumulated depreciation:
     1998-$603,395; 1997-$582,769                   416,829            281,216
                                                 ----------         ----------

OTHER ASSETS:

   Patents, net of accumulated amortization:
     1998-$68,385; 1997-$59,603                     290,745            268,356
   Deposits                                           4,460              4,460
                                                 ----------         ----------

TOTAL ASSETS                                    $25,149,875        $25,623,836
                                                 ==========         ==========


                                                                     (Continued)

                              MACROCHEM CORPORATION
                            UNAUDITED BALANCE SHEETS


                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                              March 31,           December 31,
                                                1998                 1997
                                            -------------      ----------------

CURRENT LIABILITIES:

   Capitalized lease obligations            $     14,013        $     18,408
   Accounts payable and accrued
     expenses                                    536,630             204,352
   Deferred compensation and related
     accrued interest                             91,586              90,140
                                              ----------          ----------

     TOTAL CURRENT LIABILITIES                   642,229             312,900
                                              ----------          ----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:

   Preferred Stock                                   ---                 ---
   Common Stock, $.01 par value;
     authorized 60,000,000 shares;
     issued and outstanding 22,202,865
     shares and 22,182,865 shares at
     March 31, 1998 and December 31,
     1997, respectively.                         222,029             221,829
   Additional paid-in capital                 46,985,290          46,923,677
   Unearned compensation                     (   123,169)        (   169,322)
   Accumulated deficit                       (22,576,504)        (21,665,248)
                                              ----------          ----------

TOTAL STOCKHOLDERS' EQUITY                    24,507,646          25,310,936
                                              ----------          ----------

TOTAL LIABILITIES AND
   STOCKHOLDERS' EQUITY                     $ 25,149,875        $ 25,623,836
                                              ----------          ----------

The accompanying notes are an integral part of these unaudited financial statements.
                                                                     (Concluded)

                              MACROCHEM CORPORATION
                       UNAUDITED STATEMENTS OF OPERATIONS


                                         FOR THE THREE MONTHS ENDED MARCH 31,
                                         ------------------------------------
                                              1998                   1997
                                              ----                   ----
REVENUES:

   Research contracts                     $        ---         $     50,000
   Product sales                                   ---                  650
                                            ----------           ----------
     TOTAL REVENUES                       $        ---         $     50,650
                                            ----------           ----------
OPERATING EXPENSES:

   Marketing, general and administrative       482,744              401,807
   Research and development                    724,846              444,818
   Consulting fees with related parties         12,000                3,000
                                            ----------           ----------
     TOTAL OPERATING EXPENSES                1,219,590              849,625
                                            ----------           ----------
     LOSS FROM OPERATIONS                  ( 1,219,590)         (   798,975)
                                            ----------           ----------
OTHER INCOME (EXPENSE):

   Interest Income                             310,299               88,861
   Interest Expense                        (     1,965)         (     2,202)
                                            ----------           ----------
     TOTAL OTHER INCOME                        308,334               86,659
                                            ----------           ----------
NET LOSS                                  $(   911,256)        $(   712,316)
                                            ==========           ==========
BASIC AND DILUTED NET LOSS
   PER SHARE                              $(      0.04)        $(      0.05)
                                            ==========           ==========
SHARES USED TO COMPUTE
   BASIC AND DILUTED NET LOSS
   PER SHARE                                22,200,690           15,732,443
                                            ==========           ==========






The accompanying notes are an integral part of these unaudited financial statements.

                              MACROCHEM CORPORATION
                       UNAUDITED STATEMENTS OF CASH FLOWS

                                            FOR THE THREE MONTHS ENDED MARCH 31,
                                            ------------------------------------
                                                  1998              1997
                                                  ----              ----

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                    $(911,256)        $(712,316)
                                                 -------           -------
   Adjustments to reconcile net loss to
     net cash used by operating
     activities:
       Depreciation and amortization              42,275            30,953
       Stock-based compensation                   46,153            41,313
       Amortization of discounts on
         marketable securities                       ---          (    176)

   Increase (decrease) in cash from:
     Accounts receivable                             ---            43,977
     Prepaid expenses and other current
       assets                                   ( 23,881)         ( 49,264)
     Accounts payable and accrued expenses       332,278            35,710
     Deferred compensation and related
       accrued interest                            1,446               665
     Deferred rent                                   ---          (  1,014)
                                                 -------           -------
       Total adjustments                         398,271           102,164
                                                 -------           -------
       Net cash used by operating activities    (512,985)         (610,152)
                                                 -------           -------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from maturities of marketable
     securities                                      ---            22,000
   Expenditures for property and equipment      (169,106)         ( 10,354)
   Additions to patents                         ( 31,171)         ( 21,020)
                                                 -------           -------

       Net cash used for investing activities   (200,277)         (  9,374)
                                                 -------           -------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Principal payments on capital lease          (  4,395)         (  9,315)
   Proceeds from exercise of common stock
     options                                      61,813           135,033
   Proceeds from exercise of common  stock
     warrants                                        ---           264,800
   Proceeds from exercise of unit purchase
     options                                         ---           315,000
                                                 -------           -------

       Net cash provided from financing
         activities                               57,418           705,518
                                                 -------           -------


                                                                     (Continued)

                              MACROCHEM CORPORATION
                 UNAUDITED STATEMENTS OF CASH FLOWS (Continued)



                                   FOR THE THREE MONTHS ENDED MARCH 31,
                                   ------------------------------------
                                      1998                      1997
                                      ----                      ----

NET INCREASE (DECREASE) IN
   CASH AND CASH EQUIVALENTS    $(   655,844)               $   85,992

CASH AND CASH EQUIVALENTS,
   BEGINNING OF PERIOD            24,952,121                 7,329,881
                                  ----------                 ---------

CASH AND CASH EQUIVALENTS,
   END OF PERIOD                $ 24,296,277                $7,415,873
                                  ==========                 =========


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid for interest aggregated $519 and $1,536 for the three months ended March 31, 1998 and 1997, respectively.

The Company did not pay any income taxes during those periods.














The accompanying notes are an integral part of these unaudited financial statements.


                                                                     (Concluded)

                              MACROCHEM CORPORATION
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

(1) As permitted by the rules of the Securities and Exchange Commission (the "Commission") applicable to quarterly reports on Form 10-Q, these notes are condensed and do not contain all disclosures required by generally accepted accounting principles. Reference should be made to the financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

     In the opinion of management of the Company, the accompanying unaudited financial statements reflect all adjustments which were of a normal recurring nature necessary for a fair presentation of the Company's financial position, results of operations and cash flows for the three months ended March 31, 1998 and 1997.

     The results disclosed in the Statement of Operations for the three months ended March 31, 1998 are not necessarily indicative of the results to be expected for the full year.

(2) Certain prior year amounts have been reclassified to conform to their current presentation.

(3) In March 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share", which was effective for periods ending after December 15, 1997. SFAS No. 128 requires the Company to restate amounts previously reported as earnings per share to comply with the requirements of SFAS No. 128. The Company has determined that the adoption of SFAS No. 128 has had no effect on previously reported earnings per share since the results would be anti-dilutive.

(4) The Company granted 75,000 Common Stock Options under the 1994 Equity Incentive Plan during the three months ended March 31, 1998. During this same period, 12,000 options under the 1984 Non-Qualified Stock Option Plan and 8,000 options under the 1994 Equity Incentive Plan were exercised. In addition, during this period, no options were canceled. All options were issued with an exercise price at the fair market value of the underlying common stock determined on the date of grant.

(5) In March 1998, the Company adopted Financial Accounting Standards No. 130, "Reporting Comprehensive Income." The Company has determined that the adoption of SFAS No. 130 had no effect on the accompanying financial statements.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAl CONDITION AND RESULTS OF OPERATIONS.

GENERAL

     MacroChem Corporation's primary business is the development of pharmaceutical products for commercialization by applying SEPA(R) (Soft Enhancer of Percutaneous Absorption), its patented topical drug delivery technology. SEPA compounds, when properly combined with drugs, provide pharmaceutical formulations (creams, gels, solutions, etc.) that enhance the transdermal delivery of drugs into the skin or into the bloodstream. The Company currently derives no revenue from product sales, royalties or license fees. The Company plans to develop specific SEPA formulations for use with proprietary and non-proprietary drugs manufactured by pharmaceutical companies, and to commercialize these products through the formation of partnerships, strategic alliances and license agreements with those companies. In order to attract strategic partners, the Company is conducting clinical testing of certain SEPA-enhanced drugs.

     The Company's results of operations can vary significantly from year to year and quarter to quarter, and depend, among other factors, on the signing of new licenses and product development agreements, the timing of revenues recognized pursuant to license agreements, the achievement of milestones by licensees, the progress of clinical trials conducted by the licensees and the Company and the degree of research, marketing and administrative effort. The timing of the Company's revenues may not match the timing of the Company's associated product development expenses. To date, research and development expenses have generally exceeded revenue in any particular period and/or fiscal year.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1998 COMPARED TO THREE MONTHS ENDED MARCH 31, 1997

     During the three months ended March 31, 1998, the Company had no revenues as compared to $50,650 of revenues during the same period in 1997. $50,000 (of the 1997 revenue) represented one completed research contract related to the Company's proprietary SEPA technology.

     Marketing, general and administrative expenses increased approximately $81,000 (20%) over the comparable 1997 period. Expenses associated with listing of the Company's common stock on the NASDAQ National Market were the primary reason for this increase.

     Research and development expenses in the 1998 period increased approximately $280,000 (63%) over the comparable 1997 period. Increased clinical trial efforts and costs related to the hiring of key research and regulatory affairs executives accounted for most of this increase over 1997.

     Other income increased approximately $222,000, resulting primarily from interest income earned on increased cash and cash equivalents.

LIQUIDITY AND CAPITAL RESOURCES

     Since inception, the primary source of funding for the Company's operations has been the private and public sale of its securities, and to a lesser extent, the licensing of its proprietary technology and products, research contracts and the limited sales of products and test materials.

     The Company's working capital decreased approximately $961,000 from December 31, 1997 to March 31, 1998. This reduction resulted primarily from the impact of the net loss for the quarter in addition to the expenditures related to fixed assets and patents.

     Until such time as the Company obtains agreements with third-party licensees or partners to provide funding for the Company's anticipated business activities or the Company is able to obtain funds through the private or public sale of its securities, the Company's working capital will be utilized to fund its activities.

     Capital expenditures and additional patent development costs for the three months ended March 31, 1998 aggregated approximately $200,000. The Company expects additional capital expenditures and patent development costs for the remainder of the year to aggregate approximately $370,000.

     The Company's long term capital requirements will depend upon numerous factors, including the progress of the Company's research and development programs; the resources that the Company devotes to self-funded clinical testing of SEPA enhanced compounds; proprietary manufacturing methods and advanced technologies; the ability of the Company to enter into additional licensing arrangements or other strategic alliances; the ability of the Company to manufacture products under those arrangements; and the demand for its products or the products of its licensees or strategic partners if and when approved for sale by regulatory authorities. In any event, substantial additional funds will be required before the Company is able to generate revenues sufficient to support its long term operations. There is no assurance that the Company will be able to obtain such additional funds on favorable terms, if at all. The Company's inability to raise sufficient funds could require it to delay, scale back or eliminate certain research and development programs.

     The Company believes that its existing cash and cash equivalents will be sufficient to meet its operating expenses and capital expenditure requirements for at least the next twelve months. The Company's cash requirements may vary materially from those now planned because of potential changes in focus and direction of the Company's research and development programs, competitive and technical advances, patent developments or other developments. It is not believed that inflation will have any significant effect on the results of the Company's operations.

     THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. THE COMPANY'S ACTUAL RESULTS MAY DIFFER SIGNIFICANTLY FROM THE RESULTS DISCUSSED IN THE FORWARD-LOOKING STATEMENTS IN THIS REPORT AND IN FORWARD-LOOKING STATEMENTS MADE FROM TIME TO TIME BY THE COMPANY ON THE BASIS OF MANAGEMENT'S THEN-CURRENT EXPECTATIONS. FACTORS THAT MIGHT CAUSE SUCH A DIFFERENCE INCLUDE, BUT ARE NOT LIMITED TO THE FOLLOWING: THE COMPANY'S HISTORY OF OPERATING LOSSES AND NEED FOR CONTINUED WORKING CAPITAL; TECHNOLOGICAL UNCERTAINTY RELATING TO TRANSDERMAL DRUG DELIVERY SYSTEMS AND THE EARLY STAGE OF DEVELOPMENT OF THE COMPANY'S PROPOSED PRODUCTS; THE COMPANY'S NEED FOR SIGNIFICANT ADDITIONAL PRODUCT DEVELOPMENT EFFORTS AND ADDITIONAL FINANCING; UNCERTAINTIES RELATED TO CLINICAL TRIALS OF THE COMPANY'S PROPOSED PRODUCTS; THE COMPANY'S DEPENDENCE ON THIRD PARTIES FOR COMMERCIALIZATION; NO ASSURANCE OF LICENSE ARRANGEMENTS; THE LACK OF SUCCESS OF THE COMPANY'S PRIOR DEVELOPMENT EFFORTS; UNCERTAINTIES RELATING TO GOVERNMENT REGULATION AND REGULATORY APPROVALS; THE COMPANY'S DEPENDENCE ON THIRD PARTIES FOR THE FDA APPLICATION PROCESS; THE COMPANY'S LACK OF EXPERIENCED MARKETING PERSONNEL AND DEPENDENCE ON THIRD PARTIES FOR MARKETING AND DISTRIBUTION; THE COMPANY'S DEPENDENCE ON THIRD PARTIES FOR MANUFACTURING; THE COMPANY'S RELIANCE ON KEY EMPLOYEES, THE LIMITED PERSONNEL OF THE COMPANY AND ITS DEPENDENCE ON ACCESS TO SCIENTIFIC TALENT; UNCERTAINTIES RELATING TO COMPETITION, PATENTS AND PROPRIETARY TECHNOLOGY; UNCERTAINTIES RELATING TO RISKS OF PRODUCT LIABILITY CLAIMS, LACK OF PRODUCT LIABILITY INSURANCE, AND EXPENSE AND DIFFICULTY OF OBTAINING ADEQUATE INSURANCE COVERAGE; UNCERTAINTY OF PHARMACEUTICAL PRICING AND RELATED MATTERS; AND OTHER FACTORS. ADDITIONAL INFORMATION ON THESE AND OTHER FACTORS WHICH COULD AFFECT THE COMPANY'S ACTUAL RESULTS AND EXPERIENCE ARE INCLUDED IN THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1997 AND, IN PARTICULAR, THE SECTION ENTITLED "RISK FACTORS".

                                     PART II

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)    The following exhibits are filed herewith:

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

                                                    MACROCHEM CORPORATION
                                                    ---------------------
                                                    (Registrant)

May 6, 1998                                        /S/ ALVIN J. KARLOFF
                                                    --------------------
                                                    Alvin J. Karloff
                                                    Chief Executive Officer and
                                                    Principal Financial Officer