Form 10-Q
period 1998-06-30
MACROCHEM CORP
filed 1998-08-13
CIK 743884

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    Form 10-Q


(Mark One)
[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 1998

                                       or

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


             DELAWARE                                            04-2744744
---------------------------------                         ----------------------
   (State or Other Jurisdiction                              (I.R.S. Employer
of Incorporation or Organization)                         Identification Number)

            110 HARTWELL AVENUE, LEXINGTON, MASSACHUSETTS 02421-3134
            --------------------------------------------------------
               (Address of principal executive offices, Zip Code)

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


     As of June 30, 1998, there were 22,275,245 shares of Common Stock, $.01 par value per share, of the Registrant outstanding.

                              MACROCHEM CORPORATION

                                      INDEX


                                                             PAGE NUMBER
                                                             -----------
PART I   Financial Information

Item 1    Unaudited Financial Statements

              Unaudited Balance Sheets
              June 30, 1998 and December 31, 1997               3-4

              Unaudited Statements of Operations
              Three Months and Six Months Ended
              June 30, 1998 and 1997                             5

              Unaudited Statements of Cash Flows
              Six Months Ended June 30, 1998 and 1997           6-7

              Notes to Unaudited Financial Statements            8


Item 2    Management's Discussion and Analysis of
          Financial Condition and Results of Operations         9-11


PART II   Other Information

Item 4    Submission of Matters to a Vote of Security Holders    12

Item 5    Other Information                                      12

Item 6    Exhibits and Reports on Form 8-K                       13

                         PART I - FINANCIAL INFORMATION

ITEM 1.   UNAUDITED FINANCIAL STATEMENTS
          ------------------------------


                              MACROCHEM CORPORATION
                            UNAUDITED BALANCE SHEETS

                                     ASSETS
                                     ------

                                              June 30,      December 31,
                                                1998            1997
                                            -----------     ------------
CURRENT ASSETS:

     Cash and cash equivalents              $ 1,954,957     $24,952,121
     Marketable securities                   21,197,757             ---
     Prepaid expenses and other
       current assets                           158,181         117,683
                                             ----------      ----------


     TOTAL CURRENT ASSETS                    23,310,895      25,069,804
                                             ----------      ----------


PROPERTY AND EQUIPMENT,
     net of accumulated depreciation:
       1998-$644,596; 1997-$582,769             430,773         281,216
                                             ----------      ----------


OTHER ASSETS:

     Patents, net of accumulated
       amortization: 1998-$71,880;
       1997-$59,603                             299,452         268,356
     Deposits                                     4,460           4,460
                                             ----------      ----------

     TOTAL ASSETS                           $24,045,580     $25,623,836
                                             ==========      ==========


                                                                    (CONTINUED)

                              MACROCHEM CORPORATION
                            UNAUDITED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------


                                               June 30,        December 31,
                                                 1998              1997
                                             -----------       ------------
CURRENT LIABILITIES:

     Capitalized lease obligations          $      9,483            18,408
     Accounts payable and accrued expenses       429,518           204,352
     Deferred compensation and related
       accrued interest                           92,269            90,140
                                              ----------        ----------

     TOTAL CURRENT LIABILITIES                   531,270           312,900
                                              ----------        ----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:

     Preferred stock                                 ---               ---
     Common stock, $.01 par value;
       authorized 60,000,000 shares;
       issued and outstanding,
       22,275,245 shares and
       22,182,865 shares at June 30,
       1998 and December 31, 1997,
       respectively.                             222,752           221,829
     Additional paid-in capital               47,237,541        46,923,677
     Unearned compensation                   (   183,673)      (   169,322)
     Accumulated deficit                     (23,762,310)      (21,665,248)
                                              ----------        ----------

TOTAL STOCKHOLDERS' EQUITY                    23,514,310        25,310,936
                                              ----------        ----------

TOTAL LIABILITIES AND
     STOCKHOLDERS' EQUITY                  $  24,045,580      $ 25,623,836
                                              ==========        ==========


The accompanying notes are an integral part of these unaudited financial statements.

                                                                    (Concluded)

                              MACROCHEM CORPORATION
                       UNAUDITED STATEMENTS OF OPERATIONS

                                      For the three months          For the six months
                                         ended June 30,               ended June 30,
                                  ---------------------------   ---------------------------
                                      1998            1997           1998          1997
                                      ----            ----           ----          ----

REVENUES:

     Research contracts           $        ---   $        ---   $        ---   $     50,000
     Product sales                         ---            ---            ---            650
                                   -----------     ----------     ----------     ----------
       TOTAL REVENUES                      ---            ---            ---         50,650
                                   -----------     ----------     ----------     ----------
OPERATING EXPENSES:

     Marketing, general and
       administrative                  471,496        478,101        954,240        879,908
     Research and development          996,690        723,703      1,721,536      1,168,521
     Consulting fees with
       related parties                  12,000          3,000         24,000          6,000
                                    ----------     ----------     ----------     ----------

       TOTAL OPERATING EXPENSES      1,480,186      1,204,804      2,699,776      2,054,429
                                    ----------     ----------     ----------     ----------

       LOSS FROM OPERATIONS        ( 1,480,186)   ( 1,204,804)   ( 2,699,776)   ( 2,003,779)
                                    ----------     ----------     ----------     ----------

OTHER INCOME (EXPENSE):

     Interest income                   295,446        102,558        605,745        191,419
     Interest expense              (     1,066)   (     1,943)   (     3,031)   (     4,145)
                                    ----------     ----------     ----------     ----------
       TOTAL OTHER INCOME              294,380       100,615        602,714         187,274
                                    ----------     ----------     ----------     ----------
NET LOSS                          $( 1,185,806)  $( 1,104,189)  $( 2,097,062)  $( 1,816,505)
                                    ==========     ==========     ==========     ==========

BASIC AND DILUTED
  NET LOSS PER SHARE              $(      0.05)  $(      0.07)  $(      0.09)  $(      0.11)
                                    ==========     ==========     ==========     ==========

SHARES USED TO COMPUTE
  BASIC AND DILUTED NET
  LOSS PER SHARE                    22,244,358     16,049,370     22,247,522     15,892,009
                                    ==========     ==========     ==========     ==========


The accompanying notes are an integral part of these unaudited financial statements.

                              MACROCHEM CORPORATION
                       UNAUDITED STATEMENTS OF CASH FLOWS

                                               For the six months ended June 30,
                                                      1998            1997
                                                      ----            ----

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Loss                                    $( 2,097,062)   $( 1,816,505)
                                                   ----------      ----------

     Adjustments to reconcile net loss to
       net cash used by operating activities:
         Depreciation and amortization                 86,971          61,274
         Stock-based compensation                      92,476         113,404
         Loss on disposal of equipment                    ---           1,900
         Amortization of discounts on
           marketable securities                          ---     (       176)

     Increase (decrease) in cash from:
       Accounts receivable                                ---           9,127
       Prepaid expenses and other current
         assets                                   (    40,498)    (    25,853)
       Accounts payable and accrued expenses          225,166     (     6,880)
       Deferred compensation and related
         accrued interest                               2,129            1330
       Deferred rent                                      ---     (     1,014)
       Deferred income                                    ---          34,850
         Total adjustments                            366,244         187,962
                                                   ----------      ----------
         Net cash used by operating activities    ( 1,730,818)    ( 1,628,543)
                                                   ----------      ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of marketable securities           (21,197,757)            ---
     Proceeds from maturities of
       marketable securities                              ---          22,000
     Expenditures for property and equipment      (   224,251)    (    18,335)
     Additions to patents                         (    43,373)    (    33,042)
                                                   ----------      ----------

         Net cash used for investing activities   (21,465,381)    (    29,377)
                                                   ----------      ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Principal payments on capital lease          (     8,925)    (    18,886)
     Proceeds from exercise of common
       stock options                                  169,432         139,689
     Proceeds from exercise of common
       stock warrants                                  38,528         454,300
     Proceeds from exercise of unit
       purchase options                                   ---         525,000
                                                   ----------      ----------

         Net cash provided from financing
           activities                                 199,035       1,100,103
                                                   ----------      ----------


                                                                    (Continued)

                              MACROCHEM CORPORATION
                       UNAUDITED STATEMENTS OF CASH FLOWS
                                                                    (Continued)

                                        For The Six Months Ended June 30,
                                        ---------------------------------
                                           1998                  1997
                                           ----                  ----


NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                $(22,997,164)          $( 557,817)

CASH AND CASH EQUIVALENTS,
  BEGINNING OF PERIOD                   24,952,121             7,329,881
                                        ----------             ---------
CASH AND CASH EQUIVALENTS,
  END OF PERIOD                       $  1,954,957           $ 6,772,064
                                        ==========             =========



SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

During the six months ended June 30, 1998 and 1997, cash paid for interest aggregated $902 and $2,815, respectively.

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

     In the opinion of management of the Company, the accompanying unaudited financial statements reflect all adjustments which were of a normal recurring nature necessary for a fair presentation of the Company's financial position, results of operations and cash flows for the three and six months ended June 30, 1998 and 1997.

     The results disclosed in the Unaudited Statements of Operations for the three and six months ended June 30, 1998 are not necessarily indicative of the results to be expected for the full year.

(2) Certain prior year amounts have been reclassified to conform to the current presentation.

(3) In March 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share", which is effective for periods ending after December 15, 1997. SFAS No. 128 requires the Company to restate amounts previously reported as earnings per share to comply with the requirements of SFAS No. 128. The Company has determined that the adoption of SFAS No. 128 has had no effect on previously reported earnings per share since the results would be anti-dilutive.

(4) The Company granted 368,000 common stock options under the 1994 Equity Incentive Plan during the six months ended June 30, 1998. During this same period, 62,000 options under the 1984 Non-Qualified Stock Option Plan, and 23,683 options under the 1994 Equity Incentive Plan were exercised. In addition, during this period, 11,500 options under the 1994 Equity Incentive Plan were forfeited. All options were granted with an exercise price at the fair market value of the underlying common stock determined on the date of grant.

(5) In March 1998, the Company adopted Financial Accounting Standards No. 130, "Reporting Comprehensive Income." The Company has determined that the adoption of SFAS No. 130 has no effect on the accompanying financial statements.

(6) Marketable securities are carried at cost and it is the Company's intention to hold these short term securities to maturity.

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

THREE MONTHS ENDED JUNE 30, 1998 COMPARED TO THREE MONTHS ENDED JUNE 30, 1997

     The Company had no revenues during the three months ended June 30, 1998 and June 30, 1997.

     Marketing, general and administrative expenses were essentially level quarter to quarter. However, higher employee compensation was mostly offset by lower general consulting fees.

     Research and development expenses increased approximately $273,000 (38%) over the comparable 1997 period. Increased clinical trial efforts and costs related to the hiring of key research and regulatory affairs executives accounted for most of this increase over 1997.

     Other income increased approximately $194,000, resulting primarily from interest income earned on increased cash and marketable securities.

SIX MONTHS ENDED JUNE 30, 1998 COMPARED TO SIX MONTHS ENDED JUNE 30, 1997

     During the six months ended June 30, 1998, the Company had no revenues as compared to $50,650 of revenues during the same period in 1997. $50,000 (of the 1997 revenue) represented one completed research contract related to the Company's proprietary SEPA technology.

     Marketing, general and administrative expenses increased approximately $74,000 (8%) over the comparable 1997 period. Expenses associated with listing of the Company's common stock on the NASDAQ National Market were the primary reason for this increase while higher employee compensation was mostly offset by lower general consulting fees.

     Research and development expenses increased approximately $553,000 (47%) over the comparable 1997 period. Increased clinical trial efforts and costs related to the hiring of key research and regulatory affairs executives accounted for most of this increase over 1997.

     Other income increased approximately $415,000, resulting primarily from interest income earned on increased cash and marketable securities.

LIQUIDITY AND CAPITAL RESOURCES

     Since inception, the primary source of funding for the Company's operations has been the private and public sale of its securities, and to a lesser extent, the licensing of its proprietary technology, research contracts, and the limited sales of products and test materials.

     The Company's working capital declined approximately $2.0 million from December 31, 1997 to June 30, 1998. The Company's net loss from operations, net of non cash items, of $1.9 million combined with expenditures for property, equipment and patents of approximately $.3 million was partially offset by proceeds of approximately $.2 million received upon the exercise of common stock options and warrants.

     Until such time as the Company obtains agreements with third-party licensees or partners to provide funding for the Company's anticipated business activities or the Company is able to obtain funds through the private or public sale of its securities, the Company's working capital will be utilized to fund its activities.

     Capital expenditures and patent development costs for the six months ended June 30, 1998 aggregated approximately $268,000. The Company expects capital expenditures and patent development costs for the remainder of the year to be consistent with expenditures made to date.

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

     The Company believes that its existing cash and marketable securities will be sufficient to meet its operating expenses and capital expenditure requirements for at least the next twelve months. The Company's cash requirements may vary materially from those now planned because of changes in focus and direction of the Company's research and development programs, competitive and technical advances, patent developments or other developments. It is not believed that inflation will have any significant effect on the results of the Company's operations.

     THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. THE COMPANY'S ACTUAL RESULTS MAY DIFFER SIGNIFICANTLY FROM THE RESULTS DISCUSSED IN THE FORWARD-LOOKING STATEMENTS IN THIS REPORT AND IN FORWARD-LOOKING STATEMENTS MADE FROM TIME TO TIME BY THE COMPANY ON THE BASIS OF MANAGEMENT'S THEN-CURRENT EXPECTATIONS. FACTORS THAT MIGHT CAUSE SUCH A DIFFERENCE INCLUDE, BUT ARE NOT LIMITED TO THE FOLLOWING: THE COMPANY'S HISTORY OF OPERATING LOSSES AND NEED FOR CONTINUED WORKING CAPITAL; TECHNOLOGICAL UNCERTAINTY RELATING TO TRANSDERMAL DRUG DELIVERY SYSTEMS AND THE EARLY STAGE OF DEVELOPMENT OF THE COMPANY'S PROPOSED PRODUCTS; THE COMPANY'S NEED FOR SIGNIFICANT ADDITIONAL PRODUCT DEVELOPMENT EFFORTS AND ADDITIONAL FINANCING; UNCERTAINTIES RELATED TO CLINICAL TRIALS OF THE COMPANY'S PROPOSED PRODUCTS; THE COMPANY'S DEPENDENCE ON THIRD PARTIES FOR COMMERCIALIZATION; NO ASSURANCE OF LICENSE ARRANGEMENTS; THE LACK OF SUCCESS OF THE COMPANY'S PRIOR DEVELOPMENT EFFORTS; UNCERTAINTIES RELATED TO GOVERNMENT REGULATION AND REGULATORY APPROVALS; THE COMPANY'S DEPENDENCE ON THIRD PARTIES FOR THE FDA APPLICATION PROCESS; THE COMPANY'S LACK OF EXPERIENCED MARKETING PERSONNEL AND DEPENDENCE ON THIRD PARTIES FOR MARKETING AND DISTRIBUTION; THE COMPANY'S DEPENDENCE ON THIRD PARTIES FOR MANUFACTURING; THE COMPANY'S RELIANCE ON KEY EMPLOYEES, THE LIMITED PERSONNEL OF THE COMPANY AND ITS DEPENDENCE ON ACCESS TO SCIENTIFIC TALENT; UNCERTAINTIES RELATING TO COMPETITION, PATENTS AND PROPRIETARY TECHNOLOGY; UNCERTAINTIES RELATING TO RISKS OF PRODUCT LIABILITY CLAIMS, LACK OF PRODUCT LIABILITY INSURANCE, AND EXPENSE AND DIFFICULTY OF OBTAINING ADEQUATE INSURANCE COVERAGE; UNCERTAINTY OF PHARMACEUTICAL PRICING AND RELATED MATTERS; AND OTHER FACTORS. ADDITIONAL INFORMATION ON THESE AND OTHER FACTORS WHICH COULD AFFECT THE COMPANY'S ACTUAL RESULTS AND EXPERIENCE ARE INCLUDED IN THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1997 AND, IN PARTICULAR, THE SECTION ENTITLED "RISK FACTORS".

                           PART II - OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On May 22, 1998, the Company held its Annual Meeting of Stockholders to vote on the following proposals:

          1. To elect six members of the Board of Directors. Nominees for Director were: a) Carlos M. Samour; b) Alvin J. Karloff; c) Willard M. Bright; d) Peter G. Martin; e) Stephen J. Riggi; f) Michael A. Davis ("Proposal No. 1").

          2. To ratify the appointment of Deloitte & Touche LLP, as independent auditors for the Company for the fiscal year ending December 31, 1998.

     Each of the proposals was adopted with a total vote as follows:

                                          Shares
                       Shares          Voting Against or     Shares      Broker
Proposal             Voting For       Authority Withheld   Abstaining  Non-votes
--------             ----------       ------------------   ----------  ---------
No. 1

Carlos M. Samour     19,885,708           233,006

Alvin J. Karloff     19,886,058           232,656

Willard M. Bright    19,886,058           232,656

Peter G. Martin      19,886,058           232,656

Stephen J. Riggi     19,886,058           232,656

Michael A. Davis     19,886,058           232,656

No. 2                20,034,783            52,400            31,531

ITEM 5.  OTHER INFORMATION

     Under recent changes to the Federal proxy rules, if a stockholder who wishes to present a proposal at the Company's 1999 Annual Meeting that will not be included in the Company's proxy statement fails to notify the Company by April 7, 1999, then the proxies that management solicits for the 1999 Annual Meeting will include discretionary authority to vote on the stockholder's proposal, if it is properly brought before the meeting.

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


                                                          Macrochem Corporation
                                                          ---------------------
                                                          (Registrant)



August 13, 1998                                           /S/ Alvin J. Karloff
                                                          --------------------
                                                          Alvin J. Karloff
                                                          President & C.E.O.


                                                          /S/ William P. Johnson
                                                          ----------------------
                                                          William P. Johnson
                                                          Treasurer