Form 10-Q
period 1998-09-30
MACROCHEM CORP
filed 1998-11-13
CIK 743884

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    Form 10-Q


(Mark One)
[X]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 1998

                                       or

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


             DELAWARE                                           04-2744744
   (State or Other Jurisdiction                              (I.R.S. Employer
of Incorporation or Organization)                         Identification Number)

            110 HARTWELL AVENUE, LEXINGTON, MASSACHUSETTS 02421-3134
               (Address of principal executive offices, Zip Code)

                                 (781) 862-4003
              (Registrant's telephone number, including area code)


         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes  X         No
   -----          -----


         As of September 30, 1998, there were 22,138,879 shares of Common Stock, $.01 par value per share, of the Registrant outstanding.

                              MACROCHEM CORPORATION

                                      INDEX


                                                             PAGE NUMBER

PART I   Financial Information

Item 1   Unaudited Financial Statements

           Unaudited Balance Sheets
           September 30, 1998 and December 31, 1997              3-4

           Unaudited Statements of Operations
           Three Months and Nine Months Ended
           September 30, 1998 and 1997                            5

           Unaudited Statements of Cash Flows
           Nine Months Ended September 30, 1998 and 1997         6-7

           Notes to Unaudited Financial Statements                8


Item 2   Management's Discussion and Analysis of
         Financial Condition and Results of Operations           9-12


PART II  Other Information

Item 6   Exhibits and Reports on Form 8-K                         13

                         PART I - FINANCIAL INFORMATION

ITEM 1.  UNAUDITED FINANCIAL STATEMENTS


                              MACROCHEM CORPORATION
                            UNAUDITED BALANCE SHEETS

                                     ASSETS

                                      September 30,           December 31,
                                          1998                    1997
                                      -------------           ------------
CURRENT ASSETS:

   Cash and cash equivalents          $  6,169,583            $24,952,121
   Marketable securities                15,927,391                    ---
   Accounts receivable                     187,497                    ---
   Prepaid expenses and other
      current assets                       176,060                117,683
                                        ----------             ----------


   TOTAL CURRENT ASSETS                 22,460,531             25,069,804
                                        ----------             ----------


PROPERTY AND EQUIPMENT,
   net of accumulated depreciation:
      1998-$687,169; 1997-$582,769         398,122                281,216
                                        ----------             ----------


OTHER ASSETS:

   Patents, net of accumulated
      amortization: 1998-$ 75,218;
      1997-$59,603                         311,459                268,356
   Deposits                                  4,460                  4,460
                                        ----------             ----------

   TOTAL ASSETS                        $23,174,572            $25,623,836
                                        ==========             ==========


                                                                    (Continued)

                              MACROCHEM CORPORATION
                            UNAUDITED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                      September 30,       December 31,
                                         1998                 1997
                                      -------------       ------------
CURRENT LIABILITIES:

   Capitalized lease obligations     $      4,813        $     18,408
   Accounts payable and accrued
      expenses                            651,317             204,352
   Deferred compensation and
      related accrued interest             92,916              90,140
                                       ----------          ----------

   TOTAL CURRENT LIABILITIES              749,046             312,900
                                       ----------          ----------

DEFERRED REVENUES                         500,000                 ---
                                       ----------          ----------

TOTAL LIABILITIES                       1,249,046             312,900
                                       ----------          ----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:

   Preferred stock                            ---                 ---
   Common stock, $.01 par value;
      authorized 60,000,000 shares;
      issued 22,275,245 shares,
      outstanding 22,138,879
      shares at September 30, 1998
      and issued and outstanding
      22,182,865 shares at
      December 31, 1997                   222,752             221,829
   Additional paid-in capital          47,243,839          46,923,677
   Unearned compensation              (   183,466)        (   169,322)
   Accumulated deficit                (24,705,114)        (21,665,248)
                                       ----------          ----------
      Total paid in capital and
         accumulated deficit           22,578,011          25,310,936
      Less cost of treasury stock
         (136,366 shares)             (   652,485)                ---
                                       ----------          ----------

TOTAL STOCKHOLDERS' EQUITY             21,925,526          25,310,936
                                       ----------          ----------

TOTAL LIABILITIES AND
   STOCKHOLDERS' EQUITY              $ 23,174,572        $ 25,623,836
                                       ==========          ==========

The accompanying notes are an integral part of these unaudited financial statements.

                                                                    (Concluded)

                              MACROCHEM CORPORATION
                       UNAUDITED STATEMENTS OF OPERATIONS


                                      For the three months         For the nine months
                                      ended September 30,          ended September 30,
                                  ---------------------------   ---------------------------
                                       1998           1997           1998           1997
                                       ----           ----           ----           ----
REVENUES:

   Research contracts             $        ---   $        ---   $        ---   $     50,000
   Product sales                           ---            ---            ---            650
                                     ---------     ----------     ----------     ----------

      TOTAL REVENUES                       ---            ---            ---         50,650
                                     ---------     ----------     ----------     ----------

OPERATING EXPENSES:

   Marketing, general and
      administrative                   479,664        621,310      1,433,904      1,501,218
   Research and development            758,232        465,748      2,479,768      1,634,269
   Consulting fees with related
      parties                           12,000         12,000         36,000         18,000
                                    ----------     ----------     ----------     ----------

      TOTAL OPERATING EXPENSES       1,249,896      1,099,058      3,949,672      3,153,487
                                    ----------     ----------     ----------     ----------

      LOSS FROM OPERATIONS         ( 1,249,896)   ( 1,099,058)   ( 3,949,672)   ( 3,102,837)
                                    ----------     ----------     ----------     ----------

OTHER INCOME (EXPENSE):

   Interest income                     307,983         81,950        913,728        273,368
   Interest expense                (       890)   (     1,679)   (     3,921)   (     5,824)
                                    ----------     ----------     ----------     ----------

      TOTAL OTHER INCOME               307,093         80,271        909,807        267,544
                                    ----------     ----------     ----------     ----------

NET LOSS                          $(   942,803)  $( 1,018,787)  $( 3,039,865)  $( 2,835,293)
                                    ==========     ==========     ==========     ==========

BASIC AND DILUTED
   NET LOSS PER SHARE             $(      0.04)  $(      0.06)  $(      0.14)  $(      0.18)
                                    ==========     ==========     ==========     ==========

SHARES USED TO COMPUTE
   BASIC AND DILUTED NET
   LOSS PER SHARE                   22,248,985     16,258,298     22,206,531     16,015,447
                                    ==========     ==========     ==========     ==========



The accompanying notes are an integral part of these unaudited financial statements.

                              MACROCHEM CORPORATION
                       UNAUDITED STATEMENTS OF CASH FLOWS

                                                        For The Nine Months
                                                        Ended September 30,
                                                   -----------------------------
                                                        1998            1997
                                                        ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Loss                                        $( 3,039,865)   $( 2,835,293)
                                                     ----------      ----------

   Adjustments to reconcile net loss to net cash
      used by operating activities:
         Depreciation and amortization                  132,991          92,800
         Stock-based compensation                        92,683         402,507
         Loss on disposal of equipment                      ---           1,900
         Amortization of discounts on
            marketable securities                   (   309,243)    (       176)
         Retirement plan contribution in
            common shares                                22,306             ---

   Increase (decrease) in cash from:
      Accounts receivable                           (   187,497)         43,977
      Prepaid expenses and other current assets     (    58,377)    (    75,797)
      Accounts payable and accrued expenses             446,965     (    11,983)
      Deferred compensation and related accrued
         interest                                         2,776           1,994
      Deferred rent                                         ---     (     1,014)
      Deferred revenues                                 500,000          34,850
                                                     ----------      ----------
         Total adjustments                              642,604         489,058
                                                     ----------      ----------
         Net cash used by operating activities      ( 2,397,261)    ( 2,346,235)
                                                     ----------      ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of marketable securities               (37,125,148)            ---
   Proceeds from maturities of
      marketable securities                          21,507,000          22,000
   Expenditures for property and equipment          (   234,283)    (    27,490)
   Additions to patents                             (    58,717)    (    45,451)
                                                     ----------      ----------

      Net cash used for investing activities        (15,911,148)    (    50,941)
                                                     ----------      ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Principal payments on capital lease              (    13,595)    (    28,721)
   Repurchase of common shares                      (   668,494)            ---
   Proceeds from issuance of common stock                   ---             410
   Proceeds from exercise of common stock options       169,432         238,627
   Proceeds from exercise of common stock warrants       38,528         624,300
   Proceeds from exercise of unit purchase options          ---         525,000
                                                     ----------      ----------
      Net cash provided from financing activities   (   474,129)      1,359,616
                                                     ----------      ----------


                                                                    (Continued)

                              MACROCHEM CORPORATION
                       UNAUDITED STATEMENTS OF CASH FLOWS
                                                                    (Continued)

                                       For The Nine Months Ended September 30,
                                       ---------------------------------------
                                         1998                          1997
                                         ----                          ----


NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS              $(18,782,538)                 $(1,037,560)


CASH AND CASH EQUIVALENTS,
   BEGINNING OF PERIOD                 24,952,121                    7,329,881
                                       ----------                    ---------


CASH AND CASH EQUIVALENTS,
   END OF PERIOD                     $  6,169,583                  $ 6,292,321
                                       ==========                    =========



SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

During the nine months ended September 30, 1998 and 1997, cash paid for interest aggregated $1,145 and $3,830, respectively.

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

         In the opinion of management of the Company, the accompanying unaudited financial statements reflect all adjustments which were of a normal recurring nature necessary for a fair presentation of the Company's financial position, results of operations and cash flows for the three and nine months ended September 30, 1998 and 1997.

         The results disclosed in the Unaudited Statements of Operations for the three and nine months ended September 30, 1998 are not necessarily indicative of the results to be expected for the full year.

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

(4) The Company granted 526,000 common stock options under the 1994 Equity Incentive Plan during the nine months ended September 30, 1998. During this same period, 62,000 options under the 1984 Non-Qualified Stock Option Plan, and 23,683 options under the 1994 Equity Incentive Plan were exercised. In addition, during this period, 43,500 options under the 1994 Equity Incentive Plan were canceled. All options were granted with an exercise price at the fair market value of the underlying common stock determined on the date of grant.

(5) In March 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." The Company has determined that the adoption of SFAS No. 130 has no effect on the accompanying financial statements.

(6) Marketable securities are carried at cost and it is the Company's intention to hold these short term securities to maturity.

(7) The Company adopted a 401(k) retirement plan during the three months ended September 30, 1998. This retirement plan includes a Company-provided match of up to 50% of the individual employee's contributions. This matching contribution is made in common stock of the Company. During the three months ended September 30, 1998, the Company matching contribution amounted to approximately $22,000 and is recorded as an expense in the statement of operations.

(8) During the three months ended September 30, 1998, the Company's board of directors approved a common share repurchase program covering up to 1,000,000 shares of common stock. The common shares acquired are reported as treasury stock on the accompanying unaudited balance sheet. As of October 8, 1998, the Company had acquired 154,850 common shares at a cost of approximately $760,000.


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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THREE MONTHS ENDED SEPTEMBER, 1997

         The Company had no revenues in the three months ended September 30, 1998 and 1997.

         Marketing, general and administrative expenses decreased approximately $142,000 (23%) primarily due to a decrease in stock compensation expense of approximately $260,000 which was partially offset by increased consulting fees of approximately $90,000.

         Research and development expenses increased approximately $292,000 (63%) over the comparable 1997 period. Increased toxicological and clinical trial efforts and costs related to the hiring of key research and regulatory affairs executives accounted for most of this increase over 1997.

         Other income increased approximately $227,000, resulting primarily from interest income earned on increased cash and marketable securities.

NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1997

         The Company had no revenue during the nine months ended September 30, 1998 compared to revenues of $50,650 for the nine months ended September 30, 1997.

         Marketing, general and administrative expenses decreased approximately $67,000 (4%) from the comparable 1997 period. A decrease in stock compensation expense of approximately $288,000 was partially offset by increased compensation and recruiting expenses and expenses associated with listing the of the Company's common stock on the NASDAQ National Market.

         Research and development expenses increased approximately $845,000 (52%) over the comparable 1997 period. Increased toxicological studies and clinical trial efforts and costs related to the hiring of key research and regulatory affairs executives accounted for most of this increase over 1997.

         Other income increased approximately $642,000, resulting primarily from interest income earned on increased cash and marketable securities.

YEAR 2000 COMPLIANCE

         Many existing computer programs use only two digits, rather than four, to represent a year. The Year 2000 ("Y2K") problem arises because date-sensitive software or hardware written or developed in this fashion may not be able to distinguish between 1900 and 2000, and programs written in this manner that perform arithmetic operations, comparisons or sorting of date fields may yield incorrect results when processing a Y2K date. The Y2K problem could potentially cause system failures or miscalculations that could disrupt operations.

         The Company has appointed a Director of Year 2000 Compliance who, along with an outside Y2K consultant, is currently performing a review, which includes testing, of the Company's computer systems. The Company believes that this survey of financial and information technology systems will be completed in the fourth quarter of 1998. If Y2K issues are discovered, the Company will evaluate and prioritize the problems. The Company expects to coordinate any Y2K problems with the vendors that supplied the noncompliant systems. The Company expects that any remediation efforts would continue through mid-1999. However, there can be no assurance that the Company's survey will identify all Y2K problems in these systems or that the necessary corrective actions will be completed in a timely manner.

         MacroChem does not write its own application software, but depends on third-party vendors. Therefore, the Company's survey will begin to assess the Company's vulnerability to the Y2K problems of key third-party vendors and service suppliers in the fourth quarter of 1998. The Company intends to continuously identify and prioritize critical vendors and suppliers and communicate with them about their plans and progress in addressing the Y2K problem. The Company intends to implement a policy to exclude the use of any vendors which are not Y2K compliant.

         Based on the efforts described above, the Company currently believes that its systems will be Y2K compliant in a timely manner. However, there can be no assurance that all Y2K problems will be successfully identified, or that the necessary corrective actions will be completed in a timely manner. Failure to successfully identify and remediate such Y2K problems in a timely manner could have a material adverse effect on the Company's results of operations, financial position or cash flow.

         The Company has not created a formal contingency plan for Y2K problems and currently does not intend to create one. However, the Company intends to take appropriate actions to mitigate the effects of third parties' failures to remediate their Y2K issues and for unexpected failures in its own systems. Such actions may include having arrangements for alternate suppliers and using manual intervention where necessary. If it becomes necessary for the Company to take these corrective actions, it is uncertain whether this would result in significant interruptions of business operations or would have a material adverse effect on the Company's results of operations, financial position or cash flow.

         As of September 30, 1998, the Company had not incurred significant costs related to the Y2K problem, and does not expect to in the future. Overall, the Company anticipates that incremental costs to the Company related to the Y2K problem will not exceed $50,000, but there can be no assurance that such costs will not be greater that anticipated.

         Readers are cautioned that forward-looking statements contained in this "Year 2000 Disclosure" section should be read in conjunction with the Company's disclosures appearing in boldface at the end of the "Liquidity and Capital Resources" section on page 12 of this Form 10-Q.

LIQUIDITY AND CAPITAL RESOURCES

         Since inception, the primary source of funding for the Company's operations has been the private and public sale of its securities, and to a lesser extent, the licensing of its proprietary technology, research contracts, and the limited sales of products and test materials.

         The Company's working capital declined approximately $3.0 million from December 31, 1997 to September 30, 1998. This reduction was primarily the result of the Company's net loss from operations, net of non cash items, of $2.4 million, combined with $.7 million expended for the repurchase of common stock.

         Until such time as the Company obtains agreements with third-party licensees or partners to provide sufficient funding for the Company's anticipated business activities or the Company is able to obtain funds through the private or public sale of its securities, the Company's working capital will be utilized to fund its activities.

         Capital expenditures and patent development costs for the nine months ended September 30, 1998 aggregated approximately $293,000. The Company expects capital expenditures and patent development costs for the remainder of the year to increase slightly.

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


                                                      MACROCHEM CORPORATION
                                                      ---------------------
                                                      (Registrant)



November 13, 1998                                     /S/ ALVIN J. KARLOFF
                                                      --------------------
                                                      Alvin J. Karloff
                                                      President & C.E.O.


                                                      /S/ WILLIAM P. JOHNSON
                                                      ----------------------
                                                      William P. Johnson
                                                      Treasurer