Form 10-K
period 1998-12-31
MACROCHEM CORP
filed 1999-03-30
CIK 743884

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)
[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                   For the Fiscal Year Ended December 31, 1998

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                   For the Transition Period from ____ to ____

                         Commission file number 0-13634

                              MACROCHEM CORPORATION
             (Exact name of registrant as specified in its charter)

          Delaware                                         04-2744744
          --------                                         ----------
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                        Identification No.)

                               110 Hartwell Avenue
                       Lexington, Massachusetts 02421-3134
                       -----------------------------------
                    (Address of principal executive offices)
                                 (781) 862-4003
                               (Telephone number)

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the shares of Common Stock held by non-affiliates, based upon the closing price for such stock on February 26, 1999 was approximately $223,000,000. As of February 26, 1999, 22,165,328 shares of Common Stock, $.01 par value, were outstanding.

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

     The Company has also developed a series of new low molecular weight polymers, termed MacroDerm(TM), for cosmetic use and the topical delivery of pharmaceuticals. The Company has developed, tested and evaluated prototypes of MacroDerms and is currently seeking strategic partners to manufacture and market products based upon this technology.

     The Company does not maintain general product liability insurance, since the Company does not market drug products. The Company has ongoing clinical studies and has obtained specific liability insurance relating to such studies. As of December 31, 1998, no asserted liability claims existed against the Company. However, in the future, incidents could give rise to claims which could exceed the Company's insurance coverage and resources.

BUSINESS AGREEMENTS

     On July 1, 1998 the Company signed a global licensing agreement with American Home Products to develop and market a drug formulation incorporating MacroChem's proprietary SEPA(R) penetration enhancement system. The agreement provides for licensing fees, milestone payments, purchase of MacroChem Common Stock and royalties. Most of the payments under the agreement are contingent on achieving milestones related to the development, marketing and sale of the product.

     On January 22, 1997 the Company signed a license and supply agreement with Cytopharm, Inc., a California corporation. Cytopharm invented and is the owner of certain patent rights covering a photo-activated compound for the treatment of certain dermatological diseases. The Company will make available its enhancer for use by Cytopharm and its licensee in the agreed to photo-activated formulation. Cytopharm agrees to pay or cause its licensee to pay royalties to the Company on all license fees, milestone payments, advance royalty payments, other lump-sum payments and running royalty payments with respect to license and sale of such formulation for a period equal to the longer of the life of the Company's patent or ten years from the commencement of commercial marketing of the formulation in each country where the formulation is marketed. In addition, Cytopharm must pay a minimum royalty of $100,000 per year beginning January 22, 2002, subject to the receipt of an approved NDA for the formulation. The Company has not received any royalties under this agreement to date.

RESEARCH AND DEVELOPMENT

     The Company conducts its research and development activities through its own staff and facilities, as well as through collaborative arrangements with universities, contract research organizations and independent consultants. As of March 1, 1999, the Company had 29 full-time employees, 19 of whom are devoted to research and development and regulatory affairs. In addition, two Company officers devote approximately 75% of their time to research and development. Research and developmental expenditures approximated $4,318,800, $2,084,800 and $1,736,600 during the years ended December 31, 1998, 1997 and 1996, respectively. The Company is dependent upon third parties to conduct clinical studies, obtain U.S. Food and Drug Administration ("FDA") and other regulatory approvals and manufacture and market a finished product.

     The Company anticipates incurring significant development expenditures in the future as it continues its efforts to expand its toxicological and clinical studies of certain drugs. The Company conducts stability studies, tests its unique formulations and designs manufacturing processes for its SEPA compounds and adhesive and polymer technologies at its facility and other facilities. The Company has cGMP (current Good Manufacturing Practices) facilities for the manufacture of dosage forms for clinical evaluations.

PRODUCTS AND TECHNOLOGIES

BACKGROUND

     To be effective, drugs must reach an intended site in the body, at an effective concentration, and for an appropriate length of time. Traditional methods of drug administration, such as oral ingestion, intramuscular and intravenous injections and inhalation, are effective for a wide variety of drugs. However, depending upon the given drug, each method may have disadvantages. For example, following oral administration, a drug must pass through the gastrointestinal system to be absorbed and may be metabolized or broken down in the stomach, intestines or liver, resulting in a lower amount of unchanged drug at the target site for its action. As a result, higher dosages of the drug must be administered orally to produce the desired effect, which may cause irritation of the gastrointestinal tract and systemic toxicity.

     In addition, the rate at which an orally administered drug is absorbed may vary depending on several factors, including the drug's chemical properties, the length of time the drug remains in the gastrointestinal tract and the patient's meal patterns. Although the pharmaceutical industry has investigated a variety of alternative approaches for dealing with drug adverse events and loss of efficacy following oral dosing, through enteric coating of tablets, formulating with various waxes and cellulosic materials, microencapsulation and compressing tablets in various layers, the desired effects of these approaches are not always reproducible from patient to patient or effective in bypassing metabolism.

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

THE COMPANY'S DRUG DELIVERY SYSTEMS AND OTHER PROPOSED PRODUCTS

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

     The Company has conducted early clinical studies with several drug formulations containing SEPA where SEPA has been demonstrated to enhance transdermal penetration of the specific drug within in vitro testing. Clinical studies have included Phase I trials in which safety and tolerance of a topical application of the drug formulation were assessed and Phase II trials in which efficacy of the specific drug was evaluated in an appropriate clinical condition.

     The Company has designed and sponsored clinical trials of Topiglan(TM), the Company's topical formulation of alprostadil and SEPA for use in the treatment of erectile dysfunction. Testing has established safety and tolerance in both normal volunteers and patients with the target disease. In addition, randomized controlled trials have demonstrated effectiveness of the alprostadil formulation in patients with erectile dysfunction. The Company is also conducting laboratory and clinical studies with SEPA formulations of nonsteroidal anti-inflammatory drugs for topical application in pain management.

     In addition to the ongoing clinical development programs cited above, the Company, in association with third parties, is currently conducting pre-clinical studies with SEPA formulations in combination with specific drugs for a variety of other applications.

     The Company believes that SEPA compounds can be used with a broad variety of new and existing drugs to enhance their commercial value. The therapeutic effectiveness and improved convenience of a transdermal SEPA product may substantially expand the existing market for a drug. In addition, a formulation containing a SEPA compound may prove to be a superior alternative to the existing methods of administering certain drugs.

MACRODERM(TM) DRUG DELIVERY SYSTEM

     The Company has developed a series of new low molecular weight polymers, termed MacroDerm, for use in cosmetics and in the superficial dermal delivery of pharmaceuticals. Potential applications include their use with sunscreens, moisturizers, and insect repellents. The Company has synthesized, tested and evaluated prototypes of MacroDerms and is currently seeking strategic partners to manufacture and market specific MacroDerm products.

COMPETITION

     The Company competes with numerous firms, many of which are large, multi-national organizations with worldwide distribution. The Company believes that its major competitors in the drug delivery sector of the health care industry include ALZA Corporation, Cygnus Therapeutic Systems, Elan Corporation, plc., Novartis and Pfizer. These firms have substantially greater capital resources, research and development and technical staffs, facilities and experience in obtaining regulatory approvals, as well as in manufacturing, marketing and distribution of products, than the Company. Recent trends in this area are toward further market consolidation of large drug companies into a smaller number of very large entities, further concentrating financial, technical and market strength and increasing competitive pressure in the industry. Academic institutions, hospitals, governmental agencies and other public and private research organizations are also conducting research and seeking patent protection and may develop competing products or technologies of their own through joint ventures or other arrangements. In addition, recently developed technologies or technologies that may be developed in the future may or could be the basis for competitive products. No assurance can be given that the Company's competitors will not succeed in developing technologies and products that are more effective or less costly to use than any that are currently being developed by the Company.

     Alprostadil, a synthetic prostaglandin E1 (PGE1), and Viagra(R), are the only drugs approved for marketing in the United States for erectile dysfunction. PGE1 is available in two dosage forms. Caverject(R), marketed by Pharmacia & Upjohn, is administered by needle injection directly into the penis. The second product, developed by Vivus, is a pellet form of the drug administered through a tube inserted into the urethra. In contrast to the invasive forms now available, MacroChem believes that a topical gel formulation applied to the penis will be the preferred dosage form for treatment of this disorder. Viagra(R), an oral product of Pfizer, was approved by the FDA in 1998.

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

EMPLOYEES

     As of March 1, 1999, the Company had 29 full time employees, 19 of whom are devoted to research and development and regulatory affairs. In addition, two Company officers devote approximately 75% of their time to research and development.

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

     Preclinical studies involve laboratory evaluation of product characteristics and animal studies to assess the efficacy and safety of the product. Human clinical trials are typically conducted in three sequential phases, but the phases may overlap. Phase I trials consist of testing of the product in a small number of normal volunteers primarily for safety. In Phase II, in addition to safety, the efficacy of the product is evaluated in a small patient population. Phase III trials typically involve multicenter testing for safety and clinical efficacy in an expanded population of patients at geographically dispersed test sites. A clinical plan, or "protocol," accompanied by the identification of the institutions participating in the trials, must be submitted to the FDA prior to commencement of each clinical trial. The FDA may order the temporary or permanent discontinuation of a clinical trial at any time if adverse events that endanger patients in the trials are observed. In addition, the FDA may request Phase IV clinical trials, to be performed after marketing approval, to resolve any lingering questions.

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

     The results of the preclinical and clinical studies on new drugs are submitted to the FDA in the form of NDAs for approval to commence commercial sales. Following extensive review, the FDA may grant marketing approval, require additional testing or information or deny the application. Continued compliance with all FDA requirements and the conditions in an approved application, including product specifications, manufacturing process and labeling requirements, are necessary for all products. Failure to comply, or the occurrence of unanticipated adverse events during commercial marketing, could lead to the need for labeling changes, product recall, seizure, injunctions against distribution or other FDA-initiated action, which could delay further marketing until the products are brought into compliance.

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

     The NDA itself is a complicated and detailed document and must include the results of extensive animal, clinical and other testing, the cost of which is substantial. Although the FDA is required to review applications within 180 days of filing, in the process of reviewing applications the FDA frequently requests that additional information be submitted and starts the 180-day regulatory review period anew when the requested additional information is submitted. The effect of such requests and subsequent submissions can significantly extend the time for the NDA review process. Until an NDA is actually approved, no assurance can be given that the information requested and submitted will be considered adequate by the FDA to justify approval.

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

PATENTS AND LICENSE RIGHTS

     During 1998, the Company was granted one U.S. and one European patent. The U.S. patent is directed to the Company's MacroDerm cationic polymers. The European patent, with coverage in eight countries, is directed to the combination of iontophoresis with certain classes of skin penetration enhancing compounds.

     The Company also received Notices of Allowance for two U.S. applications. One of these is directed to other aspects of the MacroDerm cationic polymers. The second is directed to topical formulations for Hormone Replacement Therapy which incorporate the Company's SEPA skin penetration enhancing compounds.

     Also during 1998, the Company filed one U.S. provisional application directed to antifungal nail lacquer products and three International PCT Applications corresponding to previously filed U.S. applications directed to the Company's Topiglan(TM), NSAID, and Hormone Replacement Therapy products which incorporate SEPA skin penetration enhancers.

     Prosecution is ongoing in the United States for the MacroDerm non-cationic polymer and NSAID patent applications and it is expected that allowable subject matter will be acknowledged by the U.S. Patent and Trademark Office in 1999 in each of these applications.

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

HISTORY OF OPERATING LOSSES; NEED FOR CONTINUED WORKING CAPITAL

     The Company has been engaged primarily in research and development since its inception in 1981 and has derived limited revenues from feasibility studies, the commercial sale of its products and licensing of certain technology. The Company has had no revenues relating to the sale of any products currently under development. The Company has incurred net losses every year since its inception and the Company anticipates that losses may continue for the foreseeable future. See Item 8, "Financial Statements and Supplementary Data." At December 31, 1998, the Company's accumulated deficit was approximately $26.5 million. The Company's ability to continue operations after its current capital resources are exhausted depends on its ability to obtain additional financing and achieve profitable operations, as to which no assurance can be given. However, the Company believes that its financial resources are sufficient to meet planned operating activities for at least the next 12 months.

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

     The Company's proposed products are in the early development stage, require significant further research, development, testing and regulatory clearances and are subject to the risks of failure inherent in the development of products based on innovative technologies. These risks include the possibilities that any or all of the proposed products may be found to be ineffective or toxic, or otherwise may fail to receive necessary regulatory clearances; that the proposed products, although effective, may be uneconomical to market; or that third parties may market superior or equivalent products. Due to the extended testing and regulatory review process required before marketing clearance can be obtained, the Company does not expect to be able to realize royalty revenues from the sale of any drugs in the near term.

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

RELIANCE ON KEY EMPLOYEES; LIMITED PERSONNEL; ABILITY TO ATTRACT AND RETAIN QUALIFIED SCIENTISTS

     The success of the Company is dependent on the efforts and abilities of Dr. Carlos M. Samour, its Chairman of the Board of Directors and Scientific Director, Alvin J. Karloff, its Chief Executive Officer and President, Dr. Stephen J. Riggi, its Vice President, Operations and Dr. Paul J. Schechter, its Vice President, Drug Development & Regulatory Affairs. Dr. Samour, Mr. Karloff and Dr. Riggi are employed by the Company under employment agreements that are of indefinite length and include non-disclosure and non-competition provisions. The loss of Dr. Samour or Mr. Karloff could have a material adverse effect on the Company's business.

     The Company's business also depends on access to scientific talent, competition for which is intense and can be expected to increase. There can be no assurances that the Company will be able to retain its existing personnel or to attract additional qualified employees.

COMPETITION; GOVERNMENT REGULATION; PATENTS AND LICENSE RIGHTS

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

UNCERTAINTY OF PHARMACEUTICAL PRICING AND RELATED MATTERS

     The future revenues and profitability of, and availability of capital for biomedical and pharmaceutical companies may be affected by the continuing efforts of governmental and third-party payers to contain or reduce the costs of health care through various means. For example, in certain foreign markets pricing or profitability of prescription pharmaceuticals is subject to government control and to reform in the health care system. In the United States, there have been, and the Company expects there will continue to be, a number of federal and state proposals to implement similar government control.

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

ITEM 2. PROPERTIES.

     The Company leases 9,702 square feet of office and laboratory space in Lexington, Massachusetts. Details of the lease agreements are set out in Note 6 of the financial statements included in Item 8 of this Report and in the forms of lease and amendment included as exhibits to this Report.

ITEM 3. LEGAL PROCEEDINGS.

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of security holders during the three months ended December 31, 1998, through the solicitation of proxies or otherwise.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

MARKET PRICE OF SECURITIES AND RELATED MATTERS

     The Company's Common Stock is traded on NASDAQ under the symbol "MCHM." The following chart sets forth the range of high and low closing prices for the Common Stock for the periods indicated as obtained from NASDAQ:

                                                COMMON STOCK
                                                    MCHM
         YEAR ENDED                          HIGH           LOW
         DECEMBER 31, 1997
         First Quarter                     $7  3/4       $4 15/16
         Second Quarter                     7  7/16       4  1/4
         Third Quarter                      9  1/2        4  3/4
         Fourth Quarter                    14  3/4        6  3/16

         DECEMBER 31, 1998
         First Quarter                     13  3/8        7  1/2
         Second Quarter                    12  7/8        7
         Third Quarter                      8  7/16       3  1/8
         Fourth Quarter                     9  3/8        5  1/16

     The above quotations represent prices between dealers and do not include retail markups, markdowns or commissions and may not necessarily reflect actual transactions. As of December 31, 1998, there were 433 record holders of the Company's Common Stock.

     The Company has never paid dividends on its Common Stock and its Board of Directors does not contemplate declaring any dividends in the foreseeable future. The Company presently intends to retain earnings, if any, to finance research, development, and expansion of its business.

RECENT SALES OF UNREGISTERED SECURITIES

     During 1998, the Company issued the following securities which were not registered under the Securities Act of 1933 at the time the securities were issued:

     o On May 22, 1998, 355 shares of the Company's Common Stock were issued to a consultant in consideration of services to the Company.

     o On November 12, 1998, 6,158 shares of the Company's Common Stock were issued to its investment banker in consideration of services to the Company.

     The transactions described above were effected in reliance upon the exemption from the registration requirements of the Securities Act of 1933 provided by section 4(2) thereof on the basis that such transactions did not involve any public offering.

ITEM 6. SELECTED FINANCIAL DATA.


                                                                 Years Ended December 31,

                                      1994               1995            1996             1997            1998
                                      ----               ----            -----            -----           ----
STATEMENTS OF
OPERATIONS DATA:

Total revenues                  $     44,710       $     17,493     $    129,786     $   120,350     $   274,749
Research and development             864,123          1,238,070        1,736,561       2,084,826       4,318,758
Net loss                          (1,969,442)        (2,465,837)      (3,139,796)     (3,569,113)     (4,842,871)
Basic and diluted net
   loss per share                      (0.17)             (0.20)           (0.21)          (0.21)          (0.22)
Shares used to compute
   basic and diluted net
   loss per share                 11,558,105         12,331,560       15,239,080      16,638,401       22,204,105

Balance Sheet Data:

Working capital                 $  3,615,608       $  4,532,623     $  7,127,252     $24,756,904     $19,891,936
Current assets                     3,955,357          4,962,562        7,495,715      25,069,804      20,756,671
Total assets                       4,437,600          5,462,625        8,063,750      25,623,836      21,509,724
Current liabilities                  339,749            429,939          368,463         312,900         864,735
Capitalized lease obligations         59,715             91,861           57,038          18,408             ---
Total liabilities                    387,792            486,198          386,871         312,900       1,364,735
Stockholders' equity               4,049,808          4,976,427        7,676,879      25,310,936      20,144,989

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following discussion of the financial condition and results of operations for the Company should be read in conjunction with the accompanying financial statements and related footnotes.

GENERAL

     MacroChem's primary business is the development of pharmaceutical products for commercialization by applying SEPA(R) (Soft Enhancer of Percutaneous Absorption), its patented drug delivery technology. SEPA compounds, when properly combined with drugs, provide pharmaceutical formulations (creams, gels, solutions, etc.) that enhance the transdermal delivery of drugs into the skin or into the bloodstream. The Company currently derives no significant revenue from product sales, royalties or license fees. The Company plans to develop specific SEPA formulations for use with proprietary and non-proprietary drugs manufactured by pharmaceutical companies, and to commercialize these products through the formation of partnerships, strategic alliances and license agreements with those companies. In order to attract strategic partners the Company is conducting clinical testing of certain SEPA-enhanced pharmaceuticals.

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

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1998 COMPARED TO THE YEAR ENDED DECEMBER 31, 1997

     For the year ended December 31, 1998, the Company's net loss was approximately $4,842,900 as compared to a loss of approximately $3,569,100 for the previous year, a 36% increase. For 1998 and 1997, the Company realized operating revenues of approximately $274,700 and $120,400, respectively, which were primarily from feasibility studies.

     Research and development costs increased by approximately $2,234,000 from $2,084,800 in 1997 to $4,318,800 in 1998, a 107% increase. This increase reflects the Company's continued acceleration of clinical testing of its products and increased internal research and development efforts. The Company expects that research and development costs will continue to increase substantially in 1999, reflecting increased clinical testing efforts.

     Marketing, general and administrative expenses for 1998 aggregated approximately $1,925,000, a reduction of approximately $67,200, or 3%, from 1997's total of approximately $1,992,200, reflecting lower stock-based compensation and consulting expenses partially offset by increased regulatory fees and recruiting expenses. The Company expects that marketing, general and administrative expenses will remain essentially the same for 1999 with the exception of routine salary increases.

     Other income increased from a net amount of approximately $417,500 in 1997 to approximately $1,174,200 in 1998. This increase reflects investment income resulting from the investment of proceeds received from the exercise of Class A and Class AA warrants during the latter part of 1997. With the exception of outstanding stock options and warrants, at December 31, 1998 the Company does not have any significant outstanding equity instruments which may provide a source of funds in the future.

YEAR ENDED DECEMBER 31, 1997 COMPARED TO THE YEAR ENDED DECEMBER 31, 1996

     For the year ended December 31, 1997, the net loss was approximately $3,569,100 as compared to a loss of $3,139,800 for the previous year, a 14% increase. For the 1997 and 1996 years, the Company realized operating revenues of approximately $120,400 and $129,800, respectively, which were primarily from feasibility studies.

     Research and development costs increased by approximately $348,200 from $1,736,600 in 1996 to $2,084,800 for 1997, representing a 20% increase. This increase reflects the Company's continued acceleration of clinical testing of its products and increased internal research and development efforts.

     Marketing, general and administrative expenses for 1997 aggregated approximately $1,992,200, an increase of $99,600, or 5%, from 1996's total of $1,892,600, reflecting increased securities registration expenses offset in part by a reduction in general consulting expenses.

     Other income increased from a net amount of $371,600 in 1996 to $417,500 in 1997. This increase reflects the investment income resulting from the investment of proceeds received from the exercise of common stock equivalents during the latter part of 1997.

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

     The Company has appointed a Director of Year 2000 Compliance who, along with an outside Y2K consultant, recently performed a review, which included testing, of the Company's computer systems. This review of internal financial and information technology systems was completed in the fourth quarter of 1998. The Company has evaluated and prioritized the problems, which are not considered significant. The Company expects to continue to coordinate any Y2K problems with the vendors that supplied noncompliant systems. The Company expects that any remediation efforts would continue through mid-1999. However, there can be no assurance that the Company's survey will identify all Y2K problems in these systems or that the necessary corrective actions will be completed in a timely manner.

     The Company does not write its own application software, but depends on third-party vendors. The Company intends to continuously identify and prioritize critical vendors and suppliers and communicate with them about their plans and progress in addressing the Y2K problem. The Company intends to implement a policy to exclude the use of any vendors which are not Y2K compliant.

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

     As of December 31, 1998, the Company had not incurred significant costs related to the Y2K problem, and does not expect to do so in the future. Overall, the Company anticipates that incremental costs to the Company related to the Y2K problem will not exceed $50,000, but there can be no assurance that such costs will not be greater that anticipated.

LIQUIDITY AND CAPITAL RESOURCES

     Since inception, the primary source of funding for the Company's operations has been the private and public sale of its securities, and to a lesser extent, the licensing of its proprietary technology and products, government grants and the limited sales of products and test materials. During 1998, the Company received aggregate net proceeds of approximately $211,000 from the exercise of stock options and stock warrants, compared to approximately $20.8 million in 1997. At December 31, 1998 working capital was approximately $19.9 million, compared to $24.8 million at December 31, 1997. The reduction in the Company's working capital was due primarily to the cash used by operating activities, the Company's investment in equipment and the repurchase of the Company's common stock. Until such time as the Company obtains agreements with third-party licensees or partners to provide funding for the Company's anticipated business activities or the Company is able to obtain funds through the private or public sale of its securities, the Company's working capital will be utilized primarily to fund its operating activities.

     Pursuant to a plan approved by the Company's Board of Directors, the Company is authorized to repurchase 1,000,000 shares of its common stock to be held as treasury shares for future use. During 1998 the Company repurchased 154,850 shares at an aggregate cost of approximately $758,000. A December 31, 1998, 140,917 repurchased shares remain available for future use and 845,150 shares remain available for repurchase under the plan.

     Capital expenditures and additional patent development costs for the year ended December 31, 1998 were approximately $386,000. The Company anticipates capital expenditures of approximately $300,000 during the fiscal year ending December 31, 1999.

     The Company's long term capital requirements will depend upon numerous factors including the progress of the Company's research and development programs; the resources that the Company devotes to self-funded early stage clinical testing of SEPA-enhanced compounds, proprietary manufacturing methods and advanced technologies; the ability of the Company to enter into additional licensing arrangements or other strategic alliances; the ability of the Company to manufacture products under those arrangements and the demand for its products or the products of its licensees or strategic partners if and when approved for sale by regulatory authorities. In any event, substantial additional funds will be required before the Company is able to generate revenues sufficient to support its operations. There is no assurance that the Company will be able to obtain such additional funds on favorable terms, if at all. The Company's inability to raise sufficient funds could require it to delay, scale back or eliminate certain research and development programs.

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

FUTURE ADOPTION OF ACCOUNTING PRONOUNCEMENTS

     In 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The provisions of SFAS No. 133 will be effective for the Company beginning January 1, 2000. The Company has not completed an evaluation of the effect of adopting SFAS No. 133 to the Company's financial position or results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

CASH AND CASH EQUIVALENTS

     As of December 31, 1998, the Company is exposed to market risks which relate primarily to changes in U.S. interest rates. The Company's cash equivalents are subject to interest rate risk and will decline in value if interest rates increase. Due to the short duration of these financial instruments, three months or less, changes to interest rates would not have a material effect upon the Company's financial position. A hypothetical 10% change in interest rates would result in an increase or decrease of approximately $118,000 on interest income within the Company's statement of operations.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The information required under this Item 8 is set forth on pages 22 through 35 of this report.

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of MacroChem Corporation:

We have audited the accompanying balance sheets of MacroChem Corporation as of December 31, 1998 and 1997, and the related statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of MacroChem Corporation at December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.





DELOITTE & TOUCHE LLP
Boston, Massachusetts
March 3, 1999


                              MACROCHEM CORPORATION
                                 BALANCE SHEETS
                                  DECEMBER 31,

ASSETS                             1998         1997       LIABILITIES AND STOCKHOLDERS' EQUITY              1998          1997
------                             ----         ----       -------------------------------------             ----          ----

CURRENT ASSETS:                                            CURRENT LIABILITIES:
  Cash and cash equivalents    $20,504,097   $24,952,121     Current portion of capitalized lease
  Accounts receivable               48,393           ---       obligations                             $        ---  $     18,408
  Prepaid expenses and other                                 Accounts payable and accrued expenses          771,172       204,352
    current assets                 204,181       117,683     Deferred compensation and related
                                ----------    ----------       accrued interest                              93,563        90,140
                                                                                                        -----------    ----------

    TOTAL CURRENT ASSETS        20,756,671    25,069,804       TOTAL CURRENT LIABILITIES                    864,735       312,900
                                ----------    ----------                                                -----------    ----------

PROPERTY AND EQUIPMENT (NET)       397,483       281,216   DEFERRED REVENUE                                 500,000           ---
                                ----------    ----------                                                -----------    ----------

OTHER ASSETS:                                                  TOTAL LIABILITIES                          1,364,735       312,900
                                                                                                        -----------    ----------
  Patents,  net                    351,110       268,356
  Deposits                           4,460         4,460   COMMITMENTS & CONTINGENCIES (Note 6)
                                ----------    ----------

    TOTAL OTHER ASSETS             355,570       272,816   STOCKHOLDERS' EQUITY:
                                ----------    ----------     Preferred stock                                    ---           ---
                                                             Common stock, $.01 par value; authorized
                                                               60,000,000 shares; issued 22,281,245 shares,
                                                               outstanding 22,140,328 shares at
                                                               December 31, 1998 and issued and
                                                                 outstanding, 22,182,865 shares
                                                                 at December 31, 1997                       222,812       221,829
                                                             Additional paid-in capital                  47,295,449    46,923,677
                                                             Unearned compensation                      (   170,676)  (   169,322)
                                                             Accumulated deficit                        (26,508,119)  (21,665,248)
                                                                                                         ----------    ----------
                                                             Total                                       20,839,466    25,310,936
                                                             Less cost of treasury stock
                                                               (140,917 shares)                         (   694,477)          ---
                                                                                                         ----------    ----------
                                                               TOTAL STOCKHOLDERS' EQUITY                20,144,989    25,310,936
                                                                                                         ----------    ----------

                                                           TOTAL LIABILITIES AND
TOTAL ASSETS                   $21,509,724   $25,623,836     STOCKHOLDERS' EQUITY                      $ 21,509,724  $ 25,623,836
                                ==========    ==========                                                 ==========    ==========

See notes to financial statements.


                              MACROCHEM CORPORATION
                            STATEMENTS OF OPERATIONS



                                                           Years Ended December 31,
                                               -------------------------------------------


                                                   1998            1997             1996
                                                   ----            ----             ----

Revenues

   Research contracts                        $     274,749    $    120,350    $    129,786
                                               -----------      ----------      ----------


Operating Expenses

   Research and development                      4,318,758       2,084,826       1,736,561
   Marketing, general and administrative         1,925,021       1,992,157       1,892,572
   Consulting fees with related parties             48,000          30,000          12,000
                                               -----------      ----------      ----------

      TOTAL OPERATING EXPENSES                   6,291,779       4,106,983       3,641,133
                                               -----------      ----------      ----------

      LOSS FROM OPERATIONS                    (  6,017,030)    ( 3,986,633)    ( 3,511,347)
                                               -----------      ----------      ----------

Other Income (Expense)

   Interest income                               1,178,825         424,742         383,596
   Interest expense                           (      4,666)    (     7,222)    (    12,045)
                                               -----------      ----------      ----------


      TOTAL OTHER INCOME                        1,174,159          417,520         371,551
                                               -----------      ----------      ----------

      NET LOSS                               $(  4,842,871)   $( 3,569,113)   $( 3,139,796)
                                               ===========      ==========      ==========

BASIC AND DILUTED NET LOSS
   PER SHARE                                 $(        .22)   $(       .21)   $(       .21)
                                               ===========      ==========      ==========

SHARES USED TO COMPUTE BASIC
   AND DILUTED NET LOSS PER
   SHARE                                       22,204,105       16,638,401      15,239,080
                                               ==========       ==========      ==========

See notes to financial statements.


                                                         MACROCHEM CORPORATION
                                                  STATEMENTS OF STOCKHOLDERS' EQUITY


                                                                                            Total Paid-In
                        Common Stock Shares           Additional                              Capital and     Cost of      Total
                                             Common    Paid-In     Unearned    Accumulated   Accumulated     Treasury  Stockholders'
                        Issued    Treasury   Stock     Capital   Compensation   Deficit        Deficit        Stock        Equity
------------------------------------------------------------------------------------------------------------------------------------


BALANCE,
  JANUARY 1, 1996     13,129,321            $131,293 $19,801,473  $     ---   $(14,956,339) $  4,976,427    $    ---   $  4,976,427

Exercise of common
  stock warrants         726,667               7,267   2,227,984        ---            ---     2,235,251                  2,235,251
Exercise of common
  stock options          251,861               2,519     442,887        ---            ---       445,406                    445,406
Exercise of unit
  purchase options     1,492,500              14,925   2,596,950        ---            ---     2,611,875                  2,611,875
Stock based
  compensation               925                   9     770,381   (222,674)           ---       547,716                    547,716
Net loss                     ---       ---       ---         ---        ---    ( 3,139,796)  ( 3,139,796)        ---    ( 3,139,796)
                      ----------   -------   -------  ----------    -------     ----------    ----------     -------     ----------

BALANCE,
  DECEMBER 31, 1996   15,601,274             156,013  25,839,675   (222,674)   (18,096,135)    7,676,879         ---      7,676,879

Exercise of common
  stock warrants       4,491,590              44,916  16,938,240        ---            ---    16,983,156                 16,983,156
Exercise of common
  stock options          291,501               2,915     692,087        ---            ---       695,002                    695,002
Exercise of unit
  purchase options     1,757,500              17,575   3,058,050        ---            ---     3,075,625                  3,075,625
Stock based
  compensation            41,000                 410     395,625     53,352            ---       449,387                    449,387
Net loss                     ---       ---       ---         ---        ---    ( 3,569,113)  ( 3,569,113)        ---    ( 3,569,113)
                      ----------   -------   -------  ----------    -------     ----------    ----------     -------     ----------

BALANCE,
  DECEMBER 31, 1997   22,182,865             221,829  46,923,677   (169,322)   (21,665,248)   25,310,936         ---     25,310,936

Exercise of common
  stock warrants           6,342                  63      38,465                                  38,528                     38,528
Exercise of common
  stock options           91,683                 917     171,139                                 172,056                    172,056
Purchase of treasury
  stock                           (154,850)                                                                 (757,599)   (   757,599)
Stock based
  compensation               355     6,158         3     139,352   (  1,354)                     138,001      27,896        165,897
Stock issued to
  401(k) trust                       7,775                22,816                                  22,816      35,226         58,042
Net loss                     ---       ---       ---         ---        ---    ( 4,842,871)  ( 4,842,871)        ---    ( 4,842,871)
                      ----------   -------   -------  ----------    -------     ----------    ----------     -------     ----------
BALANCE,
  DECEMBER 31, 1998   22,281,245  (140,917) $222,812 $47,295,449  $(170,676)  $(26,508,119) $ 20,839,466   $(694,477)  $ 20,144,989
                      ==========   =======   =======  ==========    =======     ==========    ==========     =======     ==========

See notes to financial statements.

                             MACROCHEM CORPORATION
                            STATEMENTS OF CASH FLOWS

                                                                    Years Ended December 31,
                                                        ---------------------------------------------

                                                               1998           1997           1996
                                                               ----           ----           ----

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                              $( 4,842,871)   $( 3,569,113)   $(3,139,796)
                                                           ----------      ----------      ---------

   Adjustments to reconcile net loss to net
     cash used by operating activities:
       Depreciation and amortization                          181,175         123,888        116,967
       Abandoned patent costs                                   5,604             ---            ---
       Loss on disposal of equipment                              ---           1,800            ---
       Stock-based compensation                               165,897         448,977        547,716
       Amortization of discounts on
         marketable securities                                    ---             ---     (   70,845)
       401(k) contributions in company common stock            58,042             ---            ---
       Increase (decrease) in cash from:
         Accounts receivable                              (    48,393)         43,977     (   43,977)
         Prepaid expenses and other current assets        (    86,498)    (    17,650)        12,258
         Accounts payable and accrued expenses                566,820     (    36,986)    (   11,396)
         Deferred compensation and related accrued
           interest                                             3,423           2,659     (   47,180)
         Deferred rent                                            ---     (     1,014)    (    5,928)
         Deferred revenue                                     500,000             ---            ---
                                                           ----------      ----------      ---------

         Total adjustments                                  1,346,070         565,651        497,615
                                                           ----------      ----------      ---------

Net cash used by operating activities                     ( 3,496,801)    ( 3,003,462)    (2,642,181)
                                                           ----------      ----------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sale of equipment                                ---             100            ---
   Purchases of marketable securities                             ---             ---     (5,743,755)
   Purchase of certificates of deposit                            ---             ---     (  734,732)
   Proceeds from maturities of
     marketable securities                                        ---          21,824      6,771,000
   Proceeds from maturities of certificates of deposit            ---             ---      1,015,000
   Expenditures for property and equipment                (   277,445)    (    48,991)    (  136,306)
   Additions to patents                                   (   108,355)    (    62,794)    (   48,633)
                                                           ----------      ----------      ---------

Net cash (used) provided by investing activities          (   385,800)    (    89,861)     1,122,574
                                                           ----------      ----------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Purchase of company stock                            (   757,599)            ---            ---
     Principal payments on capital lease                  (    18,408)    (    38,630)    (   34,823)
     Proceeds from issuance of common stock                       ---             410            ---
     Proceeds from exercise of common stock options           172,056         695,002        445,406
     Proceeds from exercise of common stock warrants           38,528      16,983,156      2,235,251
     Proceeds from exercise of unit purchase options              ---       3,075,625      2,611,875
                                                           ----------      ----------      ---------

Net cash (used) provided by financing activities          (   565,423)     20,715,563      5,257,709
                                                           ----------      ----------      ---------

                                                                    (Continued)

                              MACROCHEM CORPORATION
                      STATEMENTS OF CASH FLOWS (Continued)



                                            Years Ended December 31,
                                -----------------------------------------------

                                      1998             1997            1996
                                      ----             ----            ----

NET (DECREASE) INCREASE IN CASH
  AND CASH  EQUIVALENTS          $( 4,448,024)     $17,622,240     $3,738,102

CASH AND CASH EQUIVALENTS,
  BEGINNING OF YEAR                24,952,121        7,329,881      3,591,779
                                   ----------      -----------      ---------

CASH AND CASH EQUIVALENTS,
  END OF YEAR                     $20,504,097       24,952,121     $7,329,881
                                   ==========       ==========      =========



SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid for interest aggregated $1,243, $4,563, and $9,226, respectively, for the years ended December 31, 1998, 1997 and 1996.

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

The Company has been engaged primarily in research and development since its inception in 1981 and has derived limited revenues from the commercial sale of its products, licensing of certain technology and feasibility studies. The Company has had no revenues relating to the sale of any products currently under development. The Company has incurred net losses every year since its inception and the Company anticipates that losses may continue for the foreseeable future. At December 31, 1998, the Company's accumulated deficit was approximately $26.5 million. The Company's ability to continue operations after its current capital resources are exhausted depends on its ability to obtain additional financing and achieve profitable operations, as to which no assurances can be given. However, the Company believes that its financial resources are sufficient to meet planned operating activities at least through December 31, 1999.

The Company organizes itself as one segment reporting to the chief operating decision maker. Products and services consist primarily of research and development activities in the pharmaceutical industry.

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

CASH AND CASH EQUIVALENTS - Cash equivalents consist of short-term, highly liquid investments with a maturity of three months or less when purchased.

CONCENTRATION OF RISK - Cash and cash equivalents at December 31, 1998 and 1997 are primarily comprised of government agency securities.

PROPERTY AND EQUIPMENT - Property and equipment are stated at cost. Depreciation and amortization are provided on the straight-line method over the estimated useful lives of the related assets which range from five to ten years.

PATENTS - The Company has filed applications for United States and foreign patents covering aspects of its technology. Costs and expenses incurred in connection with pending patent applications are deferred. Costs related to successful patent applications are amortized over the estimated useful lives of the patents, not exceeding 20 years, using the straight-line method. Accumulated costs related to patents or deferred patent application costs that are considered to have limited future value are charged to expense. Accumulated amortization aggregated approximately $79,600 and $59,600, respectively, at December 31, 1998 and 1997.

1.  NATURE OF BUSINESS  AND SUMMARY OF  SIGNIFICANT ACCOUNTING POLICIES
   (CONTINUED)

On an on-going basis, the Company evaluates the recoverability of the net carrying value of various patents by reference to the patent's expected use in drug and other research activities as measured by outside interest in the Company's patented technologies and management's determination of potential future uses of such technologies. As a result of such evaluations, during 1998 the Company wrote off $5,604 of costs associated with patents no longer having value.

INCOME TAXES - The Company accounts for income taxes in accordance with Statement of Financial Accounting Standard ("SFAS") No. 109, "Accounting for Income Taxes", which requires the use of the liability method. The objective of this method is to establish deferred tax assets and liabilities for the temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities using tax rates in effect in the year(s) in which the differences are expected to reverse.

NET INCOME (LOSS) PER SHARE - Basic earnings per share is computed using the weighted average number of common shares outstanding during each year. Diluted earnings per common share reflect the effect of the Company's outstanding options and convertible securities, except where such items would be anti-dilutive. Due to the net losses, reported in 1998, 1997 and 1996, basic and diluted per share amounts are the same. For the years ended December 31, 1998, 1997, and 1996 potential common shares are not included in the per share calculations for diluted EPS, because the effect of their inclusion would be anti-dilutive. Anti-dilutive potential shares not included in per share calculations for 1998, 1997, and 1996 were approximately 3,347,000, 8,711,000, and 8,283,000, respectively.

ACCOUNTING ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The primary estimates underlying the Company's financial statements include the useful lives of the Company's patents, property and equipment, the valuation allowance established for the Company's deferred tax assets, and the underlying assumptions to apply the pricing model to value stock options under SFAS No. 123. Management bases its estimates on certain assumptions, which it believes are reasonable in the circumstances, and while actual results could differ from those estimates, management does not believe that any change in those assumptions in the near term would have a significant effect on the financial position or the results of operations.

STOCK-BASED COMPENSATION - SFAS No. 123 ("Accounting for Stock-Based Compensation") addresses the financial accounting and reporting standards for stock or other equity-based compensation arrangements.

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

RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS - Effective January 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income", which requires businesses to disclose comprehensive income and its components in their general-purpose financial statements. Comprehensive income (loss) is equal to net income (loss) for the years ended December 31, 1998, 1997 and 1996.

Effective January 1, 1998, the Company adopted SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits", which standardizes the disclosure requirements for pensions and other postretirement benefits to the extent practicable, requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis, and eliminates certain disclosures that are no longer deemed useful.

FUTURE ADOPTION OF ACCOUNTING PRONOUNCEMENTS - In 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The provisions of SFAS No. 133 will be effective for the Company beginning January 1, 2000. The Company has not completed an evaluation of the effect of adopting SFAS No. 133 on the Company's financial position and results of operations.

RECLASSIFICATIONS - Certain 1997 and 1996 amounts have been reclassified to conform with the 1998 presentation.

2.  PROPERTY AND EQUIPMENT

Property and equipment consists of the following as of December 31:

                                              1998                    1997
                                              ----                    ----

       Laboratory equipment              $   770,915              $ 589,398
       Office equipment                      208,399                167,331
       Leasehold improvements                149,249                107,256
                                           ---------                -------
              Total                        1,128,563                863,985

       Less:  accumulated depreciation
              and amortization            (  731,080)              (582,769)
                                           ---------                -------

       Property and equipment, net       $   397,483              $ 281,216
                                           =========                =======

3.  ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consists of the following as of December
31:

                                                   1998                  1997
                                                   ----                  ----

        Accounts payable                         $116,246             $ 17,154
        Accrued professional fees                 150,461              173,814
        Accrued clinical trial costs              498,716               13,384
        Accrued miscellaneous                       5,749                  ---
                                                  -------              -------
                                                 $771,172             $204,352
                                                  =======              =======

4.  CAPITALIZED LEASE OBLIGATIONS

Equipment held under capital lease obligations included with owned property and equipment on the balance sheet consisted of the following as of December 31:

                                                       1997
                                                       ----

        Laboratory equipment                       $  113,758
        Less: accumulated amortization              (  62,219)
                                                     --------
                                                   $   51,539
                                                     ========

During 1998, the remaining lease obligations were paid and the equipment title reverted to the Company.

5.  STOCKHOLDERS' EQUITY

AUTHORIZED CAPITAL STOCK - Authorized capital stock consists of 60,000,000 shares of $.01 par value common stock of which 22,281,245 shares are issued (22,140,328 are outstanding) and 5,186,254 are reserved for issuance upon exercise of common stock warrants and options at December 31, 1998. Authorized and unissued preferred stock totals 6,000,000 shares. On August 31, 1998, the Company's Board of Directors authorized the repurchase of up to 1,000,000 shares of common stock at market price. During 1998 the Company repurchased 154,850 common shares. At December 31, 1998, 140,917 repurchased shares remain available for future use and 845,150 shares are available to be repurchased.

STOCK ISSUANCES - The Company had issued 142 units (the "Units") and options for an additional 118.333 Units in connection with a private placement in 1993. A Unit consists of 30,000 shares of the Company's common stock at an exercise price of $1.75 per common share, 10,000 Class A warrants and 10,000 Class AA. Each Class A and AA warrant was convertible to one share of the Company's common stock at a per share exercise price of $3.00 and $4.50 respectively. Outstanding at January 1, 1996 were 108.333 options on Units.

During 1997 and 1996, 58.58 and 49.75 options on Units were exercised and converted into 1,757,500 and 1,492,500 shares of common stock, respectively.

WARRANTS - Outstanding at January 1, 1996 were 2,518,233 Class A, 2,603,233 Class AA and 238,500 Class X warrants. Each warrant was exercisable for one share of common stock at a price per share, subject to adjustment, for $3.00,

$4.50, and $1.75, respectively. The Class A and Class AA warrants were issued subject to the 1993 private placement. The Class X warrants were issued in connection with a private placement occurring in 1992.

During 1996, 592,667 Class A, 81,000 Class AA, and 53,000 Class X warrants were exercised resulting in the issuance of 726,667 shares of common stock for aggregate proceeds of $2,235,251. During 1997, 1,877,666 Class A, 2,463, 924
Class AA, and 150,000 Class X warrants were exercised resulting in the issuance of 4,491,590 shares of common stock for aggregate proceeds of $16,983,156. All unexercised remaining Class A, Class AA and Class X warrants expired during 1997.

In June 1996, in connection with services performed for the Company, the firm of Janssen-Meyers, L.P. ("J-M") received a warrant, exercisable immediately and expiring June 17, 1999, for the purchase of 145,800 shares of the Company's common stock at a price of $6.075 per share. The market price per share on the grant date was $5.125. Effective January 1, 1996, the Company adopted SFAS No. 123 "Accounting for Stock-Based Compensation" which establishes fair value as the measurement basis for transactions in which an entity acquires goods or services from non-employees in exchange for equity instruments. As a result, the 1996 net loss reflects compensation costs of $433,133 associated with the granting of this warrant. The compensation cost is based upon the fair value method calculated on the grant date using the Black/Scholes option pricing model. Key assumptions in applying this pricing model include an expected life of three years, expected volatility of the underlying stock of approximately 94%, and a risk free interest rate of 5.25%. Pursuant to an informal understanding, the Company paid J-M a monthly fee of $5,000 for consulting services from December 1996 through April 1997.

STOCK OPTION PLANS - The Company has three stock option plans, the 1984 Incentive Stock Option Plan (ISO Plan), the 1984 Non-Qualified Stock Option Plan (Non-Qualified Plan) and the 1994 Equity Incentive Plan (1994 Plan). Under the terms of the 1984 ISO and Non-Qualified Plans, the Company may no longer award any options. All options previously granted may be exercised at any time up to ten years from date of award.

Under the terms of the 1994 Plan, the Company may grant options to purchase up to a maximum of 4,000,000 shares of common stock to certain employees, directors and consultants. The options may be awarded as incentive stock options (employees only) and non-incentive stock options (certain employees, directors and consultants).

The 1994 Plan and the ISO Plan state that the exercise price of options shall not be less than fair market value at the date of grant. The exercise price of the Non-Qualified options and the non-incentive options from the 1994 Plan is determined by the Board of Directors. All options become exercisable as specified at the date of grant.

The following table presents activity under all stock option plans:

                                      Weighted Average
                                      Number of Options         Exercise Price
                                      -----------------         --------------

    Outstanding January 1, 1996          2,644,541                 $1.554
         Granted                         1,180,845                  5.573
         Exercised                      (  251,861)                 1.768
         Canceled                       (   20,000)                 4.250
                                         ---------

    Outstanding December 31, 1996        3,553,525                  2.850
         Granted                           247,500                  7.027
         Exercised                      (  291,501)                 2.384
         Expired                        (   10,000)                 4.250
         Canceled                       (   87,820)                 5.682
                                         ---------

    Outstanding December 31, 1997        3,411,704                  3.126
         Granted                           574,200                 10.144
         Exercised                      (   91,683)                 1.877
         Canceled                       (   46,500)                 7.173
                                         ---------

    Outstanding December 31, 1998        3,847,721                  4.159
                                         =========

    Exercisable at December 31:  1998    3,065,518                 $2.890
                                         =========
                                 1997    2,867,204                 $2.582
                                         =========
                                 1996    2,312,501                 $1.610
                                         =========

The weighted average fair values of options granted during 1998, 1997 and 1996 were $8.38, $5.83 and $2.37, respectively.

All options granted during the three year period ended December 31, 1998 were granted at the market price of the stock.

The fair value of options on their grant date was measured using the Black/Scholes option pricing model. Key assumptions used to apply this pricing model are as follows:

                                               1998           1997            1996
                                               ----           ----            ----

Risk-free interest rate                     4.08%-5.88%    5.35%-7.14%        5.25%
Expected life of option grants               10 years       10 years       5-10 years
Expected volatility of underlying stock     71%-112.4%     65.3%-87.7%     59.3%-99.2%
Expected dividend payment rate, as a
  percentage of the stock price on
  the date of grant                            ---            ---             ---

It should be noted that the option pricing model used was designed to value readily tradable stock options with relatively short lives. The options granted to employees are not tradable and have contractual lives of up to ten years.

The following table sets forth information regarding options outstanding at December 31, 1998:

                                                       Weighted Ave.                     Weighted Ave.
   Range of            Number of         Number       Exercise Price-   Weighted Ave.   Exercise Price-
   Exercise             Options        Currently         Options         Remaining        Currently
    Prices            Outstanding     Exercisable       Outstanding        Life          Exercisable
-------------------------------------------------------------------------------------------------------
    $0.43             1,254,080       1,254,080           $ 0.43            2.17            $0.43
  $1.50-$2.00           107,166         107,166           $ 1.82            5.58            $1.82
  $2.75-$4.00           639,600         639,600           $ 3.19            5.48            $3.19
 $4.875-$5.875        1,096,675         961,675           $ 5.59            7.15            $5.55
 $6.064-$8.25           382,200         102,997           $ 6.99            8.72            $7.15
 $9.00-$12.688          368,000             ---           $12.01            9.36              ---

The Company uses the intrinsic value method to measure compensation expense associated with grants of stock options to employees and, prior to December 15, 1995, to suppliers of goods and services. Had the Company used the fair value method to measure compensation, the reported net loss and basic and diluted net loss per share would have been as follows:

                                    1998            1997           1996
                                    ----            ----           ----

    Net loss as reported        $(4,842,871)    $(3,569,113)   $(3,139,796)
    Compensation costs:
         Employee                (2,183,916)     (2,495,545)    (2,560,760)
         Non-Employee            (   26,488)     (   31,785)    (   58,273)
                                  ---------       ---------      ---------

    Proforma net loss           $(7,053,275)    $(6,096,443)   $(5,758,829)
                                  =========       =========      =========

    Proforma basic and diluted
        net loss per share      $(     0.32)    $(     0.37)   $(     0.38)
                                  =========       =========      =========

It should be noted that the proforma amounts presented above are inexact in that the pricing model was designed to value freely-traded options rather than employee stock options. Proforma charges may be understated in relation to future years since these proforma charges do not reflect the financial impact of options granted prior to 1995.

UNEARNED COMPENSATION - The following table sets forth the changes to the Company's reported unearned compensation for the years ended December 31, 1998, 1997 and 1996:

                                              1998         1997         1996
                                              ----         ----         ----

    Balance, January 1                     $ 169,322    $ 222,674    $       0
    Common stock granted to non-employees
       below fair market value                   ---      286,071        4,509
    Options, warrants and common stock
      granted to non-employees at
      fair market value                      117,248      378,422      765,881
    Amortization of unearned compensation   (115,894)    (448,977)    (547,716)
    Unearned compensation forfeited              ---     (268,868)         ---
                                             -------      -------      -------
    Balance, December 31                   $ 170,676    $ 169,322    $ 222,674
                                             =======      =======      =======

STOCK AND STOCK OPTION ISSUANCES -The Company issued 925 common shares and recorded compensation of $4,509 for services rendered in 1996. During 1997, the Company issued 41,000 common shares and recorded unearned compensation of

$286,071 at the date of issuance. During 1998, the Company issued 355 common shares and recorded unearned compensation of $4,504 at the date of issuance. During 1998, the Company issued 6,158 common shares and recorded $50,000 as compensation for services rendered to the Company.

6. COMMITMENTS AND CONTINGENCIES

LEASE COMMITMENTS - The Company has a lease expiring on February 28, 2000 for its operating facility. At December 31, 1998, future minimum lease payments under this lease agreement are as follows: 1999, $174,816, and 2000, $29,136. Total rental expense under all operating leases was approximately $187,400, $162,500 and $106,000 for the years ended December 31, 1998, 1997, and 1996, respectively.

EMPLOYMENT AND CONSULTING AGREEMENTS - The Company has employment and consulting agreements with various consultants and certain key employees, with terms ranging from one year to an indefinite period of time. These agreements provide for annual payments of approximately $735,000. In addition, certain consulting agreements also provide for additional payments to certain consultants related to obtaining a financial placement, sale or licensing of the Company's product or technology to third parties. During the years ended December 31, 1998, 1997 and 1996, no such additional amounts were earned by the related consultants.

ROYALTY AGREEMENTS - The Company has entered into various license agreements which require the Company to pay royalties based upon a set percentage of certain product sales and license fee revenue. There were no such amounts paid in 1998, 1997 and 1996.

7. INCOME TAXES

No income tax provision or benefit has been provided for federal income tax purposes as the Company has incurred losses since inception. As of December 31, 1998, the Company has available net operating loss carryforwards of approximately $25.6 million for federal income tax purposes, expiring through 2018 and $16.7 million for state income tax purposes, expiring through 2003. In addition, the Company has unused investment and research and development tax credits for federal and state income tax purposes aggregating $374,000 and $138,000, respectively. The use of the federal net operating loss may be restricted due to changes in ownership in accordance with definitions as stated in the Internal Revenue Code.

The net tax effect of differences in the timing of certain revenue and expense items and the related carrying amounts of assets and liabilities for financial reporting and tax purposes are not material and, accordingly, are not displayed in the table below. The components of the Company's deferred tax assets as of December 31, 1998 and 1997 are as follows:

                                                1998               1997
                                                ----               ----
    Deferred Tax Assets:
      Net operating loss carryforwards     $ 10,300,000        $ 8,000,000
      Tax credit carryforwards                  511,800            393,000
                                             ----------          ---------
                                           $ 10,811,800        $ 8,393,000
    Valuation allowance                     (10,811,800)        (8,393,000)
                                             ----------          ---------
    Deferred tax asset, net                $        ---        $       ---
                                             ==========          =========

For the years ended December 31, 1998, 1997 and 1996, the valuation allowance was increased by approximately $2,418,800, $1,340,000, and $1,313,000, respectively, due to the uncertainty of future realization of currently generated net operating loss and tax credit carryforwards.

8. EMPLOYEE BENEFIT PLAN

In 1998, the Company established a qualified 401(k) Retirement Plan (the "Plan") under which employees are allowed to contribute certain percentages of their pay, up to the maximum allowed under Section 401(k) of the Internal Revenue Code. Company contributions to the Plan are at the discretion of the Board of Directors. The Company contributed 7,775 shares of common stock in 1998.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not applicable.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth the age, positions, and offices presently held by each Director with the Company:

                              Year
                              First
                             Became a
     Name               Age  Director           Position with Company
------------------------------------------------------------------------------

Carlos M. Samour .....  78    1981     Chairman of the Board of Directors and
                                       Scientific Director

Alvin J. Karloff......  67    1990     Chief Executive Officer, President and
                                       Director

Willard M. Bright ....  85    1993     Director

Peter G. Martin.......  50    1995     Director

Stephen J. Riggi......  61    1996     Vice President, Operations and Director

Michael A. Davis......  57    1997     Director and Consultant

     The following is a brief summary of the background of each Director of the
Company:

     CARLOS M. SAMOUR, PH.D., the Company's Chairman of the Board of Directors and its Scientific Director, founded the Company in 1981. From 1958 until the formation of the Company, Dr. Samour was director of the corporate research laboratory at The Kendall Corporation, a general medical supply company, and its Lexington Laboratory after Kendall was acquired by Colgate-Palmolive Corporation in 1972. Dr. Samour is the inventor of many of the technologies under development by the Company and is responsible for managing research and product development activities. He received an M.S. from the Massachusetts Institute of Technology and a Ph.D. in organic chemistry from Boston University.

     ALVIN J. KARLOFF has served as the Company's Chief Executive Officer and President and as a Director since January 1990. In 1986, Mr. Karloff founded Medical and Scientific Enterprises, Inc., a privately held medical diagnostic equipment company, where he served as Chairman, Chief Executive Officer and President prior to joining the Company. Mr. Karloff was Director of Marketing for Medical Products with New England Nuclear ("NEN"), a Dupont company, from 1984 to 1985, and from 1969 to 1984, he served as Marketing Manager, Sales

Manager, and in several other sales and marketing positions for NEN. Mr. Karloff received a B.S. from the University of Massachusetts.

     WILLARD M. BRIGHT, PH.D., has served as a Director of the Company since December 1992. Since 1982, Dr. Bright has served as a Director (from 1982 to July 1996 as Chairman of the Board of Directors) of Zoll Medical Corporation, a publicly held medical supply company. Since 1973, he has served as a Director of CSS Industries, Inc., a publicly held consumer products company. Prior to 1982, Dr. Bright served as President and Chief Executive Officer of The Kendall Corporation; as President of the Professional Products Division of Warner Lambert; as President of Boehringer Manheim Corporation USA, a manufacturer of medical products and biochemicals; and as President and Director of Curtiss-Wright Corp., a manufacturer of aerospace and industrial products. Dr. Bright received a B.S. and M.S. from the University of Toledo and a Ph.D. in physical chemistry from Harvard University.

     PETER G. MARTIN has served as a Director of the Company since 1995. Since 1990 Mr. Martin has been an independent investment banker and venture capitalist. Prior to 1990 he was a commercial banker. Mr. Martin is also a director of KFX, Inc., a public company that provides energy solutions, and DermaRx Corporation, a public company that provides wound care products and services. Mr. Martin was initially elected to the Board of Directors as the designee of David Russell, who privately purchased 1 million shares of the Company's Common Stock in 1995. Mr. Russell is no longer entitled to designate a Director of the Company. Mr. Martin received a B.A. and J.D. from Fordham University and an M.B.A. from Columbia University.

     STEPHEN J. RIGGI, PH.D., has served as the Company's Vice President, Operations since February 1996 and as a Director of the Company since August 1996. He was President and Chief Executive Officer of Telor Ophthalmic Pharmaceuticals, Inc. from 1989 until 1994. Dr. Riggi served in research and development positions with Lederle Laboratories from 1963 until 1974, and in research and development and operations positions with the Pennwalt Company Pharmaceutical Division, of which he became President in 1985. He is a graduate of the University of Tennessee School of Basic Medical Sciences, where he received master's and doctor's degrees in physiology and pharmacology.

     MICHAEL A. DAVIS, M.D., SC.D., has served as a Director of the Company since 1997. Since 1980 Dr. Davis has been Professor of Radiology and Nuclear Medicine and Director, Division of Radiologic Research, University of Massachusetts Medical School. Since 1982 Dr. Davis has been Adjunct Professor of Surgery at Tufts University School of Veterinary Medicine, and since 1986, Affiliate Professor of Biomedical Engineering at Worcester Polytechnic Institute. He has provided medical consulting services to the Company since 1991. He is also a director of EZ EM, Inc., a public company engaged in supplying oral radiographic contrast media, as well as medical devices. In addition, since February 1999 he has been President and Chief Executive Officer of Versailles Capital Corporation, a public company, and its wholly owned subsidiary, Amerimmune Inc., which is engaged in developing drugs relating to the immune system. Dr. Davis received a B.S. and M.S. from Worcester Polytechnic Institute, an S.M. and Sc.D. from the Harvard School of Public Health, an M.B.A. from Northeastern University and an M.D. from the University of Massachusetts Medical School.

EXECUTIVE OFFICERS

     The executive officers of the Company, their ages and their positions with the Company are as follows:

     Name            Age              Position with Company
     --------------------------------------------------------------------------

Carlos M. Samour..... 78  Chairman of the Board of Directors and Scientific
                          Director
Alvin J. Karloff..... 67  Chief Executive Officer, President and Director
Stephen J. Riggi..... 61  Vice President, Operations and Director
Paul J. Schechter.... 59  Vice President, Drug Development & Regulatory Affairs
William P. Johnson... 54  Treasurer and Secretary

     The following is a brief summary of the backgrounds of Dr. Schechter and Mr. Johnson. The backgrounds of the Company's other executive officers, Dr. Samour, Mr. Karloff and Dr. Riggi, are summarized above.

     PAUL J. SCHECHTER, M.D., PH.D., the Company's Vice President, Drug Development and Regulatory Affairs since May 1998, was from 1973 to 1990 with Merrell Dow Research Institute, where he attained the position of Vice President for Clinical Research. He went on to become Vice President of Fujisawa Pharmaceutical Company from 1990 to 1993. Most recently he served as Senior Vice President, Drug Development with Hybridon, Inc. from 1993 to 1997. Dr. Schechter holds an M.D. and Ph.D. in Pharmacology from the University of Chicago and a B.S. from Columbia University, College of Pharmacy.

     WILLIAM P. JOHNSON, Director of Finance of the Company since 1996, became Treasurer and Secretary of the Company in May 1998. From 1985 to 1989, Mr. Johnson was the Chief Financial Officer for Elscint, Inc. From 1989 to 1991 he was Chief Financial Officer at Collaborative Research, Inc., and from 1991 to 1993 served as its Senior Vice President and General Manager. From 1993 to 1994, Mr. Johnson was a General Consultant for Wellesley Partners, Ltd. He was Chief Financial Officer for USTelecenters, Inc. from 1994 through 1995. Prior to coming to the Company in 1996, Mr. Johnson was sole proprietor of Dekamel Consulting Services. Mr. Johnson holds an M.B.A. from Babson College and a B.S. in Accounting from Boston College.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934 requires the
Company's officers and directors, and persons who beneficially own more than 10 percent of the Company's Common Stock to file reports of ownership and changes in ownership with the Securities and Exchange Commission and the National Association of Securities Dealers, Inc. Based solely on its review of the copies of such reports received by it, and written representations from certain reporting persons that no Forms 5 were required for those persons, the Company believes that during 1998 all filing requirements applicable to its officers, directors, and such 10 percent beneficial owners were complied with, except that Peter Martin filed one late report covering an acquisition made during 1998.

ITEM 11.  EXECUTIVE COMPENSATION.

EXECUTIVE OFFICERS' COMPENSATION

     The following table sets forth the compensation earned by or paid or awarded to Dr. Samour, Mr. Karloff and Dr. Riggi during each of the three fiscal years ended December 31, 1998 and to Dr. Schechter during the fiscal year ended December 31, 1998:

                                  SUMMARY COMPENSATION TABLE

                                                                           Long Term
                                       Annual Compensation             Compensation Awards
--------------------------------------------------------------------------------------------
                                                                   Securities
                                                    Other Annual   Underlying    All Other
Name and Principal                 Salary    Bonus  Compensation    Options    Compensation
Position                  Year        $      $(1)      $(2)            #          $(5)
--------------------------------------------------------------------------------------------

Carlos M. Samour          1998     237,538   42,757   10,889        -----         5,000
  Chairman, Scientific    1997     198,749   35,775   10,894        -----         -----
  Director and Director   1996     185,000   33,300   10,959        280,000       -----

Alvin J. Karloff          1998     237,563   42,761   13,453        -----         5,000
  President, Chief        1997     198,749   35,775   13,046        -----         -----
  Executive Officer and   1996     185,000   33,300   13,140        240,000       -----
  Director

Stephen J. Riggi          1998     175,000   -----     1,175        -----         5,000
  Vice President,         1997     159,167   -----       490        -----         -----
  Operations and          1996(3)  133,557   -----       408        180,000       -----
  Director

Paul J. Schechter         1998(4)  116,667   -----       392        180,000       5,000
  Vice President,
  Drug Development
  & Regulatory Affairs

--------------------------------------------------------------------------------------------

(1) Since March 1992, Dr. Samour and Mr. Karloff have each received, in lieu of retirement benefits, annual payments equal to eighteen percent of their salaries.

(2) Includes amounts paid for taxable group term life insurance. Also includes for Dr. Samour and Mr. Karloff a monthly automobile allowance of $799, plus a health insurance benefit equal to the annual premium each individual pays under separate health insurance policies maintained by their former employers, which health insurance benefit is paid in lieu of any other health, medical or retirement benefits.

(3) Dr. Riggi's employment commenced on February 12, 1996.

(4) Dr. Schechter's employment commenced on May 1, 1998.

(5) Represents the dollar value of Company contributions to the 401(k) Plan which was established in 1998. Company contributions are made in its common stock.

STOCK OPTIONS

     The following table provides information concerning the grant of stock options during 1998 to Dr. Schechter (no stock options were granted during 1998 to Dr. Samour, Mr. Karloff or Dr. Riggi):

                                 OPTION GRANTS IN LAST FISCAL YEAR

                                             Individual Grants
                                    -----------------------------------
                                                                              Potential
                                                                              Realizable
                                                                                Value
                                                                              at Assumed
                                                                              Annual Rates
                      Number of     % of Total                               of Stock Price
                     Securities       Options     Exercise                 Appreciation for
                     Underlying      Granted to    or Base                   Option Term
                      Options       Employees in   Price    Expiration     5%            10%
   Name               Granted (#)   Fiscal Year   ($/Sh)      Date         ($)           ($)
-----------------------------------------------------------------------------------------------

Paul J. Schechter    180,000(1)        31%        12.063    May 2008     1,365,000   3,460,000

-----------------------------------------------------------------------------------------------

(1) The option granted to Dr. Schechter was granted in May 1998 under the Corporation's 1994 Equity Incentive Plan at an exercise price of $12.063 per share. The option expires ten years from the date of grant and vests with respect to 60,000 shares in May in each of 1999, 2000 and 2001.

     The following table provides information concerning unexercised options held by Dr. Samour, Mr. Karloff, Dr. Riggi and Dr. Schechter as of December 31, 1998 (no options were exercised by these persons during the fiscal year ended December 31, 1998):

                      AGGREGATED FISCAL YEAR-END OPTION VALUES

                           Number of Securities             Value of
                               Underlying                 Unexercised
                              Unexercised                In-The-Money
                               Options at                 Options at
                             Fiscal Year-End            Fiscal Year-End
                                   #                        $ (1)
----------------------------------------------------------------------------
                              Exercisable/                Exercisable/
Name                         Unexercisable               Unexercisable
----------------------------------------------------------------------------

Carlos M. Samour (2)         695,080/     NA          $2,250,000/     NA
Alvin J. Karloff           1,080,000/     NA          $6,960,000/     NA
Stephen J. Riggi             120,000/ 60,000            $308,000/154,000
Paul J. Schechter                  0/180,000                  $0/      0

----------------------------------------------------------------------------

(1) The value of Dr. Samour's, Mr. Karloff's, Dr. Riggi's and Dr. Schechter's in-the-money unexercised options at the end of the fiscal year ended December 31, 1998 was determined by multiplying the number of options held by the difference between the market price of the Common Stock underlying the options on December 31, 1998 ($8.438 per share) and the exercise price of the options granted.

(2) Does not include options to purchase 300,000 shares of Common Stock granted to Pierrette Samour, Dr. Samour's wife, of which he is deemed to have beneficial ownership. If such 300,000 options were included, Dr. Samour would be deemed to have had a total of 995,080 exercisable options as of December 31, 1998, the value of which would have been $4,105,000.

DIRECTORS' COMPENSATION

     Each non-employee Director of the Company receives compensation of $4,000 annually, $1,000 per meeting attended, $500 for each committee meeting attended, $300 per telephone meeting and reimbursement of travel expenses in connection with attending meetings of the Board of Directors. Dr. Bright receives additional Director compensation of $1,000 per month. Dr. Samour, Mr. Karloff and Dr. Riggi do not receive any additional compensation for their services as Directors. During 1998 each non-employee Director was granted stock options as follows: Dr. Bright - 30,000; Mr. Martin - 30,000; and Dr. Davis - 30,000. The options are all exercisable at $12.688 per share and vest as to 10,000 shares on each of May 22, 1999, May 22, 2000 and May 22, 2001.

     The Company currently compensates Dr. Davis at the rate of $3,000 per month for medical consulting services.

EMPLOYMENT CONTRACTS, TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL
ARRANGEMENTS

     The Company has entered into employment agreements of indefinite length effective as of November 1, 1992 with each of Dr. Samour and Mr. Karloff. Each agreement currently provides for annual compensation of $250,000. Each agreement also provides for a monthly automobile allowance of $500 net of taxes and a payment, in lieu of retirement benefits, equal to 18% of the individual's base salary. Further, each agreement provides for the payment of 12 months' salary in the event the individual is terminated without cause. In addition, each agreement precludes the individual from competing with the Company during his employment and for a period of one year thereafter, and from disclosing confidential information.

     The Company has entered into an employment agreement of indefinite length effective as of March 25, 1996 with Dr. Riggi. The agreement currently provides for annual compensation of $175,000 and for the payment of six months' salary in the event he is terminated without cause. In addition, the agreement precludes Dr. Riggi from competing with the Company during his employment and for a period of two years thereafter, and from disclosing confidential information.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     The Company's Compensation Committee consists of Dr. Bright (Chairman) and Mr. Martin.

ITEM 12.  SECURITIES OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth, as of February 26, 1999, certain information concerning ownership of the Company's common stock by (i) each person known by the Company to be the beneficial owner of more than five percent (5%) of the Company's common stock, (ii) each of the Company's Directors, (iii) each of the executive officers named in the Summary Compensation Table under "Executive Officers' Compensation" above and (iv) all Directors and executive officers as a group. Except as otherwise indicated, the stockholders listed in the table have sole voting and investment powers with respect to the shares indicated.

NAME AND ADDRESS                       NUMBER OF SHARES
OF BENEFICIAL OWNER (1)               BENEFICIALLY OWNED     PERCENTAGE OF CLASS
--------------------------------------------------------------------------------
Carlos M. and Pierrette E. Samour(2)...   1,459,400                 6.6%
Alvin J. Karloff(2) ...................   1,080,000                 4.9%
Willard M. Bright(2) ..................      76,800                  *
Peter G. Martin(2) ....................      65,270                  *
Stephen J. Riggi(2)....................     180,000                  *
Michael A. Davis(2)....................      25,000                  *
Paul J. Schechter(2)...................      60,000                  *
Peter Janssen(3).......................   1,476,411                 6.6%
   1780 Route 106
   Muttontown, NY 11791
David H. Russell(4)....................   1,100,000                 5.0%
   45 Park Place South, Suite 103
   Morristown, NJ 07960
All Directors and Officers as a Group
   (8 persons) (2).....................   3,013,136                13.6%
--------------------------------------------------------------------------------
* Less than one percent (1%).
(1) The address of Dr. Samour, Mrs. Samour, Mr. Karloff, Dr. Bright, Mr.
    Martin, Dr. Riggi, Dr. Davis and Dr. Schechter is c/o the Company, 110 Hartwell Avenue, Lexington, Massachusetts 02421.
(2) Includes the following number of shares issuable upon the exercise of stock options exercisable within 60 days: Dr. and Mrs. Samour-995,080; Mr. Karloff-1,080,000; Dr. Bright-50,000; Mr. Martin-40,000; Dr. Riggi-180,000;
    Dr. Davis-25,000; Dr. Schechter-60,000; Mr. Johnson-66,666.
(3) Includes 36,450 shares issuable upon the exercise of warrants held by Mr. Janssen, and 33,279 shares issuable upon exercise of a warrant owned by Janssen-Meyers Associates, L.P. ("Janssen-Meyers"). Mr.
    Janssen owns 50% of Janssen-Meyers and has voting and dispositive power over 50% of the shares beneficially owned by Janssen-Meyers.
(4) The 1,100,000 shares shown for Mr. Russell include 100,000 shares owned by Mr. Russell's wife; although Mr. Russell disclaims beneficial ownership of such 100,000 shares.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Not applicable.

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)(1) The following Financial Statements as of December 31, 1998 and 1997 and for the three years in the period ended December 31, 1998 are filed herewith:

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

(a)(3) The following exhibits are filed herewith:

23.1    Consent of Deloitte & Touche LLP

27      Financial Data Schedule

     The following exhibit required to be filed herewith is incorporated by reference to the exhibits to the Company's Annual Report on Form 10-K for the year ended December 31, 1997:

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

     The following exhibits required to be filed herewith are incorporated by reference to the exhibits to the Company's Annual Report on Form 10-K for the year ended December 31, 1996:

4       Stock Purchase Warrant

10.10.2   1984 Non-Qualified Stock Option Plan as amended November 15, 1996*

10.11.1 Second Amendment to Lease Agreement between Lexington BGK Associates, Limited Partnership and MacroChem Corporation for space located at 110 Hartwell Avenue, Lexington, MA 02421

10.13    Form of Employment Agreement between the Company and Dr. Stephen J.
Riggi*

     The following exhibit required to be filed herewith is incorporated by reference to the exhibits to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997:

10.10.3  1984 Incentive Stock Option Plan as amended November 15, 1996*

     The following exhibit required to be filed herewith is incorporated by reference to the exhibits to the Company's Annual Report on Form 10-K for the year ended December 31, 1993:

10.11 Lease agreement between MacroChem Corporation and Phoenix Home Life Mutual Insurance Company for space located at 110 Hartwell Avenue, Lexington, MA 02421.

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

3b       Bylaws

10a      Form of Employment Agreement between the Company and Dr. Carlos M.
Samour*

10b      Form of Employment Agreement between the Company and Mr. Alvin J.
         Karloff*

     The following exhibit required to be filed herewith is incorporated by reference to the exhibits to the Company's Annual Report on Form 10-K for the year ended March 31, 1988:

4.1      Form of Common Stock Certificate

(b) No current reports on Form 8-K were filed in the three-month period ended December 31, 1998.


--------------------------
*Management contract or compensatory plan or arrangement

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          MACROCHEM CORPORATION

Dated:  March 30, 1999                By:/s/Alvin J. Karloff
                                          --------------------
                                          Alvin J. Karloff
                                          President and Chief Executive Officer



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on March , 1999. .

/s/  Alvin J. Karoloff              Chief Executive Officer,
Alvin J. Karloff                    President, and Director


/s/  William P. Johnson             Treasurer, Secretary and Principal
William P. Johnson                  Financial Officer


/s/  Carlos M. Samour               Chairman of the Board of Directors
Carlos M. Samour, Ph.D.             and Scientific Director


/s/  Stephen J. Riggi               Vice President, Operations and
Stephen J. Riggi, Ph.D.             Director


/s/  Willard M. Bright              Director
Willard M. Bright, Ph.D.


/s/  Peter G. Martin                Director
Peter G. Martin


/s/  Michael A. Davis               Director
Michael A. Davis, M.D.