Form 10-Q
period 1999-03-31
MACROCHEM CORP
filed 1999-05-11
CIK 743884

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    Form 10-Q


(Mark One)
[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 1999

                                       or

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


           Delaware                                              04-2744744
--------------------------------                            -------------------
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

     As of March 31, 1999, there were 22,183,434 shares of Common Stock, $.01 par value per share, of the Registrant outstanding.

                              MACROCHEM CORPORATION

                                      INDEX
                                      -----


                                                                    Page Number
                                                                    -----------
PART I   Financial Information

Item 1   Unaudited Financial Statements

              Balance Sheets
              March 31, 1999 and December 31, 1998                      3-4

              Statements of Operations
              Three Months Ended March 31, 1999 and 1998                 5

              Statements of Cash Flows
              Three Months Ended March 31, 1999 and 1998                6-7

              Notes to Unaudited Financial Statements                    8


Item 2   Management's Discussion and Analysis of
         Financial Condition and Results of Operations                  9-11

Item 3   Quantitative and Qualitative Disclosures About Market Risk      12

PART II  Other Information

Item 6   Exhibits and Reports on Form 8-K                                13

                         PART I - FINANCIAL INFORMATION


ITEM 1.  UNAUDITED FINANCIAL STATEMENTS
         ------------------------------


                              MACROCHEM CORPORATION
                            UNAUDITED BALANCE SHEETS

                                     ASSETS
                                     ------


                                                   March 31,       December 31,
                                                     1999              1998
                                                  ----------       ------------

CURRENT ASSETS:

    Cash and cash equivalents                    $18,499,200       $20,504,097
    Accounts receivable                               43,740            48,393
    Prepaid expenses and other
         current assets                              193,562           204,181
                                                  ----------        ----------

TOTAL CURRENT ASSETS                              18,736,502        20,756,671
                                                  ----------        ----------

PROPERTY AND EQUIPMENT,
    net of accumulated depreciation:
         1999-$778,821; 1998-$731,080                449,547           397,483
                                                  ----------        ----------

OTHER ASSETS:

    Patents, net of accumulated amortization:
         1999-$84,420; 1998-$79,600                  362,238           351,110
    Deposits                                           4,460             4,460
                                                  ----------        ----------

TOTAL OTHER ASSETS                                   366,698           355,570
                                                  ----------        ----------

TOTAL ASSETS                                     $19,552,747       $21,509,724
                                                  ==========        ==========








                                                                     (Continued)

                              MACROCHEM CORPORATION
                            UNAUDITED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

                                                   March 31,        December 31,
                                                     1999              1998
                                                 ------------      -------------
CURRENT LIABILITIES:
    Accounts payable                             $    195,409      $    116,246
    Accrued clinical trial costs                          ---           498,716
    Other accrued expenses                            195,253           156,210
    Deferred compensation and related
         accrued interest                              94,186            93,563
                                                   ----------        ----------

         TOTAL CURRENT LIABILITIES                    484,848           864,735
                                                   ----------        ----------

DEFERRED REVENUE                                      500,000           500,000
                                                   ----------        ----------

TOTAL LIABILITIES                                     984,848         1,364,735
                                                   ----------        ----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
    Preferred Stock                                       ---               ---
    Common Stock, $.01 par value;
         authorized 60,000,000 shares;
         issued 22,316,245 shares,
         outstanding 22,183,434 shares at
         March 31, 1999 and issued 22,281,245
         shares, outstanding 22,140,328 at
         December 31, 1998                            223,162           222,812
    Additional paid-in capital                     48,135,716        47,295,449
    Unearned compensation                         (   568,031)      (   170,676)
    Accumulated deficit                           (28,564,670)      (26,508,119)
                                                   ----------        ----------
    Total                                          19,226,177        20,839,466
    Less cost of treasury stock (132,811
         shares at March 31, 1999 and
         140,917 shares at December 31, 1998)     (   658,278)      (   694,477)
                                                   ----------        ----------
TOTAL STOCKHOLDERS' EQUITY                         18,567,899        20,144,989
                                                   ----------        ----------

TOTAL LIABILITIES AND
    STOCKHOLDERS' EQUITY                         $ 19,552,747      $ 21,509,724
                                                   ==========        ==========

The accompanying notes are an integral part of these unaudited financial statements.

                                                                     (Concluded)

                              MACROCHEM CORPORATION
                       UNAUDITED STATEMENTS OF OPERATIONS


                                            For the three months ended March 31,
                                            ------------------------------------
                                                    1999               1998
                                                    ----               ----

REVENUES:

    Research contract                           $     58,746       $        ---
                                                  ----------         ----------

         TOTAL REVENUES                               58,746                ---
                                                  ----------         ----------

OPERATING EXPENSES:

    Research and development                       1,550,389            724,846
    Marketing, general and administrative            777,594            482,744
    Consulting fees with related parties              12,000             12,000
                                                  ----------         ----------

         TOTAL OPERATING EXPENSES                  2,339,983          1,219,590
                                                  ----------         ----------

         LOSS FROM OPERATIONS                    ( 2,281,237)       ( 1,219,590)
                                                  ----------         ----------

OTHER INCOME (EXPENSE):

    Interest income                                  225,307            310,299
    Interest expense                             (       623)       (     1,965)
                                                  ----------         ----------

         TOTAL OTHER INCOME                          224,684            308,334
                                                  ----------         ----------

NET LOSS                                        $( 2,056,551)      $(   911,256)
                                                  ==========         ==========

BASIC AND DILUTED NET LOSS
    PER SHARE                                   $(      0.09)      $(      0.04)
                                                  ==========         ==========

SHARES USED TO COMPUTE
    BASIC AND DILUTED NET LOSS
    PER SHARE                                     22,179,132         22,200,690
                                                  ==========         ==========






The accompanying notes are an integral part of these unaudited financial statements.


                              MACROCHEM CORPORATION
                       UNAUDITED STATEMENTS OF CASH FLOWS

                                                            For the three months ended March 31,
                                                            ------------------------------------
                                                                     1999            1998
                                                                     ----            ----

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                    $(2,056,551)      $(911,256)
                                                                  ---------         -------

    Adjustments to reconcile net loss to net cash
         used by operating activities:
            Depreciation and amortization                            52,561          42,275
            Stock-based compensation                                323,792          46,153
            401(k) contribution in company common stock              18,794             ---
    Increase (decrease) in cash from:
         Accounts receivable                                          4,653             ---
         Prepaid expenses and other current assets                   10,619        ( 23,881)
         Accounts payable and accrued expenses                   (  380,510)        332,278
         Deferred compensation and related accrued interest             623           1,446
                                                                  ---------         -------

            Total adjustments                                        30,532         398,271
                                                                  ---------         -------

            Net cash used by operating activities                (2,026,019)       (512,985)
                                                                  ---------         -------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Expenditures for property and equipment                      (   99,805)       (169,106)
    Additions to patents                                         (   15,948)       ( 31,171)
                                                                  ---------         -------

            Net cash used for investing activities               (  115,753)       (200,277)
                                                                  ---------         -------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Principal payments on capital lease                                 ---        (  4,395)
    Proceeds from exercise of common stock options                  136,875          61,813
                                                                  ---------         -------
            Net cash provided from financing activities             136,875          57,418
                                                                  ---------         -------



                                                                     (Continued)

                              MACROCHEM CORPORATION
                 UNAUDITED STATEMENTS OF CASH FLOWS (Continued)



                                         For the three months ended March 31,
                                         ------------------------------------
                                            1999                      1998
                                            ----                      ----

NET INCREASE (DECREASE) IN
    CASH AND CASH EQUIVALENTS          $( 2,004,897)             $(   655,844)

CASH AND CASH EQUIVALENTS,
    BEGINNING OF PERIOD                  20,504,097                24,952,121
                                         ----------                ----------

CASH AND CASH EQUIVALENTS,
    END OF PERIOD                      $ 18,499,200              $ 24,296,277
                                         ==========                ==========


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid for interest aggregated $0 and $519 for the three months ended March 31, 1999 and 1998, respectively.

The Company did not pay any income taxes during those periods.


















The accompanying notes are an integral part of these unaudited financial statements.

                                                                     (Concluded)

                              MACROCHEM CORPORATION
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

(1) As permitted by the rules of the Securities and Exchange Commission (the "Commission") applicable to quarterly reports on Form 10-Q, these notes are condensed and do not contain all disclosures required by generally accepted accounting principles. Reference should be made to the financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

     In the opinion of management of the Company, the accompanying unaudited financial statements reflect all adjustments which were of a normal recurring nature necessary for a fair presentation of the Company's financial position as of March 31,1999 and March 31, 1998, and results of operations and cash flows for the three months ended March 31, 1999 and 1998.

     The results disclosed in the Statement of Operations for the three months ended March 31, 1999 are not necessarily indicative of the results to be expected for the full year.

(2) Certain prior year amounts have been reclassified to conform to their current presentation.

(3) The Company granted 173,250 Common Stock Options under the 1994 Equity Incentive Plan during the three months ended March 31, 1999. During this same period, 35,000 options under the 1994 Equity Incentive Plan were exercised. In addition, during this period, 16,334 options under the 1994 Equity Incentive Plan were canceled. All options were issued with an exercise price at the fair market value of the underlying common stock determined on the date of grant.

(4) Potential common shares are not included in the per share calculations for diluted EPS, because the effect of their inclusion would be anti-dilutive. Anti-dilutive potential shares not included in per share calculations for March 31, 1999 and 1998 were approximately 2,534,000 and 2,439,000, respectively.

(5) Effective January 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income", which requires businesses to disclose comprehensive income and its components in their general-purpose financial statements. Comprehensive income (loss) is equal to net income (loss) for the three months ended March 31, 1999 and 1998.

(6) In 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The provisions of SFAS No. 133 will be effective for the Company beginning January 1, 2000. The Company has not completed an evaluation of the effect of adopting SFAS No. 133 on the Company's financial position and results of operations.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         -------------------------------------------------
         CONDITION AND RESULTS OF OPERATIONS
         -----------------------------------

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO THREE MONTHS ENDED MARCH 31, 1998

     During the three months ended March 31, 1999, the Company had $58,746 of revenues as compared to no revenues during the same period in 1998. All of the revenue for 1999 is represented by one research contract related to the Company's proprietary SEPA technology.

     Research and development expenses in the 1999 period increased approximately $825,500 (114%) over the comparable 1998 period. Clinical trial efforts and costs related to the Company's new product, Benefen(TM), accounted for most of this increase over 1998.

     Marketing, general and administrative expenses increased approximately $294,850 (61%) over the comparable 1998 period. This increase is due primarily to stock compensation and consulting fees associated with financial advisors and an investment banker.

     Total other income decreased approximately $83,650, resulting primarily from decreased interest income earned on reduced cash and cash equivalents.

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

     As of March 31, 1999, the Company had not incurred significant costs related to the Y2K problem, and does not expect to do so in the future. Overall, the Company anticipates that incremental costs to the Company related to the Y2K problem will not exceed $50,000, but there can be no assurance that such costs will not be greater that anticipated.

LIQUIDITY AND CAPITAL RESOURCES

     Since inception, the primary source of funding for the Company's operations has been the private and public sale of its securities, and to a lesser extent, the licensing of its proprietary technology and products, government grants and the limited sales of products and test materials. During the first three months of 1999, the Company received aggregate net proceeds of approximately $136,875 from the exercise of stock options, compared to approximately $61,813 for the three months ended March 31, 1998. At March 31, 1999 working capital was approximately $18.3 million, compared to $19.9 million at December 31, 1998. The reduction in the Company's working capital was due primarily to the cash used by operating activities. Until such time as the Company obtains agreements with third-party licensees or partners to provide funding for the Company's anticipated business activities or the Company is able to obtain funds through the private or public sale of its securities, the Company's working capital will be utilized primarily to fund its operating activities.

     Pursuant to a plan approved by the Company's Board of Directors, the Company is authorized to repurchase 1,000,000 shares of its common stock to be held as treasury shares for future use. During the three months ended March 31, 1999 the Company did not repurchase any shares. At March 31, 1999, 132,811 repurchased shares remain available for future use and 845,150 shares remain available for repurchase.

     Capital expenditures and additional patent development costs for the three months ended March 31, 1999 were approximately $115,753. The Company anticipates capital expenditures of approximately $350,000 for the remainder of the current year.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
         ----------------------------------------------------------

CASH AND CASH EQUIVALENTS

     As of March 31, 1999, the Company is exposed to market risks which relate primarily to changes in U.S. interest rates. The Company's cash equivalents are subject to interest rate risk and will decline in value if interest rates increase. Due to the short duration of these financial instruments, three months or less, changes to interest rates would not have a material effect upon the Company's financial position. A hypothetical 10% change in interest rates would result in an increase or decrease of approximately $22,000 to reported interest income within the Company's statement of operations for the three months ended March 31, 1999.

     THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. THE COMPANY'S ACTUAL RESULTS MAY DIFFER SIGNIFICANTLY FROM THE RESULTS DISCUSSED IN THE FORWARD-LOOKING STATEMENTS IN THIS REPORT AND IN FORWARD-LOOKING STATEMENTS MADE FROM TIME TO TIME BY THE COMPANY ON THE BASIS OF MANAGEMENT'S THEN-CURRENT EXPECTATIONS. FACTORS THAT MIGHT CAUSE SUCH A DIFFERENCE INCLUDE, BUT ARE NOT LIMITED TO THE FOLLOWING: THE COMPANY'S HISTORY OF OPERATING LOSSES AND NEED FOR CONTINUED WORKING CAPITAL; TECHNOLOGICAL UNCERTAINTY RELATING TO TRANSDERMAL DRUG DELIVERY SYSTEMS AND THE EARLY STAGE OF DEVELOPMENT OF THE COMPANY'S PROPOSED PRODUCTS; THE COMPANY'S NEED FOR SIGNIFICANT ADDITIONAL PRODUCT DEVELOPMENT EFFORTS AND ADDITIONAL FINANCING; UNCERTAINTIES RELATED TO CLINICAL TRIALS OF THE COMPANY'S PROPOSED PRODUCTS; THE COMPANY'S DEPENDENCE ON THIRD PARTIES FOR COMMERCIALIZATION; NO ASSURANCE OF LICENSE ARRANGEMENTS; THE LACK OF SUCCESS OF THE COMPANY'S PRIOR DEVELOPMENT EFFORTS; UNCERTAINTIES RELATING TO GOVERNMENT REGULATION AND REGULATORY APPROVALS; THE COMPANY'S DEPENDENCE ON THIRD PARTIES FOR THE FDA APPLICATION PROCESS; THE COMPANY'S LACK OF EXPERIENCED MARKETING PERSONNEL AND DEPENDENCE ON THIRD PARTIES FOR MARKETING AND DISTRIBUTION; THE COMPANY'S DEPENDENCE ON THIRD PARTIES FOR MANUFACTURING; THE COMPANY'S RELIANCE ON KEY EMPLOYEES, THE LIMITED PERSONNEL OF THE COMPANY AND ITS DEPENDENCE ON ACCESS TO SCIENTIFIC TALENT; UNCERTAINTIES RELATING TO COMPETITION, PATENTS AND PROPRIETARY TECHNOLOGY; UNCERTAINTIES RELATING TO RISKS OF PRODUCT LIABILITY CLAIMS, LACK OF PRODUCT LIABILITY INSURANCE, AND EXPENSE AND DIFFICULTY OF OBTAINING ADEQUATE INSURANCE COVERAGE; UNCERTAINTY OF PHARMACEUTICAL PRICING AND RELATED MATTERS; AND OTHER FACTORS. ADDITIONAL INFORMATION ON THESE AND OTHER FACTORS WHICH COULD AFFECT THE COMPANY'S ACTUAL RESULTS AND EXPERIENCE ARE INCLUDED IN THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1998 AND, IN PARTICULAR, THE SECTION ENTITLED "RISK FACTORS".

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


                                             MacroChem Corporation
                                             ---------------------
                                             (Registrant)



May 11, 1999                                  /s/ Alvin J. Karloff
                                             --------------------
                                             Alvin J. Karloff
                                             Chief Executive Officer

                                             /s/ William P. Johnson
                                             ----------------------
                                             William P. Johnson
                                             Treasurer, Secretary and Principal
                                             Financial Officer