Form 10-Q
period 1999-06-30
MACROCHEM CORP
filed 1999-08-13
CIK 743884

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    Form 10-Q


(Mark One)
[X]              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 1999

                                       or

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

Yes    X          No
    ------          ------


     As of June 30, 1999, there were 22,324,020 shares of Common Stock, $.01 par value per share, of the Registrant outstanding.

                              MACROCHEM CORPORATION

                                      INDEX
                                      -----


                                                                    Page Number
                                                                    -----------
PART I       Financial Information

Item 1       Unaudited Financial Statements

                      Unaudited Balance Sheets
                      June 30, 1999 and December 31, 1998               3-4

                      Unaudited Statements of Operations
                      Three Months and Six Months Ended
                      June 30, 1999 and 1998                             5

                      Unaudited Statements of Cash Flows
                      Six Months Ended June 30, 1999 and 1998            6

                      Notes to Unaudited Financial Statements            7


Item 2       Management's Discussion and Analysis of
             Financial Condition and Results of Operations              8-11

Item 3       Quantitative and Qualitative Disclosures About Market Risk  11


PART II      Other Information

Item 4       Submission of Matters to a Vote of Security Holders         12

Item 6       Exhibits and Reports on Form 8-K                            12-13

                         PART I - FINANCIAL INFORMATION

ITEM 1.  UNAUDITED FINANCIAL STATEMENTS
         ------------------------------

                              MACROCHEM CORPORATION
                            UNAUDITED BALANCE SHEETS

                                     ASSETS
                                     ------

                                                    June 30,        December 31,
                                                      1999              1998
                                                      ----              ----
CURRENT ASSETS:

  Cash and cash equivalents                       $17,428,998       $20,504,097
  Accounts receivable                                 171,177            48,393
  Prepaid expenses and other
    current assets                                    182,261           204,181
  Note receivable and related
    accrued interest from affiliate                    20,153               ---
                                                   ----------        ----------

  TOTAL CURRENT ASSETS                             17,802,589        20,756,671
                                                   ----------        ----------


PROPERTY AND EQUIPMENT, net of accumulated
  depreciation: 1999-$828,892; 1998-$731,080          431,494           397,483
                                                   ----------        ----------


OTHER ASSETS:

  Patents, net of accumulated amortization:
    1999-$88,173; 1998-$79,600                        402,207           351,110
  Deposits                                              4,460             4,460
                                                   ----------        ----------

TOTAL OTHER ASSETS                                    406,667           355,570
                                                   ----------        ----------

TOTAL ASSETS                                      $18,640,750       $21,509,724
                                                   ==========        ==========







                                                                     (Continued)

                              MACROCHEM CORPORATION
                            UNAUDITED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

                                                    June 30,        December 31,
                                                      1999              1998
                                                      ----              ----
CURRENT LIABILITIES:

  Accounts payable                               $     12,681       $   116,246
  Accrued clinical trial costs                        180,158           498,716
  Other accrued expenses                              239,873           156,210
  Deferred compensation and related
    accrued interest                                   94,794            93,563
                                                   ----------        ----------

  TOTAL CURRENT LIABILITIES                           527,506           864,735
                                                   ----------        ----------

DEFERRED REVENUE                                      500,000           500,000
                                                   ----------        ----------

TOTAL LIABILITIES                                   1,027,506         1,364,735
                                                   ----------        ----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:

  Preferred stock                                         ---               ---
  Common stock, $.01 par value; authorized
    60,000,000  shares; issued 22,453,564
    shares, outstanding 22,324,020
    shares at June 30, 1999 and issued
    22,281,245  shares, outstanding
    22,140,328 shares at December 31, 1998            224,536           222,812
  Additional paid-in capital                       48,874,462        47,295,449
  Unearned compensation                           (   400,262)      (   170,676)
  Accumulated deficit                             (30,441,632)      (26,508,119)
                                                   ----------        ----------
  Total                                            18,257,104        20,839,466
  Less cost of treasury stock (129,544 shares
    at June 30, 1999 and 140,917 shares
    at December 31, 1998)                         (   643,860)      (   694,477)
                                                   ----------        ----------
TOTAL STOCKHOLDERS' EQUITY                         17,613,244        20,144,989
                                                   ----------        ----------

TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY                           $ 18,640,750      $ 21,509,724
                                                   ==========        ==========

The accompanying notes are an integral part of these unaudited financial statements.
                                                                    (Concluded)



                              MACROCHEM CORPORATION
                       UNAUDITED STATEMENTS OF OPERATIONS

                                                 For the three months               For the six months
                                                   ended June 30,                    ended June 30,
                                           -----------------------------    ------------------------------
                                              1999              1998             1999             1998
                                              ----              ----             ----             ----
REVENUES:

  Research contract                      $    175,225     $        ---     $    233,971     $        ---
                                           ----------       ----------       ----------       ----------

    TOTAL REVENUES                       $    175,225     $        ---     $    233,971     $        ---
                                           ----------       ----------       ----------       ----------

OPERATING EXPENSES:

  Research and development                  1,606,220          996,690        3,156,609        1,721,536
  Marketing, general and administrative       635,565          471,496        1,413,159          954,240
  Consulting fees with related parties         12,000           12,000           24,000           24,000
                                           ----------       ----------       ----------       ----------

    TOTAL OPERATING EXPENSES                2,253,785        1,480,186        4,593,768        2,699,776
                                           ----------       ----------       ----------       ----------

    LOSS FROM OPERATIONS                  ( 2,078,560)     ( 1,480,186)     ( 4,359,797)     ( 2,699,776)
                                           ----------       ----------       ----------       ----------

OTHER INCOME (EXPENSE):

  Interest income                              202,207         295,446          427,514          605,745
  Interest expense                        (        608)    (     1,066)     (     1,231)     (     3,031)
                                           -----------      ----------       ----------       ----------

    TOTAL OTHER INCOME                        201,599          294,380          426,283          602,714
                                           ----------       ----------       ----------       ----------

NET LOSS                                 $( 1,876,961)    $( 1,185,806)    $( 3,933,514)    $( 2,097,062)
                                           ==========       ==========       ==========

BASIC AND DILUTED
  NET LOSS PER SHARE                     $(      0.08)    $(      0.05)    $(      0.18)    $(      0.09)
                                           ==========       ==========       ==========       ==========

SHARES USED TO COMPUTE
  BASIC AND DILUTED NET
  LOSS PER SHARE                           22,199,795       22,244,358       22,266,363       22,247,522
                                           ==========       ==========       ==========       ==========












The accompanying notes are an integral part of these unaudited financial statements.



                             MACROCHEM CORPORATION
                       UNAUDITED STATEMENTS OF CASH FLOWS

                                                                   For the six months ended June 30,
                                                                   ---------------------------------
                                                                         1999             1998
                                                                         ----             ----

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Loss                                                          $( 3,933,514)     $( 2,097,062)

  Adjustments to reconcile net loss
    to net cash used by operating activities:
      Depreciation and amortization                                      106,385            86,971
      Stock-based compensation                                           392,512            92,476
      401(k) contribution in company common stock                         38,169
  Increase (decrease) in cash from:
    Accounts receivable                                              (   122,784)              ---
    Prepaid expenses and other current asset                              21,920       (    40,498)
    Note receivable and related accrued interest from affiliate      (    20,153)
    Accounts payable and accrued expenses                            (   338,460)          225,166
    Deferred compensation and related accrued interes                      1,231             2,129
                                                                      ----------        ----------

      Total adjustments                                                   78,820           366,244
      Net cash used by operating activities                          ( 3,854,694)      ( 1,730,818)
                                                                      ----------        ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of marketable securities                                         ---       (21,197,757)
  Expenditures for property and equipment                            (   131,823)      (   224,251)
  Additions to patents                                               (    59,670)      (    43,373)
                                                                      ----------        ----------
    Net cash used for investing
      activities                                                     (   191,493)      (21,465,381)
                                                                      ----------        ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments on capital lease                                        ---       (     8,925)
  Proceeds from exercise of common stock options                         136,875           169,432
  Proceeds from exercise of common stock warrants                        834,213            38,528
                                                                      ----------        ----------
    Net cash provided from financing activities                          971,088           199,035

Net decrease in cash and cash equivalents                            ( 3,075,099)      (22,997,164)

Cash and cash equivalents, beginning of period                        20,504,097        24,952,121
                                                                      ----------        ----------

Cash and cash equivalents, end of period                            $ 17,428,998       $ 1,954,957
                                                                      ==========        ==========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

During the six months ended June 30, 1999 and 1998, cash paid for interest aggregated $0 and $902, respectively.

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

     In the opinion of management of the Company, the accompanying unaudited financial statements reflect all adjustments which were of a normal recurring nature necessary for a fair presentation of the Company's financial position as of June 30, 1999 and June 30, 1998, and results of operations and cash flows for the three and six months ended June 30, 1999, and 1998.

     The results disclosed in the Unaudited Statements of Operations for the three and six months ended June 30, 1999 are not necessarily indicative of the results to be expected for the full year.

(2) Certain prior year amounts have been reclassified to conform to the current presentation.

(3) The Company granted 243,750 common stock options under the 1994 Equity Incentive Plan during the six months ended June 30, 1999. During this same period, 35,000 options under the 1994 Equity Incentive Plan were exercised. In addition, during this period, 44,000 options under the 1994 Equity Incentive Plan were forfeited. All options were granted with an exercise price at the fair market value of the underlying common stock determined on the date of grant.

(4) Potential common shares are not included in the per share calculations for diluted EPS, because the effect of their inclusion would be anti-dilutive. Anti-dilutive potential shares not included in per share calculations for the six months ended June 30, 1999 and 1998 were approximately 2,534,000 and 2,357,000, respectively. Anti-dilutive potential shares not included in per share calculations for the three months ended June 30, 1999 and 1998 were approximately 2,510,000 and 2,656,000, respectively.

(5) Effective January 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income", which requires businesses to disclose comprehensive income and its components in their general-purpose financial statements. Comprehensive income (loss) is equal to net income (loss) for the three and six months ended June 30, 1999 and 1998.

(6) In 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The provisions of SFAS No. 133 will be effective for the Company beginning January 1, 2001. The Company has not completed an evaluation of the effect of adopting SFAS No. 133 on the Company's financial position and results of operations.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1999 COMPARED TO THREE MONTHS ENDED JUNE 30, 1998

     During the three months ended June 30, 1999, the Company had $175,225 of revenues as compared to no revenues during the same period in 1998. All of the revenue for 1999 is represented by one research contract related to the Company's proprietary SEPA technology.

     Research and development expenses in the 1999 period increased approximately $609,500 (61%) over the comparable 1998 period. Clinical trial efforts and costs related to the Company's new product under development, Benefen(TM), accounted for most of this increase over 1998.

     Marketing, general and administrative expenses increased approximately $164,000 (35%) over the comparable 1998 period. This increase is due primarily to stock compensation and consulting fees associated with financial advisors, and fees associated with legal counsel.

     Total other income decreased approximately $92,800, resulting primarily from decreased interest income earned on reduced cash and cash equivalents.

SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO SIX MONTHS ENDED JUNE 30, 1998

     During the six months ended June 30, 1999, the Company had $233,971 of revenues as compared to no revenues during the same period in 1998. All of the revenue for 1999 is represented by one research contract related to the Company's proprietary SEPA technology.

     Research and development expenses in the 1999 period increased approximately $1,435,100 (83%) over the comparable 1998 period. Clinical trial efforts and costs related to the Company's new product under development, Benefen(TM), accounted for most of this increase over 1998.

     Marketing, general and administrative expenses increased approximately $458,900 (48%) over the comparable 1998 period. This increase is due primarily to stock compensation and consulting fees associated with financial advisors, and fees associated with legal counsel.

     Total other income decreased approximately $176,400, resulting primarily from decreased interest income earned on reduced cash and cash equivalents.

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

     The Company has appointed a Director of Year 2000 Compliance who, along with an outside Y2K consultant, recently completed a review, which included testing, of the Company's computer systems. This review of internal financial and information technology systems was completed in the fourth quarter of 1998. The Company has evaluated and prioritized the problems, which are not considered significant. The Y2K consultant has certified that the Company's internal computer systems are Year 2000 Compliant.

     The Company intends to continuously identify and prioritize critical vendors and suppliers and communicate with them about their plans and progress in addressing their Y2K problems. The Company has implemented a policy to exclude the use of any vendors which are not Y2K compliant.

     Based on the efforts described above, the Company currently believes that its systems are Y2K compliant. However, there can be no assurance that all Y2K problems have been successfully identified, or that the necessary corrective actions were taken. Failure to successfully identify and remediate such Y2K problems in a timely manner could have a material adverse effect on the Company's results of operations, financial position or cash flow.

     The Company has created a formal contingency plan for mission critical Y2K problems. Such plan includes having arrangements for alternate suppliers and using manual intervention where necessary. If it becomes necessary for the Company to take these corrective actions, it is uncertain whether this would result in significant interruptions of business operations or would have a material adverse effect on the Company's results of operations, financial position or cash flow.

     As of June 30, 1999, the Company had not incurred significant costs related to the Y2K problem, and does not expect to do so in the future. Overall, the Company anticipates that incremental costs to the Company related to the Y2K problem will not exceed $60,000, but there can be no assurance that such costs will not be greater that anticipated.

LIQUIDITY AND CAPITAL RESOURCES

     Since inception, the primary source of funding for the Company's operations has been the private and public sale of its securities, and to a lesser extent, the licensing of its proprietary technology, research contracts, and the limited sales of products and test materials.

     During the first six months of 1999, the Company received aggregate net proceeds of $136,875 from the exercise of stock options and $834,213 from the exercise of stock warrants, compared to approximately $169,432 and $38,528 for the six months ended June 30, 1998. At June 30, 1999 working capital was approximately $17.3 million, compared to $19.9 million at December 31, 1998. The reduction in the Company's working capital was due primarily to the cash used by operating activities. Until such time as the Company obtains agreements with third-party licensees or partners to provide funding for the Company's anticipated business activities or the Company is able to obtain funds through the private or public sale of its securities, the Company's working capital will be utilized primarily to fund its operating activities.

     Pursuant to a plan approved by the Company's Board of Directors, the Company is authorized to repurchase 1,000,000 shares of its common stock to be held as treasury shares for future use. During the six months ended June 30, 1999, the Company did not repurchase any shares. At June 30, 1999, 129,544 repurchased shares remain available for future use and 845,150 shares remain available for repurchase.

     Capital expenditures and patent development costs for the six months ended June 30, 1999 aggregated approximately $191,500. The Company expects capital expenditures and patent development costs for the remainder of the year to be consistent with expenditures made to date.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

CASH AND CASH EQUIVALENTS

     As of June 30, 1999, the Company is exposed to market risks which relate primarily to changes in U.S. interest rates. The Company's cash equivalents are subject to interest rate risk and will decline in value if interest rates increase. Due to the short duration of these financial instruments, three months or less, changes to interest rates would not have a material effect upon the Company's financial position. A hypothetical 10% change in interest rates would result in an increase or decrease of approximately $20,000 and $43,000, respectively, to reported interest income within the Company's statements of operations for the three and six months ended June 30, 1999.

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

                           PART II - OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On June 24, 1999, the Company held its Annual Meeting of Stockholders to vote on the following proposals:

     1. To elect six members of the Board of Directors. Nominees for Director were: a) Carlos M. Samour; b) Alvin J. Karloff; c) Willard M.
         Bright; d) Peter G. Martin; e) Stephen J. Riggi; f) Michael A. Davis ("Proposal No. 1").

     2. To ratify the appointment of Deloitte & Touche LLP, as independent auditors for the Company for the fiscal year ending December 31, 1999.

     Each of the proposals was adopted with a total vote as follows:

                                           Shares
                       Shares          Voting Against        Shares     Broker
Proposal             Voting For    or Authority Withheld   Abstaining  Non-Votes
--------             ----------    ---------------------   ----------  ---------

No. 1

Carlos M. Samour     19,648,987           694,516

Alvin J. Karloff     19,637,887           705,616

Willard M. Bright    19,648,646           694,857

Peter G. Martin      19,654,337           689,166

Stephen J. Riggi     19,653,531           689,972

Michael A. Davis     19,653,190           690,313

No. 2                20,141,473           141,138            53,892


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  The following exhibits are filed herewith:

          10.14 Amended form of Employment Agreement between the Company and Dr. Carlos M. Samour

          10.15 Amended form of Employment Agreement between the Company and Alvin J. Karloff.

          10.16 Form of Employment Agreement between the Company and Dr. Paul J. Schechter.

          27.    Financial Data Schedule

     (b) No reports on Form 8-K were filed during the quarter for which this report is filed.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                      MacroChem Corporation
                                                      (Registrant)



August 13, 1999                                       /s/ Alvin J. Karloff
                                                      --------------------------
                                                      Alvin J. Karloff
                                                      President & C.E.O.


                                                      /s/ William P. Johnson
                                                      --------------------------
                                                      William P. Johnson
                                                      Treasurer & Secretary