Form 10-Q
period 1999-09-30
MACROCHEM CORP
filed 1999-11-12
CIK 743884

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    Form 10-Q


(Mark One)
[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended September 30, 1999

                                       or

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

Yes    X          No


     As of September 30, 1999, there were 22,421,662 shares of Common Stock, $.01 par value per share, of the Registrant outstanding.

                              MACROCHEM CORPORATION

                                      INDEX
                                      -----


                                                                    Page Number
                                                                    -----------
PART I   Financial Information

Item 1   Unaudited Financial Statements

                  Unaudited Balance Sheets
                  September 30, 1999 and December 31, 1998              3-4

                  Unaudited Statements of Operations
                  Three Months and Nine Months Ended
                  September 30, 1999 and 1998                            5

                  Unaudited Statements of Cash Flows
                  Nine Months Ended September 30, 1999 and 1998         6-7

                  Notes to Unaudited Financial Statements                8


Item 2   Management's Discussion and Analysis of
         Financial Condition and Results of Operations                 9-12

Item 3   Quantitative and Qualitative Disclosures About Market Risk     12


PART II  Other Information

Item 5   Other Information                                              13

Item 6   Exhibits and Reports on Form 8-K                               13

                         PART I - FINANCIAL INFORMATION

Item 1.  UNAUDITED FINANCIAL STATEMENTS
         ------------------------------


                              MACROCHEM CORPORATION
                            UNAUDITED BALANCE SHEETS

                                     ASSETS
                                     ------

                                                 September 30,      December 31,
                                                     1999               1998
                                                 -------------      ------------
CURRENT ASSETS:

    Cash and cash equivalents                    $16,332,380         $20,504,097
    Accounts receivable                               99,195              48,393
    Prepaid expenses and other
      current assets                                 181,609             204,181
    Note receivable and related
      accrued interest from affiliate                 20,557                 ---
                                                  ----------         -----------

    TOTAL CURRENT ASSETS                          16,633,741          20,756,671
                                                  ----------          ----------


PROPERTY AND EQUIPMENT, net of accumulated
      depreciation:  1999-$879,026;
      1998-$731,080                                  405,033             397,483
                                                  ----------          ----------


OTHER ASSETS:

    Patents, net of accumulated amortization:
      1999-$92,583; 1998-$79,600                     439,396             351,110
    Deposits                                          29,193               4,460
                                                  ----------          ----------

TOTAL OTHER ASSETS                                   468,589             355,570
                                                  ----------          ----------

TOTAL ASSETS                                     $17,507,363         $21,509,724
                                                  ==========          ==========


                                                                     (Continued)

                              MACROCHEM CORPORATION
                            UNAUDITED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

                                                   September 30,    December 31,
                                                       1999            1998
CURRENT LIABILITIES:                               -------------    ------------

    Accounts payable                              $    193,828     $    116,246
    Accrued clinical trial costs                       120,758          498,716
    Other accrued expenses                             167,423          156,210
    Deferred compensation and related
      accrued interest                                  95,503           93,563
                                                    ----------       ----------

    TOTAL CURRENT LIABILITIES                          577,512          864,735
                                                    ----------       ----------

DEFERRED REVENUE                                       500,000          500,000
                                                    ----------       ----------

TOTAL LIABILITIES                                    1,077,512        1,364,735
                                                    ----------       ----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:

    Preferred stock                                        ---              ---
    Common stock, $.01 par value; authorized
      60,000,000  shares;  issued 22,553,964
      shares,  outstanding  22,421,662
      shares at September 30, 1999 and
      issued 22,281,245 shares,  outstanding
      22,140,328 shares at December 31, 1998           225,540          222,812
    Additional paid-in capital                      49,225,829       47,295,449
    Unearned compensation                          (   462,587)     (   170,676)
    Accumulated deficit                            (31,902,304)     (26,508,119)
                                                    ----------       ----------
    Total                                           17,086,478       20,839,466
    Less cost of treasury stock (132,302 shares
      at September 30, 1999 and 140,917 shares
      at December 31, 1998)                        (   656,627)     (   694,477)
                                                    ----------       ----------
TOTAL STOCKHOLDERS' EQUITY                          16,429,851       20,144,989
                                                    ----------       ----------

TOTAL LIABILITIES AND
    STOCKHOLDERS' EQUITY                          $ 17,507,363     $ 21,509,724
                                                    ==========       ==========

The accompanying notes are an integral part of these unaudited financial statements.

                                                                     (Concluded)

                              MACROCHEM CORPORATION
                       UNAUDITED STATEMENTS OF OPERATIONS

                                      For the three months             For the nine months
                                       ended September 30,              ended September 30,
                                ------------------------------    ------------------------------
                                      1999             1998             1999             1998
                                      ----             ----             ----             ----
REVENUES:

     Research contract          $    143,417     $    187,496     $    377,388     $    187,496
                                  ----------       ----------       ----------       ----------

     TOTAL REVENUES                  143,417          187,496          377,388          187,496
                                  ----------       ----------       ----------       ----------

OPERATING EXPENSES:

     Research and development      1,230,041          909,861        4,386,650        2,631,397
     Marketing, general and
       administrative                565,101          515,531        1,978,260        1,469,771
     Consulting fees with
       related parties                12,000           12,000           36,000           36,000
                                  ----------       ----------       ----------       ----------

     TOTAL OPERATING EXPENSES      1,807,142        1,437,392        6,400,910        4,137,168
                                  ----------       ----------       ----------       ----------

     LOSS FROM OPERATIONS        ( 1,663,725)     ( 1,249,896)     ( 6,023,522)     ( 3,949,672)
                                  ----------       ----------       ----------       ----------

OTHER INCOME (EXPENSE):

     Interest income                 204,039          307,983          631,553          913,728
     Interest expense            (       986)     (       890)     (     2,216)     (     3,921)
                                  ----------       ----------       ----------       ----------

     TOTAL OTHER INCOME              203,053          307,093          629,337          909,807
                                  ----------       ----------       ----------       ----------

NET LOSS                        $( 1,460,672)    $(   942,803)    $( 5,394,185)    $( 3,039,865)
                                  ==========       ==========       ==========       ==========

BASIC AND DILUTED
     NET LOSS PER SHARE         $(      0.07)    $(      0.04)    $(      0.24)    $(      0.14)
                                  ==========       ==========       ==========       ==========

SHARES USED TO COMPUTE
     BASIC AND DILUTED NET
     LOSS PER SHARE               22,382,707       22,248,985       22,305,765       22,206,531
                                  ==========       ==========       ==========       ==========


The accompanying notes are an integral part of these unaudited financial statements.


                              MACROCHEM CORPORATION
                       UNAUDITED STATEMENTS OF CASH FLOWS

                                                                For the nine months ended September 30,
                                                                ---------------------------------------
                                                                       1999                1998
                                                                       ----                ----
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Loss                                                      $( 5,394,185)       $( 3,039,865)
                                                                      ---------           ---------

     Adjustments to reconcile net loss to net cash
       used by operating activities:
          Depreciation and amortization                                 163,279             132,991
          Stock-based compensation                                      416,926              92,683
          401(k) contribution in company common stock                    58,252              22,306
          Amortization of discounts on marketable securities                ---         (   309,243)
     Increase (decrease) in cash from:
       Accounts receivable                                          (    50,802)        (   187,497)
       Prepaid expenses, other current assets and deposits          (     2,161)        (    58,377)
       Note receivable and related accrued interest from affiliate  (    20,557)                ---
       Accounts payable and accrued expenses                        (   289,163)            446,965
       Deferred compensation and related accrued interest                 1,940               2,776
       Deferred revenues                                                    ---             500,000
                                                                     ----------          ----------

          Total adjustments                                             277,714             642,604
                                                                     ----------          ----------
          Net cash used by operating activities                     ( 5,116,471)        ( 2,397,261)
                                                                     ----------          ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of marketable securities                                     ---         (37,125,148)
     Proceeds from maturities of marketable securities                      ---          21,507,000
     Expenditures for property and equipment                        (   157,846)        (   234,283)
     Additions to patents                                           (   101,269)        (    58,717)
                                                                     ----------          ----------
          Net cash used for investing activities                    (   259,115)        (15,911,148)
                                                                     ----------          ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Principal payments on capital lease                                    ---         (    13,595)
     Repurchase of common shares                                            ---         (   668,494)
     Proceeds from exercise of common stock options                     369,656             169,432
     Proceeds from exercise of common stock warrants                    834,213              38,528
                                                                     ----------          ----------
          Net cash provided from financing activities                 1,203,869         (   474,129)
                                                                     ----------          ----------

Net decrease in cash and cash equivalents                           ( 4,171,717)        (18,782,538)

Cash and cash equivalents, beginning of period                       20,504,097          24,952,121
                                                                     ----------          ----------
Cash and cash equivalents, end of period                           $ 16,332,380       $   6,169,583
                                                                     ==========          ==========

                                                                     (Continued)

                              MACROCHEM CORPORATION
                  UNAUDITED STATEMENTS OF CASH FLOWS-Continued

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

During the nine months ended September 30, 1999 and 1998, cash paid for interest aggregated $275 and $1,145, respectively.

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

     In the opinion of management of the Company, the accompanying unaudited financial statements reflect all adjustments which were of a normal recurring nature necessary for a fair presentation of the Company's financial position as of September 30, 1999 and September 30, 1998, and results of operations and cash flows for the three and nine months ended September 30, 1999, and 1998.

     The results disclosed in the Unaudited Statements of Operations for the three and nine months ended September 30, 1999 are not necessarily indicative of the results to be expected for the full year.

(2) Certain prior year amounts have been reclassified to conform to their current presentation.

(3) The Company granted 573,750 common stock options under the 1994 Equity Incentive Plan during the nine months ended September 30, 1999. During this same period, 135,400 options under the 1994 Equity Incentive Plan were exercised and 44,000 options under the 1994 Equity Incentive Plan were forfeited. All options were granted with an exercise price at the fair market value of the underlying common stock determined on the date of grant.

(4) Potential common shares are not included in the per share calculations for diluted EPS, because the effect of their inclusion would be anti-dilutive. Anti-dilutive potential shares not included in per share calculations for the nine months ended September 30, 1999 and 1998 were 2,693,597 and 2,353,437, respectively. Anti-dilutive potential shares not included in per share calculations for the three months ended September 30, 1999 and 1998 were approximately 2,272,736 and 2,058,111, respectively.

(5) Effective January 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income", which requires businesses to disclose comprehensive income and its components in their general-purpose financial statements. Comprehensive income (loss) is equal to net income (loss) for the three and nine months ended September 30, 1999 and 1998.

(6) In 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The provisions of SFAS No. 133 will be effective for the Company beginning January 1, 2001. The Company has not completed an evaluation of the effect of adopting SFAS No. 133 on the Company's financiaposition and results of operations.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         -----------------------------------------------------------------------
         OF OPERATIONS.
         -------------

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1998

     During the three months ended September 30, 1999, the Company had $143,417 of revenues as compared to $187,496 of revenues during the same period in 1998. All of the revenue is represented by one research contract related to the Company's proprietary SEPA technology.

     Research and development expenses in the 1999 period increased $320,180 (35%) over the comparable 1998 period. Clinical trial efforts and costs related to products under development accounted for most of this increase over 1998.

     Marketing, general and administrative expenses in the 1999 period increased $49,570 (10%) over the comparable 1998 period. This increase is due primarily to stock compensation and costs incurred due to increased printing and related distribution of shareholder information which was partially offset by lower consulting fees.

     Total other income decreased $104,040, resulting primarily from decreased interest income earned on reduced cash and cash equivalents.

NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1998

     During the nine months ended September 30, 1999, the Company had $377,388 of revenues as compared to $187,496 of revenues during the same period in 1998. All of the revenue is represented by one research contract related to the Company's proprietary SEPA technology.

     Research and development expenses in the 1999 period increased $1,755,253 (67%) over the comparable 1998 period. Clinical trial efforts and costs related to products under development accounted for most of this increase over 1998.

     Marketing, general and administrative expenses increased $508,489 (35%) over the comparable 1998 period. This increase in the 1999 period is due primarily to stock compensation, costs incurred due to increased printing and related distribution of shareholder information and increased consulting fees.

     Total other income decreased $280,470, resulting primarily from decreased interest income earned on reduced cash and cash equivalents.

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

     As of September 30, 1999, the Company had not incurred significant costs related to the Y2K problem, and does not expect to do so in the future. Overall, the Company anticipates that incremental costs to the Company related to the Y2K problem will not exceed $70,000, but there can be no assurance that such costs will not be greater that anticipated.

LIQUIDITY AND CAPITAL RESOURCES

     Since inception, the primary source of funding for the Company's operations has been the private and public sale of its securities, and to a lesser extent, the licensing of its proprietary technology, research contracts, and the limited sales of products and test materials.

     During the first nine months of 1999, the Company received aggregate net proceeds of $369,656 from the exercise of stock options and $834,213 from the exercise of stock warrants, compared to $169,432 and $38,528 for the nine months ended September 30, 1998. At September 30, 1999 working capital was approximately $16.1 million, compared to $19.9 million at December 31, 1998. The reduction in the Company's working capital was due primarily to the cash used by operating activities. Until such time as the Company obtains agreements with third-party licensees or partners to provide funding for the Company's anticipated business activities or the Company is able to obtain funds through the private or public sale of its securities, the Company's working capital will be utilized primarily to fund its operating activities.

     Pursuant to a plan approved by the Company's Board of Directors, the Company is authorized to repurchase 1,000,000 shares of its common stock to be held as treasury shares for future use. At September 30, 1999, 132,302 repurchased shares remain available for future use and 845,150 shares remain available for repurchase.

     Capital expenditures and patent development costs for the nine months ended September 30, 1999 aggregated approximately $259,115. The Company expects the rate of spending for capital expenditures and patent development costs for the remainder of the year to be consistent with amounts expended to date.

     The Company's long term capital requirements will depend upon numerous factors, including the progress of the Company's research and development programs; the resources that the Company devotes to self-funded clinical testing of SEPA-enhanced compounds; proprietary manufacturing methods and advanced technologies; the ability of the Company to enter into additional licensing arrangements or other strategic alliances; the ability of the Company to manufacture products under those arrangements; and the demand for its products or the products of its licensees or strategic partners if and when approved for sale by regulatory authorities. In any event, substantial additional funds will be required before the Company is able to generate revenues sufficient to support its operations. There is no assurance that the Company will be able to obtain such additional funds on favorable terms, if at all. The Company's inability to raise sufficient funds could require it to delay, scale back or eliminate certain research and development programs.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
         ----------------------------------------------------------

CASH AND CASH EQUIVALENTS

                  As of September 30, 1999, the Company is exposed to market risks which relate primarily to changes in U.S. interest rates. The Company's cash equivalents are subject to interest rate risk and will decline in value if interest rates increase. Due to the short duration of these financial instruments, three months or less, changes to interest rates would not have a material effect upon the Company's financial position. A hypothetical 10% change in interest rates would result in an increase or decrease of approximately $20,000 and $63,000, respectively, to reported interest income within the Company's statements of operations for the three and nine months ended September 30, 1999.

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

                           PART II - OTHER INFORMATION


ITEM 5.  OTHER INFORMATION
         -----------------

     On August 13,1999, the Board of Directors approved the Amended and Restated Bylaws of the Company, which include an "advance notice" bylaw governing the requirements of prior notice for stockholder nominations of directors and stockholder proposals being submitted for Annual Meetings of Stockholders. Under the Amended and Restated Bylaws, stockholders who wish to make a proposal at the 2000 Annual Meeting - other than one that will be included in the Company's proxy materials - must notify the Company no earlier that March 24, 2000 and no later than April 25, 2000. If a stockholder who wishes to present a proposal fails to notify the Company by April 25, 2000, the stockholder would not be entitled to present the proposal at the meeting. If, however, management were to allow the matter to be presented, the proxies that management solicits for the meeting will have discretionary authority to vote on the stockholder's proposal. If a stockholder makes a timely notification, the proxies may still exercise discretionary voting authority under circumstances consistent with the SEC's proxy rules. This updates the disclosure in the Company's May 21, 1999 Proxy Statement. The foregoing description of the Amended and Restated Bylaws is qualified in its entirety by reference to the full text of the Company's Amended and Restated Bylaws filed as Exhibit 5 to the Form 8-K filed August 26, 1999 and incorporated herein by reference.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------

     (a) The following exhibits are filed herewith:

         10.1 Consulting Agreement dated August 10, 1999 between the Company and Stephen J. Riggi.

         27.   Financial Data Schedule

     (b) A report on Form 8-K was filed on August 26, 1999 to report 1) the declaration of a Rights dividend by the Company, the terms of which are set forth in a Rights Agreement dated as of August 13, 1999 between the Company and American Stock Transfer & Trust Company, as Rights Agent, a copy of which was filed as an exhibit thereto and 2) the adoption by the Board of Directors of the Amended and Restated Bylaws of the Company, a copy of which was filed as an exhibit thereto.

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


                                               MacroChem Corporation
                                               ---------------------
                                               (Registrant)



November 12, 1999                              /s/ Alvin J. Karloff
                                               --------------------
                                               Alvin J. Karloff
                                               President & C.E.O.


                                               /s/ Kenneth L. Rice
                                               -------------------
                                               Kenneth L. Rice
                                               Chief Financial Officer


                                               /s/ William P. Johnson
                                               ----------------------
                                               William P. Johnson
                                               Corporate Secretary & Treasurer