Form 10-K
period 1999-12-31
MACROCHEM CORP
filed 2000-03-30
CIK 743884

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)
[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                   For the Fiscal Year Ended December 31, 1999

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

            Series B Preferred Stock Purchase Rights, $.01 par value
            --------------------------------------------------------
                                (Title of Class)


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

     The aggregate market value of the shares of Common Stock held by non-affiliates, based upon the closing price for such stock on March 1, 2000 was approximately $140,000,000. As of March 1, 2000, 22,444,955 shares of Common Stock, $.01 par value, were outstanding.

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

     The Company does not maintain general product liability insurance, since the Company does not market drug products. The Company has ongoing clinical studies and has obtained specific liability insurance relating to such studies. As of December 31, 1999, no asserted liability claims existed against the Company. However, in the future, incidents could give rise to claims which could exceed the Company's insurance coverage and resources.

RESEARCH AND DEVELOPMENT

     The Company conducts its research and development activities through its own staff and facilities, as well as through collaborative arrangements with universities, contract research organizations and independent consultants. As of March 1, 2000, the Company had 25 full-time employees, 18 of whom are devoted to research and development and regulatory affairs. Research and developmental expenditures approximated $5,423,100, $4,318,800 and $2,084,800 during the years ended December 31, 1999, 1998 and 1997, respectively. The Company is dependent upon third parties to conduct clinical studies, obtain U.S. Food and Drug Administration ("FDA") and other regulatory approvals and manufacture and market a finished product.

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

     The Company has designed and sponsored clinical trials of Topiglan(TM), the Company's topical formulation of alprostadil and SEPA for use in the treatment of erectile dysfunction. Testing has established safety and tolerance in both normal volunteers and patients with the target disease. In addition, randomized controlled trials have demonstrated effectiveness of the alprostadil formulation in patients with erectile dysfunction. The Company has also conducted laboratory studies with SEPA formulations of nonsteroidal anti-inflammatory drugs for topical application in pain management.

     In addition to the ongoing clinical development programs cited above, the Company, in association with third parties, is currently conducting pre-clinical studies with SEPA formulations in combination with specific drugs for a variety of other applications, including but not limited to fungal infections.

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

     Alprostadil, a synthetic prostaglandin E1 (PGE1), and Viagra(R), are the only drugs approved for marketing in the United States for erectile dysfunction. PGE1 is available in two dosage forms. Caverject(R), marketed by Pharmacia & Upjohn, is administered by needle injection directly into the penis. The second product, developed by Vivus, is a pellet form of the drug administered through a tube inserted into the urethra. In contrast to the invasive forms now available, MacroChem believes that a topical gel formulation applied to the penis will be the preferred dosage form for treatment of this disorder. Viagra(R), an oral product of Pfizer, was approved by the FDA in 1998. Many large drug companies have announced internal programs to develop orally administered alternatives to Pfizer's Viagra for treating male erectile dysfunction. In addition, NexMed has announced commencement of U.S. Phase 2 clinical trials of its topical cream formulation of Alprostadil for treating the disease.

     Johnson & Johnson and Novartis each offer an orally administered anti-fungal therapy for treating fungal infections of the nail. A number of smaller firms are also developing topical and oral therapies for these infections.

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

EMPLOYEES

     As of March 1, 2000, the Company had 25 full time employees, 18 of whom are devoted to research and development and regulatory affairs.

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

     The FDA approval procedure involves completion of certain pre-clinical and manufacturing/stability studies and the submission of the results of these studies to the FDA in an Investigational New Drug (IND) exemption in support of performing clinical trials. IND allowance is then followed by performance of human clinical trials, and additional pre-clinical and manufacturing quality control studies, supporting safety, efficacy and manufacturing quality control. The safety, chemistry, manufacturing and stability and clinical studies developed under the IND are compiled into an NDA or Abbreviated New Drug Application (ANDA) and submitted to the FDA for approval to market.

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

PATENTS AND LICENSE RIGHTS, TRADEMARKS

     During 1999, the Company was granted five U.S. patents and one Australian patent. Two of the U.S. patents and the Australian patent are directed to the Company's MacroDerm polymers. The other three U.S. patents are directed to the Company's Topiglan(TM), Benefen(TM)(and other NSAID) and hormone replacement therapy (HRT) formulations incorporating the Company's basic SEPA(R) technology.

     Also during 1999, the Company filed a non-provisional patent application directed to antifungal nail lacquer products and which incorporate SEPA skin penetration enhancers. Corresponding foreign applications were filed in Europe, Canada, Brazil and Japan. Additional patent protection was filed in the U.S. for other NSAID formulations.

     The Company is also actively pursuing domestic and European registration of its MacroDerm(TM) and Benefen (TM) trademarks.

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

HISTORY OF OPERATING LOSSES; NEED FOR CONTINUED WORKING CAPITAL

     The Company has been engaged primarily in research and development since its inception in 1981 and has derived limited revenues from feasibility studies, the commercial sale of its products and licensing of certain technology. The Company has had no revenues relating to the sale of any products currently under development. The Company has incurred net losses every year since its inception and the Company anticipates that losses may continue for the foreseeable future. See Item 8, "Financial Statements and Supplementary Data." At December 31, 1999, the Company's accumulated deficit was approximately $33.3 million. The Company's ability to continue operations after its current capital resources are exhausted depends on its ability to obtain additional financing and achieve profitable operations, as to which no assurance can be given. However, the Company believes that its financial resources are sufficient to meet planned operating activities for at least the next 12 months.

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

RELIANCE ON KEY EMPLOYEES; LIMITED PERSONNEL; ABILITY TO ATTRACT AND RETAIN QUALIFIED SCIENTISTS

     The success of the Company is dependent on the efforts and abilities of Dr. Carlos M. Samour, its Chairman of the Board of Directors and Scientific Director, Alvin J. Karloff, its Chief Executive Officer and President, Dr. Paul
J. Schechter, its Vice President, Drug Development and Regulatory Affairs and Kenneth L Rice, its Vice President and Chief Financial Officer . Dr. Samour, Mr. Karloff, Dr. Schechter and Mr. Rice are employed by the Company under employment agreements that are of indefinite length and include non-disclosure and non-competition provisions. The loss of Dr. Samour or Mr. Karloff could have a material adverse effect on the Company's business.

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

UNCERTAINTY OF PHARMACEUTICAL PRICING AND RELATED MATTERS

     The future revenues and profitability of, and availability of capital for biomedical and pharmaceutical companies may be affected by the continuing efforts of governmental and third-party payers to contain or reduce the costs of health care through various means. For example, in certain foreign markets pricing or profitability of prescription pharmaceuticals is subject to government control and to reform in the health care system. In the United States, there have been, and the Company expects there will continue to be, a number of federal and state proposals to impose similar government control. While the Company cannot predict whether any such legislative or regulatory proposals will be adopted, the announcement or adoption of such proposals could have a material adverse effect on the Company's prospects. If the Company or one of its partners succeeds in bringing to market one or more of its products, based upon the Company's technology, there can be no assurance that these products will be cost effective and that reimbursement to the consumer will be available or will be sufficient to allow the Company or its partners to sell such products on a profitable basis.

ITEM 2. PROPERTIES.

     Effective December 15, 1999, the Company leased an additional 7,316 square feet of office and laboratory space bringing the total space occupied by the Company to 17,277 square feet. This space is located on one floor of a three story building in Lexington, Massachusetts. See Note 5 to the financial statements included in Item 8 of this Report. The lease agreement is an exhibit to this Report.

ITEM 3. LEGAL PROCEEDINGS.

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of security holders during the three months ended December 31, 1999, through the solicitation of proxies or otherwise.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

MARKET PRICE OF SECURITIES AND RELATED MATTERS

     The Company's Common Stock is traded on NASDAQ under the symbol "MCHM." The following chart sets forth the range of high and low closing prices for the Common Stock for the periods indicated as obtained from NASDAQ:

                                                  COMMON STOCK
                                                      MCHM
         YEAR ENDED                          HIGH          LOW
         DECEMBER 31, 1998
         First Quarter                     13  3/8        7  1/2
         Second Quarter                    12  7/8        7
         Third Quarter                      8  7/16       3  1/8
         Fourth Quarter                     9  3/8        5  1/16

         DECEMBER 31, 1999
         First Quarter                     10  3/4        7  5/8
         Second Quarter                    10  5/8        5 15/16
         Third Quarter                      8             5
         Fourth Quarter                     6  9/16       4  1/16

     The above quotations represent prices between dealers and do not include retail markups, markdowns or commissions and may not necessarily reflect actual transactions. As of December 31, 1999, there were 487 record holders of the Company's Common Stock.

     The Company has never paid dividends on its Common Stock and its Board of Directors does not contemplate declaring any dividends in the foreseeable future. The Company presently intends to retain earnings, if any, to finance research, development, and expansion of its business.

RECENT SALES OF UNREGISTERED SECURITIES

     During 1999, the Company did not issue any securities that were not registered under the Securities Act of 1933.


ITEM 6. SELECTED FINANCIAL DATA.

                                                               YEARS ENDED DECEMBER 31,
                                 ---------------------------------------------------------------------------------

                                      1995               1996            1997             1998            1999
                                      ----               ----            -----            -----           ----

STATEMENTS OF
OPERATIONS DATA:

Revenues                         $    17,493        $   129,786      $   120,350     $   274,749     $  464,332
Research and development
   expenses                        1,238,070          1,736,561        2,084,826       4,318,758       5,423,138
Net loss                          (2,465,837)        (3,139,796)      (3,569,113)     (4,842,871)     (6,787,069)
Basic and diluted net
   loss per share                      (0.20)             (0.21)           (0.21)          (0.22)          (0.30)
Shares used to compute
   basic and diluted net
   loss per share                 12,331,560         15,239,080       16,638,401      22,204,105      22,311,890

BALANCE SHEET DATA:

Working capital                  $ 4,532,623        $ 7,127,252      $24,756,904     $19,891,936     $14,776,372
Current assets                     4,962,562          7,495,715       25,069,804      20,756,671      15,437,685
Total assets                       5,462,625          8,063,750       25,623,836      21,509,724      16,313,732
Current liabilities                  429,939            368,463          312,900         864,735         661,313
Capitalized lease obligations         91,861             57,038           18,408             ---             ---
Total liabilities                    486,198            386,871          312,900       1,364,735       1,161,313
Stockholders' equity               4,976,427          7,676,879       25,310,936      20,144,989      15,152,419

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

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1999 COMPARED TO THE YEAR ENDED DECEMBER 31, 1998

     For 1999 and 1998, the Company recognized revenues of approximately $464,300 and $274,700, respectively, which were primarily from feasibility studies.

     Research and development costs increased by approximately $1,104,300 from approximately $4,318,800 in 1998 to approximately $5,423,100 in 1999, a 26% increase. This increase reflects the Company's continued acceleration of clinical testing of its products and increased internal research and development efforts. The Company expects that research and development costs will continue to increase substantially in 2000, reflecting increased clinical testing efforts.

     Marketing, general and administrative expenses for 1999 aggregated approximately $2,610,800, an increase of approximately $685,800, or 36%, from 1998's total of approximately $1,925,000. This increase primarily reflects increases of $331,100 in stock-based compensation, $32,500 in consulting fees and $295,600 in officers' salaries. The Company expects that marketing, general and administrative expenses will remain essentially the same for 2000 with the exception of routine salary increases.

     Other income decreased by approximately $343,700, or 29%, from $1,174,200 in 1998 to $830,500 in 1999. This decrease is attributable primarily to the lower amount of cash available to be invested.

     For the year ended December 31, 1999, the Company's net loss was approximately $6,787,100 as compared to a loss of approximately $4,482,900 for the previous year, a 51% increase.

YEAR ENDED DECEMBER 31, 1998 COMPARED TO THE YEAR ENDED DECEMBER 31, 1997

     For 1998 and 1997, the Company recognized revenues of approximately $274,700 and $120,400, respectively, which were primarily from feasibility studies.

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

LIQUIDITY AND CAPITAL RESOURCES

     Since inception, the primary source of funding for the Company's operations has been the private and public sale of its securities, and to a lesser extent, the licensing of its proprietary technology and products, government grants and the limited sales of products and test materials. During 1999, the Company received aggregate net proceeds of approximately $1,367,000 from the exercise of stock options and stock warrants, compared to approximately $211,000 in 1998. At December 31, 1999 working capital was approximately $14.7 million, compared to $19.9 million at December 31, 1998. The reduction in the Company's working capital was due primarily to the cash used by operating activities, the Company's investment in equipment and the repurchase of the Company's common stock. Until such time as the Company obtains agreements with third-party licensees or partners to provide funding for the Company's anticipated business activities or the Company is able to obtain funds through the private or public sale of its securities, the Company's working capital will be utilized to fund its operating activities.

     Pursuant to a plan approved by the Company's Board of Directors, the Company is authorized to repurchase 1,000,000 shares of its common stock to be held as treasury shares for future use. During 1999 the Company repurchased 32,500 shares at an aggregate cost of approximately $147,600. At December 31, 1999, 160,165 repurchased shares remain available for future use and 812,650 shares remain available for repurchase under the plan.

     Capital expenditures and additional patent development costs for the year ended December 31, 1999 were approximately $343,200. The Company anticipates capital expenditures of approximately $450,000 during the fiscal year ending December 31, 2000.

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

FUTURE ADOPTION OF ACCOUNTING PRONOUNCEMENTS

     In 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The provisions of SFAS No. 133 will be effective for the Company beginning January 1, 2001. The Company has not yet determined whether the effect of adopting SFAS No. 133 will be material to the Company's financial position or results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

CASH AND CASH EQUIVALENTS

     As of December 31, 1999, the Company is exposed to market risks which relate primarily to changes in U.S. interest rates. The Company's cash equivalents are subject to interest rate risk and will decline in value if interest rates increase. Due to the short duration of these financial instruments, three months or less, changes to interest rates would not have a material effect upon the Company's financial position. A hypothetical 10% change in interest rates would result in an increase or decrease of approximately $83,000 on interest income within the Company's statement of operations.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The information required under this Item 8 is set forth on pages 19 through 33 of this report.

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of MacroChem Corporation:

We have audited the accompanying balance sheets of MacroChem Corporation as of December 31, 1999 and 1998, and the related statements of operations, stockholders' equity,and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of MacroChem Corporation at December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999 in conformity with generally accepted accounting principles.



DELOITTE & TOUCHE LLP


Boston, Massachusetts
March 3, 2000


                                                                              MACROCHEM CORPORATION
                                                                                 BALANCE SHEETS
                                                                                  DECEMBER 31,

ASSETS                             1999           1998      LIABILITIES AND STOCKHOLDERS' EQUITY               1999           1998
------                             ----           ----      -------------------------------------              ----           ----

CURRENT ASSETS:                                             CURRENT LIABILITIES:
  Cash and cash equivalents    $15,183,289    $20,504,097     Accounts payable and accrued expenses      $    565,080  $    771,172
  Accounts receivable               66,954         48,393     Deferred compensation and related accrued
  Receivable due from related                                   interest                                       96,233        93,563
    party                           20,960            ---                                                  ----------    ----------

  Prepaid expenses and other
    current assets                 166,482        204,181
                                ----------     ----------


    TOTAL CURRENT ASSETS        15,437,685     20,756,671       TOTAL CURRENT LIABILITIES                     661,313       864,735
                                ----------     ----------                                                  ----------    ----------

PROPERTY AND EQUIPMENT (NET)       375,464        397,483   DEFERRED REVENUE                                  500,000       500,000
                                ----------     ----------                                                  ----------    ----------

OTHER ASSETS:                                                   TOTAL LIABILITIES                           1,161,313     1,364,735
  Patents,  net                    471,390        351,110
  Deposits                          29,193          4,460   COMMITMENTS AND CONTINGENCIES (Note 5)
                                ----------     ----------

    TOTAL OTHER ASSETS             500,583        355,570   STOCKHOLDERS' EQUITY:
                                ----------     ----------     Preferred stock                                     ---           ---
                                                              Common stock, $.01 par value; authorized
                                                                60,000,000 shares; issued 22,597,564
                                                                shares,outstanding 22,437,399 shares at
                                                                December 31, 1999 and issued 22,281,245
                                                                shares,and outstanding, 22,140,328
                                                                shares atDecember 31, 1998                    225,976       222,812
                                                              Additional paid-in capital                   49,387,454    47,295,449
                                                              Unearned compensation                       (   382,473)  (   170,676)
                                                              Accumulated deficit                         (33,295,188)  (26,508,119)
                                                                                                           ----------    ----------
                                                              Total                                        15,935,769    20,839,466
                                                              Less cost of treasury stock (160,165
                                                                shares at December 31, 1999 and
                                                                140,917 shares atDecember 31, 1998)       (   783,350)  (   694,477)
                                                                                                           ----------    ----------
                                                                TOTAL STOCKHOLDERS' EQUITY                 15,152,419    20,144,989
                                                                                                           ----------    ----------

                                                            TOTAL LIABILITIES AND
TOTAL ASSETS                   $16,313,732    $21,509,724     STOCKHOLDERS' EQUITY                       $ 16,313,732  $ 21,509,724
                                ==========     ==========                                                  ==========    ==========

See notes to financial statements.

                              MACROCHEM CORPORATION
                            STATEMENTS OF OPERATIONS


                                                              Years Ended December 31,
                                           ------------------------------------------------------

                                                  1999               1998              1997
                                                  ----               ----              ----

REVENUES

  Research contracts                        $    464,332       $    274,749        $    120,350
                                              ----------         ----------          ----------


OPERATING EXPENSES

  Research and development                     5,423,138          4,318,758           2,084,826
  Marketing, general and administrative        2,610,768          1,925,021           1,992,157
  Consulting fees with related parties            48,000             48,000              30,000
                                              ----------         ----------          ----------

    TOTAL OPERATING EXPENSES                   8,081,906          6,291,779           4,106,983
                                              ----------         ----------          ----------

    LOSS FROM OPERATIONS                     ( 7,617,574)       ( 6,017,030)        ( 3,986,633)
                                              ----------         ----------          ----------

OTHER INCOME (EXPENSE)

  Interest income                                833,450          1,178,825             424,742
  Interest expense                           (     2,945)       (     4,666)        (     7,222)
                                              ----------         ----------          ----------


    TOTAL OTHER INCOME                           830,505          1,174,159             417,520
                                              ----------         ----------          ----------

NET LOSS                                    $( 6,787,069)      $( 4,842,871)       $( 3,569,113)
                                              ==========         ==========          ==========

BASIC AND DILUTED NET LOSS
  PER SHARE                                 $(       .30)      $(       .22)       $(       .21)
                                              ==========         ==========          ==========

SHARES USED TO COMPUTE BASIC
  AND DILUTED NET LOSS PER
  SHARE                                       22,311,890         22,204,105          16,638,401
                                              ==========         ==========          ==========

See notes to financial statements.


                                                                   MACROCHEM CORPORATION
                                                            STATEMENTS OF STOCKHOLDERS' EQUITY


                             Common Stock Shares
                           ------------------------    Additional                                           Cost of       Total
                                              Common    Paid-In     Unearned    Accumulated                 Treasury   Stockholders'
                         Issued    Treasury    Stock    Capital   Compensation    Deficit       Subtotal     Stock        Equity
-----------------------------------------------------------------------------------------------------------------------------------

BALANCE,
JANUARY 1, 1997        15,601,274            $156,013  $25,839,675  $(222,674)  $(18,096,135) $  7,676,879  $     ---  $  7,676,879

Exercise of common
  stock warrants        4,491,590              44,916   16,938,240        ---            ---    16,983,156               16,983,156
Exercise of common
  stock options           291,501               2,915      692,087        ---            ---       695,002                  695,002
Exercise of unit
  purchase options      1,757,500              17,575    3,058,050        ---            ---     3,075,625                3,075,625
Stock based
  compensation             41,000                 410      395,625     53,352            ---       449,387                  449,387
Net loss                      ---       ---       ---          ---        ---    ( 3,569,113)  ( 3,569,113)       ---   ( 3,569,113)
                       ----------   -------   -------   ----------    -------     ----------    ----------    -------    ----------

BALANCE,
DECEMBER 31, 1997      22,182,865             221,829   46,923,677   (169,322)   (21,665,248)   25,310,936        ---    25,310,936

Exercise of common
  stock warrants            6,342                  63       38,465                                  38,528                   38,528
Exercise of common
  stock options            91,683                 917      171,139                                 172,056                  172,056
Purchase of treasury
  stock                            (154,850)                                                                 (757,599)  (   757,599)
Stock based
  compensation                355     6,158         3      139,352   (  1,354)                     138,001     27,896       165,897
Stock issued to
  401(k) trust                        7,775                 22,816                                  22,816     35,226        58,042
Net loss                      ---       ---       ---          ---        ---    ( 4,842,871)  ( 4,842,871)       ---   ( 4,842,871)
                       ----------   -------   -------   ----------    -------     ----------    ----------    -------    ----------

BALANCE,
DECEMBER 31, 1998      22,281,245  (140,917)  222,812   47,295,449   (170,676)   (26,508,119)   20,839,466   (694,477)   20,144,989

Exercise of common
  stock warrants          137,319               1,374      832,840                                 834,214                  834,214
Exercise of common
  stock options           179,000               1,790      531,366                                 533,156                  533,156
Purchase of treasury
  stock                            ( 32,500)                                                                 (147,570)  (   147,570)
Stock based
  compensation                                             708,837   (211,797)                     497,040                  497,040
Stock issued to
  401(k) trust                       13,252                 18,962                                  18,962     58,697        77,659
Net loss                                                                         ( 6,787,069)  ( 6,787,069)             ( 6,787,069)
                       ----------   -------   -------   ----------    -------     ----------    ----------    -------

BALANCE,
DECEMBER 31, 1999      22,597,564  (160,165) $225,976  $49,387,454  $(382,473)  $(33,295,188) $ 15,935,769  $(783,350) $ 15,152,419
                       ==========   =======   =======   ==========    =======     ==========    ==========    =======    ==========



See notes to financial statements.

                             MACROCHEM CORPORATION
                            STATEMENTS OF CASH FLOWS

                                                                    Years Ended December 31,
                                                       ---------------------------------------------------

                                                            1999              1998              1997
                                                            ----              ----              ----

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                             $(6,787,069)      $(4,842,871)     $( 3,569,113)
                                                          ---------         ---------        ----------
   Adjustments to reconcile net loss to net
      cash used by operating activities:
      Depreciation and amortization                         244,986           181,175           123,888
      Abandoned patent costs                                    ---             5,604               ---
      Loss on disposal of equipment                             ---               ---             1,800
      Stock-based compensation                              497,040           165,897           448,977
      401(k) contributions in company common stock           77,659            58,042               ---
      Increase (decrease) in cash from:
        Accounts receivable                              (   18,561)       (   48,393)           43,977
        Receivable due from related party                (   20,960)              ---               ---
        Prepaid expenses and other current assets            37,699        (   86,498)      (    17,650)
        Accounts payable and accrued expenses            (  206,092)          566,820       (    36,986)
        Deferred compensation and related accrued
          interest                                            2,670             3,423             2,659
        Deferred rent                                           ---               ---       (     1,014)
        Deferred revenue                                        ---           500,000               ---
                                                          ---------         ---------        ----------

        Total adjustments                                   614,441         1,346,070           565,651
                                                          ---------         ---------        ----------

Net cash used by operating activities                    (6,172,628)       (3,496,801)      ( 3,003,462)
                                                          ---------         ---------        ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sale of equipment                              ---               ---               100
   Proceeds from maturities of
      marketable securities                                     ---               ---            21,824
   Deposits                                              (   24,733)              ---               ---
   Expenditures for property and equipment               (  179,067)       (  277,445)      (    48,991)
   Additions to patents                                  (  164,180)       (  108,355)      (    62,794)
                                                          ---------         ---------        ----------

Net cash used by investing activities                    (  367,980)       (  385,800)      (    89,861)
                                                          ---------         ---------        ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Purchase of company stock                             (  147,570)      (   757,599)              ---
   Principal payments on capital lease                          ---       (    18,408)      (    38,630)
   Proceeds from issuance of common stock                       ---               ---               410
   Proceeds from exercise of common stock options           533,156           172,056           695,002
   Proceeds from exercise of common stock warrants          834,214            38,528        16,983,156
   Proceeds from exercise of unit purchase options              ---               ---         3,075,625
                                                          ---------         ---------        ----------

Net cash provided (used) by financing activities          1,219,800        (  565,423)       20,715,563
                                                          ---------         ---------        ----------

                                                                                            (Continued)

                              MACROCHEM CORPORATION
                      STATEMENTS OF CASH FLOWS (Continued)



                                            Years Ended December 31,
                                ----------------------------------------------

                                     1999             1998             1997
                                     ----             ----             ----

NET (DECREASE) INCREASE IN CASH
  AND CASH  EQUIVALENTS         $(  5,320,808)   $( 4,448,024)     $17,622,240

CASH AND CASH EQUIVALENTS,
  BEGINNING OF YEAR               20,504,097       24,952,121        7,329,881
                                  ----------       ----------       ----------

CASH AND CASH EQUIVALENTS,
  END OF YEAR                   $ 15,183,289     $ 20,504,097      $24,952,121
                                  ==========       ==========       ==========



SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid for interest aggregated $0, $1,243, and $4,563, respectively, for the years ended December 31, 1999, 1998 and 1997.

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

 The Company has been engaged primarily in research and development since its inception in 1981 and has derived limited revenues from the commercial sale of its products, licensing of certain technology and feasibility studies. The Company has had no revenues relating to the sale of any products currently under development. The Company has incurred net losses every year since its inception and the Company anticipates that losses may continue for the foreseeable future. At December 31, 1999, the Company's accumulated deficit was approximately $33.3 million. The Company's ability to continue operations after its current capital resources are exhausted depends on its ability to obtain additional financing and achieve profitable operations, as to which no assurances can be given. However, the Company believes that its financial resources are sufficient to meet planned operating activities at least through December 31, 2000.

 The Company organizes itself as one segment reporting to the chief operating decision maker. Products and services consist primarily of research and development activities in the pharmaceutical industry.

 REVENUE RECOGNITION - Revenues are earned and recognized based upon the sale or licensing of product rights, completion of contractually identified development milestones, upon shipment of product, upon completion of a contract or upon the attainment of specific milestones or benchmarks specified in license or development agreements. Deferred revenue at December 31, 1999 and 1998 relates to a nonrefundable collaborative advance against future milestones, if and when achieved.

 RESEARCH AND DEVELOPMENT - Research and development costs are charged to operations as incurred. Such costs include proprietary research and development activities and expenses associated with research and development contracts.

 CASH AND CASH EQUIVALENTS - Cash equivalents consist of short-term, highly liquid investments with a maturity of three months or less when purchased.

 CONCENTRATION OF RISK - Cash and cash equivalents at December 31, 1999 and 1998 are primarily comprised of government agency securities. Accounts receivable at December 31, 1999 and 1998 are due from one customer. 100% of revenue for the years ended December 31, 1999 and 1998 was derived from research contracts with one customer. 100% of revenue for the year ended December 31, 1997 was derived from two customers.

 PROPERTY AND EQUIPMENT - Property and equipment are stated at cost. Depreciation and amortization are provided on the straight-line method over the estimated useful lives of the related assets which range from five to ten years.

 1.  NATURE  OF  BUSINESS  AND  SUMMARY  OF  SIGNIFICANT   ACCOUNTING   POLICIES
 (CONTINUED)

 PATENTS - The Company has filed applications for United States and foreign patents covering aspects of its technology. Costs and expenses incurred in connection with pending patent applications are deferred. Costs related to successful patent applications are amortized over the estimated useful lives of the patents, not exceeding 20 years, using the straight-line method. Accumulated costs related to patents or deferred patent application costs that are considered to have limited future value are charged to expense. Accumulated amortization aggregated approximately $123,500 and $79,600, respectively, at December 31, 1999 and 1998. On an on-going basis, the Company evaluates the recoverability of the net carrying value of various patents by reference to the patent's expected use in drug and other research activities as measured by outside interest in the Company's patented technologies and management's determination of potential future uses of such technologies.

 INCOME TAXES - The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes", which requires the use of the liability method. The objective of this method is to establish deferred tax assets and liabilities for the temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities using tax rates in effect in the year(s) in which the differences are expected to reverse.

 NET INCOME (LOSS) PER SHARE - Basic earnings per share is computed using the weighted average number of common shares outstanding during each year. Diluted earnings per common share reflect the effect of the Company's outstanding options and convertible securities, except where such items would be anti-dilutive. Due to the net losses, reported in 1999, 1998 and 1997, basic and diluted per share amounts are the same. For the years ended December 31, 1999, 1998 and 1997 potential common shares are not included in the per share calculations for diluted EPS, because the effect of their inclusion would be anti-dilutive. Anti-dilutive potential shares not included in per share calculations for 1999, 1998 and 1997 were approximately 3,596,000, 3,347,000 and 8,711,000 shares, respectively.

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

 1.  NATURE  OF  BUSINESS  AND  SUMMARY  OF  SIGNIFICANT   ACCOUNTING   POLICIES
     (CONTINUED)

 The Company has elected to continue to use the intrinsic value based method to account for employee stock option awards under the provisions of Accounting Principles Board No. 25 and provides disclosures based on the fair value method in the notes to the financial statements as permitted by SFAS No. 123.

 Stock or other equity based compensation for non-employees must be accounted for under the fair value based method as required by SFAS No. 123 and Emerging Issues Task Force No.96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services." Under this method, the equity based instrument is valued at either the fair value of the consideration received or from the equity instrument issued on the date of grant. The resulting compensation cost is recognized and charged to operations over the service period, which is usually the vesting period.

 FUTURE ADOPTION OF ACCOUNTING PRONOUNCEMENTS - In 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The provisions of SFAS No. 133 will be effective for the Company beginning January 1, 2001. The Company has not yet determined whether the effect of adopting SFAS No. 133 will be material to the Company's financial position or results of operations.

 2. PROPERTY AND EQUIPMENT

 Property and equipment consists of the following as of December 31:

                                                 1999                1998
                                                 ----                ----

     Laboratory equipment                   $   806,647         $   770,915
     Office equipment                           324,328             208,399
     Leasehold improvements                     174,305             149,249
                                              ---------           ---------
            Total                             1,305,280           1,128,563

     Less:  accumulated depreciation
            and amortization                 (  929,816)         (  731,080)
                                              ---------           ---------

     Property and equipment, net            $   375,464         $   397,483
                                              =========           =========

 3. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

 Accounts payable and accrued expenses consists of the following as of December 31:

                                                 1999                1998
                                                 ----                ----

     Accounts payable                           $71,318            $116,246
     Accrued professional fees                  150,096             150,461
     Accrued clinical trial costs               257,125             498,716
     Accrued miscellaneous                       86,541               5,749
                                                -------             -------
                                               $565,080            $771,172
                                                =======             =======

 4. STOCKHOLDERS' EQUITY

 AUTHORIZED CAPITAL STOCK - Authorized capital stock consists of 60,000,000 shares of $.01 par value common stock of which 22,597,564 shares are issued (22,437,399 are outstanding) and 4,867,796 are reserved for issuance upon exercise of common stock options at December 31, 1999. Authorized and unissued preferred stock totals 6,000,000 shares. On August 31, 1998, the Company's Board of Directors authorized the repurchase of up to 1,000,000 shares of common stock at market price. The Company repurchased 32,500 common shares in 1999 and 154,850 common shares in 1998. At December 31, 1999, 160,165 repurchased shares remain available for future use and 812,650 shares are available to be repurchased.

 STOCK ISSUANCES - The Company had issued 142 units (the "Units") and options for an additional 118.333 Units in connection with a private placement in 1993. A Unit consists of an option for 30,000 shares of the Company's common stock at an exercise price of $1.75 per common share, 10,000 Class A warrants and 10,000 Class AA warrants. Each Class A and AA warrant was convertible to one share of the Company's common stock at a per share exercise price of $3.00 and $4.50 respectively. Outstanding at January 1, 1997 were 58.58 options on Units all of which were exercised and converted into 1,757,500 shares of common stock for aggregate proceeds of $3,075,625.

 WARRANTS - Outstanding at January 1, 1997 were 1,925,566 Class A, 2,522,233 Class AA and 185,500 Class X warrants. Each warrant was exercisable for one share of common stock at a price per share, subject to adjustment, of $3.00, $4.50, and $1.75, respectively. The Class A and Class AA warrants were issued subject to the 1993 private placement. The Class X warrants were issued in connection with a private placement occurring in 1992.

 During  1997,  1,877,666  Class A,  2,463,  924 Class AA, and  150,000  Class X
 warrants were exercised resulting in the issuance of 4,491,590 shares of common stock for aggregate proceeds of $16,983,156. All remaining Class A, Class AA and Class X warrants expired unexercised during 1997.

 In 1996, in connection with services performed for the Company, the firm of Janssen-Meyers, L.P. ("J-M") received a warrant, exercisable immediately and expiring June 17, 1999, for the purchase of 145,800 shares of the Company's common stock at a price of $6.075 per share. During 1999 and 1998, 137,319 and 6,342 warrants were exercised for aggregate proceeds of $834,214 and $38,528, respectively. During 1999, 2,139 warrants expired. Pursuant to an informal understanding, the Company paid J-M a monthly fee of $5,000 for consulting services from December 1996 through April 1997.

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

 The following table presents activity under all stock option plans:

                                                                WEIGHTED AVERAGE
                                         NUMBER OF OPTIONS       EXERCISE PRICE

    Outstanding January 1, 1997             3,553,525               $ 2.85
             Granted                          247,500                 7.03
             Exercised                     (  291,501)                2.38
             Expired                       (   10,000)                4.25
             Canceled                      (   87,820)                5.68
                                            ---------

    Outstanding December 31, 1997           3,411,704                 3.13
             Granted                          574,200                10.14
             Exercised                     (   91,683)                1.88
             Canceled                      (   46,500)                7.17
                                            ---------

    Outstanding December 31, 1998           3,847,721                 4.16
             Granted                          573,750                 6.73
             Exercised                     (  179,000)                2.98
             Canceled                      (  243,180)                7.15
                                            ---------

    Outstanding December 31, 1999           3,999,291                 4.40
                                            =========

    Exercisable at December 31: 1999        3,230,070                 3.48
                                            =========
                                1998        3,065,518                 2.89
                                            =========
                                1997        2,867,204                 2.58
                                            =========

 The weighted average fair values of options granted during 1999, 1998 and 1997 were $5.53, $8.38 and $5.83, respectively.

 All options granted during the three year period ended December 31, 1999 were granted at the market price of the stock.

 The fair value of options on their grant date was measured using the Black/Scholes option pricing model. Key assumptions used to apply this pricing model are as follows:

                                              1999         1998         1997
                                              ----         ----         ----

    Risk-free interest rate                5.01%-6.46%  4.08%-5.88%  5.35%-7.14%
    Expected life of option grants          10 years      10 years    10 years
    Expected volatility of underlying
      stock                                62.5%-95.6%   71%-112.4%  65.3%-87.7%
    Expected dividend payment rate, as a
      percentage of the stock price on
      the date of grant                        ---         ---           ---

 It should be noted that the option pricing model used was designed to value readily tradable stock options with relatively short lives. The options granted to employees are not tradable and have contractual lives of up to ten years.

 The following table sets forth information regarding options outstanding at December 31, 1999:

                                                 Weighted Ave.                    Weighted Ave.
    Range of        Number of         Number    Exercise Price-   Weighted Ave.  Exercise Price-
    Exercise         Options        Currently      Options         Remaining       Currently
     Prices        Outstanding     Exercisable   Outstanding        Life          Exercisable
 ------------------------------------------------------------------------------------------------
      $0.43         1,254,080       1,254,080      $ 0.43            1.17           $ 0.43
   $1.50-$2.00         30,666          30,666      $ 1.69            1.03           $ 1.69
   $2.75-$4.00        543,920         543,920      $ 3.56            4.24           $ 3.08
 $4.875-$5.9375     1,370,175       1,069,675      $ 5.21            4.93           $ 5.59
  $6.064-$8.25        432,450         206,729      $ 8.09            9.14           $ 7.16
  $9.00-$12.688       368,000         125,000      $12.00            8.36           $12.01
                    ---------       ---------
 TOTAL              3,999,291       3,230,070
                    =========       =========

 The Company uses the intrinsic value method to measure compensation expense associated with grants of stock options to employees and, prior to December 15, 1995, to suppliers of goods and services. Had the Company used the fair value method to measure compensation, the reported net loss and basic and diluted net loss per share would have been as follows:

                                    1999            1998              1997
                                    ----            ----              ----

    Net loss as reported        $(6,787,070)    $(4,842,871)      $(3,569,113)
    Compensation costs:
         Employee                (2,270,636)     (2,183,916)       (2,495,545)
         Non-Employee                   ---      (   26,488)       (   31,785)
                                  ---------       ---------         ---------

    Proforma net loss           $(9,057,706)    $(7,053,275)      $(6,096,443)
                                  =========       =========         =========
    Proforma basic and diluted
         net loss per share     $(     0.41)    $(     0.32)      $(     0.37)
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

 UNEARNED COMPENSATION - The following table sets forth the changes to the Company's reported unearned compensation for the years ended December 31, 1999, 1998 and 1997:
                                               1999        1998          1997
                                               ----        ----          ----

    Balance, January 1                        170,676   $ 169,322     $ 222,674
    Common stock granted to non-employees
       below fair market value                    ---         ---       286,071
    Options, warrants and common stock
      granted to non-employees at fair
      market value                            807,888     117,248       378,422
    Amortization of unearned compensation    (497,040)   (115,894)     (448,977)
    Unearned compensation forfeited          ( 99,051)        ---      (268,868)
                                              -------     -------       -------
    Balance, December 31                    $ 382,473   $ 170,676     $ 169,322
                                              =======     =======       =======

 STOCK AND STOCK OPTION ISSUANCES -During 1997, the Company issued 41,000 common shares to non-employees below fair market value and recorded unearned compensation of $286,071 related to these shares. Also in 1997, the Company recorded an additional $378,422 of unearned compensation related to options, warrants and common stock issued or granted to non-employees at fair market value.

 During 1998, the Company issued 355 shares to non-employees at market value and recorded earned compensation related to the shares of $4,504. Also in 1998, the Company recorded unearned compensation related to the issuance of 20,000 options to non-employees of $112,744.

 During 1998, the Company issued 6,158 common shares and recorded $50,000 as compensation for services rendered to the Company.

 During 1999, the Company issued 129,000 options to non-employees at fair market value and recorded unearned compensation of $807,888 related to these shares.

 SHAREHOLDER RIGHTS PLAN - The Company has adopted a shareholder rights plan. The Company declared a dividend consisting of one Right for each share of common stock outstanding on September 10, 1999. Stock issued after that date will be issued with an attached Right.

 Each Right will entitle the holder, upon the occurrence of certain events, to purchase 1/100th of a share of Series B Preferred Stock of the Company at an initial exercise price of $50.00, subject to adjustments for stock dividends, splits and similar events. The Rights will be exercisable only if a person or group acquires 20% or more of the Company's outstanding common stock, or announces an intention to commence a tender or exchange offer, the consummation of which would result in ownership by such person or group of 20% or more of the Company's outstanding common stock.

 The Board of Directors may, at its option after the occurrence of one of the events described above, exchange all of the then outstanding and exercisable Rights for shares of common stock at an exchange ratio of one share of common stock per Right.

 The Board of Directors may redeem the Rights at the redemption price of $0.01 per Right at any time prior to the expiration of the rights plan on August 13, 2009. Distribution of the Rights is not a taxable event to shareholders.

 The Board of  Directors  has  authorized  600,000  shares of Series B Preferred
 Stock.

 5. COMMITMENTS AND CONTINGENCIES

 LEASE COMMITMENTS - The Company renegotiated its lease which was to have expired on February 28, 2000 for its operating facility. The new lease, effective December 15, 1999, expires February 28, 2005. At December 31, 1999, future minimum lease payments under this lease agreement are as follows:

                              2000      $403,800
                              2001      $425,800
                              2002      $438,600
                              2003      $451,800
                              2004      $465,300
                              2005      $ 78,400

 Total rental expense under all operating leases was approximately $211,300, $187,400 and $162,500 for the years ended December 31, 1999, 1998, and 1997, respectively.

 The Company sublets 1,778 square feet of total rented space to Eastern Research Group, Inc. The sublease, effective January 1, 2000, is coterminous with the Company's lease. Future minimum sublease payments are as follows:

                              2000      $42,785
                              2001      $43,816
                              2002      $45,135
                              2003      $46,489
                              2004      $47,879
                              2005      $ 8,069

 EMPLOYMENT AND CONSULTING AGREEMENTS - The Company has employment and consulting agreements with various consultants and certain key employees, with terms ranging from one year to an indefinite period of time. These agreements provide for annual payments of approximately $816,000. In addition, certain consulting agreements also provide for additional payments to certain consultants related to obtaining a financial placement or the sale or licensing of the Company's product or technology to third parties. During the years ended December 31, 1999, 1998 and 1997, no such additional amounts were earned by the related consultants.

 ROYALTY AGREEMENTS - The Company has entered into various license agreements which require the Company to pay royalties based upon a set percentage of certain product sales and license fee revenue. There were no such amounts paid in 1999, 1998 and 1997.

 6. Income Taxes

 No income tax provision or benefit has been provided for federal income tax purposes as the Company has incurred losses since inception. As of December 31, 1999, the Company has available net operating loss carryforwards of approximately $31.6 million for federal income tax purposes, expiring through 2019 and $19.0 million for state income tax purposes, expiring through 2004. In addition, the Company has unused investment and research and development tax credits for federal and state income tax purposes aggregating $776,400 and $484,700, respectively. The use of the federal net operating loss may also be restricted due to changes in ownership in accordance with definitions as stated in the Internal Revenue Code.

 The net tax effect of differences in the timing of certain revenue and expense items and the related carrying amounts of assets and liabilities for financial reporting and tax purposes are not material and, accordingly, are not displayed in the table below. The components of the Company's deferred tax assets as of December 31, 1999 and 1998 are as follows:

                                              1999                  1998
                                              ----                  ----
     Deferred Tax Assets:
       Net operating loss carryforwards    12,557,000            10,300,000
       Tax credit carryforwards             1,261,000               511,800
                                           ----------            ----------
                                           13,818,000            10,811,800
     Valuation allowance                  (13,818,000)          (10,811,800)
                                           ----------            ----------
     Deferred tax asset, net             $        ---          $        ---
                                           ==========            ==========

 For the years ended December 31, 1999, 1998 and 1997, the valuation allowance was increased by approximately $3,006,200, $2,418,800, and $1,340,000, respectively, due to the uncertainty of future realization of currently generated net operating loss and tax credit carryforwards.

 7. EMPLOYEE BENEFIT PLAN

 In 1998, the Company established a qualified 401(k) Retirement Plan (the "Plan") under which employees are allowed to contribute certain percentages of their pay, up to the maximum allowed under Section 401(k) of the Internal Revenue Code. Company contributions to the Plan are at the discretion of the Board of Directors. The Company contributed 13,252 shares of common stock in 1999 and 7,775 shares of commons stock in 1998, valued at $77,659 and $58,042, respectively.

 ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not applicable.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth the year each Director was first elected and the age, positions, and offices presently held by each Director with the
Company:

                               Year First
Name                  Age   Became a Director      Position with Company
--------------------------------------------------------------------------------

Carlos M. Samour .....79         1981        Chairman of the Board of Directors
                                             and  Scientific Director

Alvin J. Karloff......68         1990        Chief Executive Officer, President
                                             and Director

Willard M. Bright ....86         1993        Director

Peter G. Martin.......51         1995        Director

Michael A. Davis......59         1997        Director and Consultant

     The following is a brief summary of the  background of each Director of the
Company:

     CARLOS M. SAMOUR, PH.D., the Company's Chairman of the Board of Directors and its Scientific Director, founded the Company in 1981. From 1958 until the formation of the Company, Dr. Samour was director of the corporate research laboratory at The Kendall Company, a general medical supply company, and its Lexington Laboratory after Kendall was acquired by Colgate-Palmolive Corporation in 1972. Dr. Samour is the inventor of many of the technologies under development by the Company and is responsible for managing research and product development activities. He received an M.S. from the Massachusetts Institute of Technology and a Ph.D. in organic chemistry from Boston University.

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

     WILLARD M. BRIGHT, PH.D., has served as a Director of the Company since December 1992. Since 1982, Dr. Bright has served as a Director (from 1982 to July 1996 as Chairman of the Board of Directors) of Zoll Medical Corporation, a publicly held medical supply company. Prior to 1982, Dr. Bright served as President and Chief Executive Officer of The Kendall Company; as President of the Professional Products Division of Warner Lambert; as President of Boehringer Manheim Corporation USA, a manufacturer of medical products and biochemicals; and as President and Director of Curtiss-Wright Corp., a manufacturer of aerospace and industrial products. Dr. Bright received a B.S. and M.S. from the University of Toledo and a Ph.D. in physical chemistry from Harvard University.

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

     MICHAEL A. DAVIS, M.D., SC.D., has served as a Director of the Company since 1997 and has provided medical and pharmaceutical consulting services to the Company since 1991. Since 1980 Dr. Davis has been Professor of Radiology and Nuclear Medicine and Director, Division of Radiologic Research, University of Massachusetts Medical School. From 1982 to 1997 Dr. Davis was Adjunct Professor of Surgery at Tufts University School of Veterinary Medicine. Since 1986 he has been Affiliate Professor of Biomedical Engineering at Worcester Polytechnic Institute. He is also a director of EZ EM, Inc., a public company engaged in supplying oral radiographic contrast media, as well as medical devices. In addition, from February to November 1999 he was President and Chief Executive Officer of Amerimmune Pharmaceuticals, Inc., formerly known as Versailles Capital Corporation, a public company, and its wholly owned subsidiary, Amerimmune Inc., which is engaged in developing drugs relating to the immune system. Since February 1999 Dr. Davis has been a director of both Amerimmune Pharmaceuticals, Inc. and Amerimmune Inc.. Dr. Davis received a B.S. and M.S. from Worcester Polytechnic Institute, an S.M. and Sc.D. from the Harvard School of Public Health, an M.B.A. from Northeastern University and an M.D. from the University of Massachusetts Medical School.

EXECUTIVE OFFICERS

     The executive officers of the Company, their ages and their positions with the Company are as follows:

Name                  Age                 Position with Company
--------------------------------------------------------------------------------

Carlos M. Samour.......79    Chairman of the Board of Directors and Scientific
                             Director
Alvin J. Karloff.......68    Chief Executive Officer, President and Director
Paul J. Schechter......60    Vice President, Drug Development & Regulatory
                             Affairs
Kenneth L. Rice, Jr... 46    Vice President, Chief Financial Officer, Treasurer
                             and Secretary

     The following is a brief summary of the backgrounds of Dr. Schechter and Mr. Rice. The backgrounds of the Company's other executive officers, Dr. Samour and Mr. Karloff, are summarized above.

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

     KENNETH L. RICE,  JR., Vice  President and Chief  Financial  Officer of the
Company since August 1999 and Treasurer and Corporate Secretary since February 2000, has held executive financial and operating positions at a number of life sciences and computer services firms. Most recently Mr. Rice was Vice President, Finance and Administration, Chief Financial Officer & Secretary at Pentose Pharmaceuticals, Inc. from 1998 to 1999. Mr. Rice held similar positions at Unisyn Technologies, Inc. (1993 to 1998, Senior Vice President, CFO and General Counsel). Mr. Rice spent his early career at Millipore Corporation, where he attained the position of Corporate Tax Director. Mr. Rice holds an LL.M. in Taxation from Boston University Law School, a J.D. from Suffolk Law School and an M.B.A. and B.S.B.A. from Babson College.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who beneficially own more than 10 percent of the Company's Common Stock to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Based solely on its review of the copies of such reports received by it, and written representations from certain reporting persons that no Forms 5 were required for those persons, the Company believes that during 1999 all filing requirements applicable to its officers, directors, and such 10 percent beneficial owners were complied with, except that Peter Martin filed one late report covering an acquisition made in 1999.

ITEM 11.  EXECUTIVE COMPENSATION.

EXECUTIVE OFFICERS' COMPENSATION

     The following table sets forth the compensation earned by or paid or awarded to Dr. Samour, Mr. Karloff and Dr. Riggi during each of the three fiscal years ended December 31, 1999 and to Dr. Schechter during each of the two fiscal years ended December 31, 1999:

                           SUMMARY COMPENSATION TABLE
                                                                              Long Term
                                        Annual Compensation              Compensation Awards
------------------------------------------------------------------------------------------------
                                                                      Securities
                                                       Other Annual   Underlying    All Other
Name and Principal                  Salary     Bonus   Compensation    Options     Compensation
Position                  Year        $        $(1)       $(2)            #           $(3)
------------------------------------------------------------------------------------------------

Carlos M. Samour          1999      250,000   45,000     10,606          -----       5,000
  Chairman, Scientific    1998      237,538   42,757     10,889          -----       5,000
  Director                1997      198,749   35,775     10,894          -----       -----

 Alvin J. Karloff         1999      250,000   45,000     10,955          -----       5,000
  President, Chief        1998      237,563   42,761     13,453          -----       5,000
  Executive Officer       1997      198,749   35,775     13,046          -----       -----

Stephen J. Riggi          1999(4)   106,788    -----      -----          -----      71,337
  Former Vice             1998      175,000    -----      1,175          -----       5,000
  President, Operations   1997      159,167    -----        490          -----       -----

Paul J. Schechter         1999      182,500    -----      -----         50,000       5,000
  Vice President,         1998(5)   116,667    -----        392        180,000       5,000
  Drug Development
  & Regulatory Affairs

------------------------------------------------------------------------------------------------

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

(3) For Dr. Samour, Mr. Karloff and Dr. Schechter, represents the dollar value of Company contributions to the Company's 401(k) Retirement Plan, which was established in 1998. For Dr. Riggi, represents $68,212 paid to Dr. Riggi for consulting services to the Company from August 11, 1999 through December 31, 1999 pursuant to an agreement with the Company and $3,125 of Company contributions to the Company's 401(k) Retirement Plan. Company contributions to the 401(k) Retirement Plan are made in its common stock.

(4)  Dr. Riggi resigned as Director and officer on August 10, 1999.

(5)  Dr. Schechter's employment commenced on May 1, 1998.

STOCK OPTIONS

     The following table provides information concerning the grant of stock options during 1999 to Dr. Schechter (no stock options were granted during 1999 to Dr. Samour, Mr. Karloff or Dr. Riggi):

                                  OPTION GRANTS IN LAST FISCAL YEAR

                                          Individual Grants
                                  ----------------------------------
                                                                            Potential
                                                                            Realizable
                                                                              Value
                                                                            at Assumed
                                                                           Annual Rates
                     Number of    % of Total                              of Stock Price
                    Securities     Options     Exercise                  Appreciation for
                    Underlying    Granted to    or Base                     Option Term
                     Options     Employees in    Price    Expiration       5%        10%
Name                 Granted (#)  Fiscal Year   ($/Sh)       Date         ($)        ($)
------------------------------------------------------------------------------------------

Paul J. Schechter    50,000(1)        9%         7.81    January 2009   216,000    622,000

------------------------------------------------------------------------------------------

(1) The option granted to Dr. Schechter was granted in January 1999 under the Company's 1994 Equity Incentive Plan at an exercise price of $7.81 per share. The option expires ten years from the date of grant and vests with respect to 25,000 shares in January in each of 2000 and 2001.

     The following table provides information concerning unexercised options held by Dr. Samour, Mr. Karloff, Dr. Riggi and Dr. Schechter as of December 31, 1999 (no options were exercised by these persons during the fiscal year ended December 31, 1999):

                    AGGREGATED FISCAL YEAR-END OPTION VALUES

                Number of Securities Underlying        Value of Unexercised
                    Unexercised Options at            In-The-Money Options at
                      Fiscal Year-End #                Fiscal Year-End $ (1)
--------------------------------------------------------------------------------
                        Exercisable/                     Exercisable/
Name                    Unexercisable                    Unexercisable
--------------------------------------------------------------------------------
Carlos M. Samour (2)    695,080/     NA                 $  685,050/ NA
Alvin J. Karloff      1,080,000/     NA                 $2,535,000/ NA
Stephen J. Riggi        180,000/     NA                 $        0/ NA
Paul J. Schechter        60,000/170,000                 $        0/  0
--------------------------------------------------------------------------------
(1) The value of Dr. Samour's, Mr. Karloff's, Dr. Riggi's and Dr. Schechter's in-the-money unexercised options at the end of the fiscal year ended December 31, 1999 was determined by multiplying the number of options held by the difference between the market price of the Common Stock underlying the options on December 31, 1999 ($4.1875 per share) and the exercise price of the options granted.

(2) Does not include options to purchase 300,000 shares of Common Stock granted to Pierrette Samour, Dr. Samour's wife, of which he is deemed to have beneficial ownership. If such 300,000 options were included, Dr. Samour would be deemed to have had a total of 995,080 exercisable options as of December 31, 1999, the value of which would have been $1,435,050.

DIRECTORS' COMPENSATION

     Each non-employee Director of the Company receives compensation of $6,000 annually, $1,000 per meeting attended, $500 for each committee meeting attended, $300 per telephone meeting and reimbursement of travel expenses in connection with attending meetings of the Board of Directors. Dr. Bright receives additional Director compensation of $1,000 per month. Dr. Samour and Mr. Karloff do not receive any additional compensation for their services as Directors. During 1999 no stock options were granted to any non-employee Director.

     The Company currently compensates Dr. Davis at the rate of $3,000 per month for medical and pharmaceutical consulting services.

EMPLOYMENT CONTRACTS, TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL
ARRANGEMENTS

     The Company has entered into employment agreements of indefinite length effective as of November 1, 1992 with each of Dr. Samour and Mr. Karloff. Each agreement currently provides for annual compensation of $250,000. Each agreement also provides for a monthly automobile allowance of $500 net of taxes and a payment, in lieu of retirement benefits, equal to 18% of the individual's base salary. Further, each agreement provides for the payment of 12 months' salary in the event the individual is terminated without cause. In addition, each agreement was amended in 1999 to preclude the individual from competing with the Company during his employment and for a period of two years thereafter, and from disclosing confidential information.

     The Company has entered into an employment agreement of indefinite length effective as of June 8, 1999 with Dr. Schechter. The agreement currently provides for annual compensation of $190,000 and for the payment of six months' salary in the event he is terminated without cause. In addition, the agreement precludes Dr. Schechter from competing with the Company during his employment and for a period of two years thereafter, and from disclosing confidential information.

     The Company and Dr. Riggi entered into a two-year agreement effective as of August 10, 1999 in connection with his resignation as an officer and Director of the Company. Under the agreement, the Company has engaged Dr. Riggi as a consultant. Payment to Dr. Riggi for the first six months was at the annualized rate of $175,000, and for the remaining 18 months will be at the annualized rate of $87,500. During the term of the agreement, Dr. Riggi will receive all benefits provided to him by the Company as of August 10, 1999, other than participation in the Company's 401(k) plan, vacation accrual and other paid time off. The agreement also extends Dr. Riggi's right to exercise all outstanding stock options awarded to him under the Company's 1994 Equity Incentive Plan, as amended, for 24 months after August 10, 1999. Pursuant to the agreement and the Employment Agreement between Dr. Riggi and the Company, dated March 25, 1996 and the Proprietary Information and Inventions Agreement dated March 25, 1996, Dr. Riggi is precluded from competing with the Company for a period of two years commencing on August 10, 1999 and from disclosing confidential information.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     The Company's Compensation Committee consists of Dr. Davis (Chairman), Dr. Bright and Mr. Martin.

ITEM 12.  SECURITIES OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth, as of March 1, 2000, certain information concerning ownership of the Company's common stock by (i) each person known by the Company to be the beneficial owner of more than five percent (5%) of the Company's common stock, (ii) each of the Company's Directors, (iii) each of the executive officers named in the Summary Compensation Table under "Executive Officers' Compensation' above and (iv) all Directors and executive officers as a group. Except as otherwise indicated, the stockholders listed in the table have sole voting and investment powers with respect to the shares indicated.

NAME AND ADDRESS                          NUMBER OF SHARES
OF BENEFICIAL OWNER (1)                  BENEFICIALLY OWNED  PERCENTAGE OF CLASS
--------------------------------------------------------------------------------
Carlos M. and Pierrette E. Samour(2)(3)...   1,459,400                6.5%
Alvin J. Karloff(2)(3)....................   1,080,000                4.8%
Willard M. Bright(2) .....................      86,800                 *
Peter G. Martin(2) .......................      59,270                 *
Michael A. Davis(2).......................      35,000                 *
Paul J. Schechter(2)(3)...................     145,000                 *
Stephen J. Riggi(2)(3)....................     180,000                 *
Peter Janssen.............................   1,357,017                6.0%
   1780 Route 106
   Muttontown, NY 11791
All Directors and Officers as a Group
   (7 persons)(2)(3)......................   3,045,470               13.6%
--------------------------------------------------------------------------------
* Less than one percent (1%).
(1) The address of Dr. Samour, Mrs. Samour, Mr. Karloff, Dr. Bright, Mr. Martin, Dr. Davis, Dr. Schechter and Dr. Riggi is c/o the Company, 110 Hartwell Avenue, Lexington, Massachusetts 02421.
(2) Includes the following numbers of shares issuable upon the exercise of stock options exercisable within 60 days: Dr. and Mrs. Samour-995,080; Mr. Karloff-1,080,000; Dr. Bright-60,000; Mr. Martin-40,000; Dr. Davis-35,000;
     Dr. Schechter-145,000; Dr. Riggi-180,000.
(3)  Does not include the  following  numbers of vested  shares in the Company's
     401(k)  Plan   contributed  by  the  Company  to  match  portions  of  cash
     contributions   by  the   following   Plan   participants:   Dr.  and  Mrs.
     Samour-2,053; Mr. Karloff-1,524; Dr. Schechter-1,524; Dr. Riggi-1,121.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Not applicable.

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
          FORM 8-K.

(a)(1) The following Financial Statements as of December 31, 1999 and 1998 and for the three years in the period ended December 31, 1999 are filed herewith:

                                                      Page
      Independent Auditors' Report                     19
      Balance Sheets                                   20
      Statements of Operations                         21
      Statements of Stockholders' Equity               22
      Statements of Cash Flows                       23-24
      Notes to Financial Statements                  25-33

(a)(2) The following Financial Statement Schedules are filed herewith:

     None.

     Schedules not included herein are omitted because they are not applicable or the required information appears in the Financial Statements or Notes thereto.

(a)(3) The following exhibits are filed herewith or are incorporated by reference as may be indicated:

3a Certificate of Incorporation as amended, incorporated by reference to exhibits to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997.

3b Amended and Restated By-Laws of the Company, incorporated by reference to exhibits to the Company's Current Report on Form 8-K dated August 13, 1999.

4a Stock Purchase Warrant, incorporated by reference to exhibits to the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

4b Rights Agreement dated as of August 13, 1999 between the Company and American Stock Transfer & Trust Company, as Rights Agent, including Form of Certificate of Designation with respect to the Series B Preferred Stock, par value $.01 per share (attached as Exhibit A to the Rights Agreement), Form of Rights Certificate (attached as Exhibit B to the Rights Agreement), and Summary of Rights (attached as Exhibit C to the Rights Agreement), incorporated by reference to exhibits to the Company's Current Report on Form 8-K dated August 13, 1999.

4c  Common Stock Certificate, filed herewith.

10.10.1 1994 Equity Incentive Plan as amended November 14, 1997, incorporated by reference to exhibits to the Company's Annual Report on Form 10-K for the year ended December 31, 1997.*

10.10.2 1984 Non-Qualified Stock Option Plan as amended November 15, 1996, incorporated by reference to exhibits to the Company's Annual Report on Form 10-K for the year ended December 31, 1996.*

10.10.2 1984 Incentive Stock Option Plan as amended November 15, 1996, incorporated by reference to exhibits to the Company's Annual Report on Form 10-K for the year ended December 31, 1996.*

10a   Form of Employment Agreement between the Company and Dr. Carlos M. Samour, incorporated by reference to exhibits to the Company's Registration Statement on Form S-1 (No. 33-62042).*

10a.1 Amendment to Employment Agreement between the Company and Dr. Carlos M. Samour, incorporated by reference to exhibits to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999.*

10b Form of Employment Agreement between the Company and Mr. Alvin J. Karloff, incorporated by reference to exhibits to the Company's Registration Statement on Form S-1 (No. 33-62042).*

10b.1 Amendment to Employment Agreement between the Company and Mr. Alvin J. Karloff, incorporated by reference to exhibits to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999.*

10c Form of Employment Agreement between the Company and Dr. Stephen J. Riggi, incorporated by reference to exhibits to the Company's Annual Report on Form 10-K for the year ended December 31, 1996.*

10c.1   Letter  Agreement  dated  August 10,  1999  between  the Company and Dr.
Stephen J. Riggi, incorporated by reference to exhibits to the Company's Quarterly Report of Form 10-Q for the quarter ended September 30, 1999.*

10d Form of Employment Agreement between the Company and Dr. Paul J. Schechter, incorporated by reference to exhibits to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999.*

10e Form of Employment Agreement between the Company and Mr. Kenneth L. Rice, filed herewith.*

10.11 Lease between GLB Lexington Limited Partnership and the Company dated as of July 21, 1999, for space located at 110 Hartwell Avenue, Lexington, MA 02421, filed herewith.

23.1  Consent of Deloitte & Touche LLP

27  Financial Data Schedule

(b) No current reports on Form 8-K were filed in the three-month period ended December 31, 1999.




--------------------------
*Management contract or compensatory plan or arrangement

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           MACROCHEM CORPORATION

Dated:  March 30, 2000                By:  /s/  Alvin J. Karloff
                                           ---------------------
                                           Alvin J. Karloff
                                           President and Chief Executive Officer



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on March 30, 2000. .

/s/  Alvin J. Karloff     Chief Executive Officer, President,
---------------------     and Director
Alvin J. Karloff


/s/  Kenneth L. Rice      Vice President and Chief Financial Officer
---------------------
Kenneth L. Rice


/s/  Carlos M. Samour     Chairman of the Board of Directors
----------------------    and Scientific Director
Carlos M. Samour, Ph.D.


/s/  Willard M. Bright    Director
----------------------
Willard M. Bright, Ph.D.


/s/  Peter G. Martin      Director
----------------------
Peter G. Martin


/s/  Michael A. Davis     Director
----------------------
Michael A. Davis, M.D.