Form 10-Q
period 2000-03-31
MACROCHEM CORP
filed 2000-05-15
CIK 743884

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    Form 10-Q


(Mark One)
[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 2000

                                       or

[  ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                  For the Transition Period from ____ to ____

                         Commission file number 0-13634

                             MACROCHEM CORPORATION
                             ---------------------
             (Exact name of registrant as specified in its charter)


          Delaware                                             04-2744744
--------------------------------                            ------------------
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

Yes    X          No
      ---              ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Class                                     Outstanding at May 15, 2000:
----------------------------                       ---------------------------
Common Stock, $.01 par value                              22,452,173

                              MACROCHEM CORPORATION

                               INDEX TO FORM 10-Q
                               ------------------

                                                                     Page Number
                                                                     -----------
PART I      FINANCIAL INFORMATION

Item 1      Unaudited Financial Statements

               Balance Sheets
               March 31, 2000 and December 31, 1999                        3

               Statements of Operations
               Three Months Ended March 31, 2000 and 1999                  4

               Statements of Cash Flows
               Three Months Ended March 31, 2000 and 1999                  5

               Notes to Unaudited Financial Statements                    6-7


Item 2      Management's Discussion and Analysis of
            Financial Condition and Results of Operations                 8-10

Item 3      Quantitative and Qualitative Disclosures About Market Risk   10-11

PART II     OTHER INFORMATION

Item 6      Exhibits and Reports on Form 8-K                               11

SIGNATURES                                                                 12

Item 1.       Financial Statements

                              MACROCHEM CORPORATION
                                 BALANCE SHEETS
                                   (Unaudited)
                    (Amounts in thousands except share data)

                                                               March 31,     December 31,
                                                                2000            1999
                                                              ----------     ------------

                                     ASSETS

Current Assets:
       Cash and cash equivalents                              $ 13,583        $ 15,183
       Accounts receivable                                          43              67
       Receivable due from related party                            21              21
       Prepaid expenses and other current assets                   268             166
                                                                ------          ------
           Total current assets                                 13,915          15,437
                                                                ------          ------

Property and equipment, net                                        394             375
                                                                ------          ------

Other assets:
       Patents, net                                                503             471
       Deposits                                                     29              29
                                                                ------          ------
           Total other assets                                      532             500
                                                                ------          ------

Total assets                                                  $ 14,841        $ 16,312
                                                                ======          ======

                                   LIABILITIES

Current liabilities:
       Accounts payable                                       $     74        $     71
       Accrued expenses                                            273             492
       Deferred compensation and related
           accrued interest                                         97              96
                                                                ------          ------
           Total current liabilities                               444             659

Deferred revenue                                                   ---             500
                                                                ------          ------

Commitments and contingencies

                              STOCKHOLDERS' EQUITY

Preferred Stock                                                    ---             ---
Common Stock, $.01 par value, 60,000,000 shares authorized;
       22,615,120 and 22,597,564 shares issued at March 31,
       2000 and December 31, 1999, respectively                    226             226
Additional paid-in capital                                      49,469          49,387
Accumulated deficit                                            (34,202)        (33,295)
Unearned compensation                                          (   302)        (   382)
Less treasury stock, at cost, 162,947 and 160,165 shares at
       March 31, 2000 and December 31, 1999, respectively      (   794)        (   783)
                                                                ------          ------
           Total stockholders' equity                           14,397          15,153

Total liabilities and stockholders' equity                    $ 14,841        $ 16,312
                                                                ======          ======


The accompanying notes are an integral part of these unaudited financial statements.

                              MACROCHEM CORPORATION
                            STATEMENTS OF OPERATIONS
               For the three months ended March, 31 2000 and 1999
                                   (Unaudited)
                  (Amounts in thousands except per share data)


                                            For the three months ended March 31,
                                            ------------------------------------
                                                    2000           1999
                                                    ----           ----

Research contract revenues                       $    543       $     59

Costs and expenses:
       Research and development                     1,026          1,550
       Marketing, general and administrative          604            778
       Consulting fees with related parties            12             12
                                                   ------         ------
           Total costs and expenses                 1,642          2,340
                                                   ------         ------

Loss from operations                              ( 1,099)       ( 2,281)

Other income (expense):
       Interest income                                193            225
       Interest expense                           (     1)       (     1)
                                                   ------         ------
           Total other income                         192            224
                                                   ------         ------

Net loss                                         $(   907)      $( 2,057)
                                                   ======         ======

Net loss per common share - basic and diluted    $(  0.04)      $(  0.09)
                                                   ======         ======
Weighted average common shares
       Outstanding (basic and diluted)             22,438         22,179
                                                   ======         ======



The accompanying notes are an integral part of these unaudited financial statements.


                              MACROCHEM CORPORATION
                            STATEMENTS OF CASH FLOWS
               For the three months ended March 31, 2000 and 1999
                                   (Unaudited)
                             (Amounts in thousands)

                                                                          For the three months ended March 31,
                                                                         ------------------------------------
                                                                                    2000           1999
                                                                                    ----           ----
Cash flows from operating activities:
       Net loss                                                                 $(   907)       $( 2,057)
       Adjustments to reconcile net loss to net cash
           used by operating activities:
           Depreciation and amortization                                              47              53
           Stock-based compensation                                                   94             324
           401(k) contribution in Company common stock                                16              19
           Changes in assets and liabilities:
                Accounts receivable                                                   24               5
                Prepaid expenses and other current assets                        (   102)             11
                Accounts payable and accrued expenses and other liabilities      (   216)        (   382)
                Deferred compensation and related accrued interest                     1               1
Deferred revenue                                                                 (   500)            ---
                                                                                  ------          ------

Net cash used by operating activities                                            ( 1,543)        ( 2,026)
                                                                                  ------          ------

Cash flows from investing activities:
       Expenditures for property and equipment                                   (    61)        (   100)
       Additions to patents                                                      (    37)        (    16)
                                                                                  ------          ------
Net cash used for investing activities                                           (    98)        (   116)
                                                                                  ------          ------

Cash flows from financing activities:
       Purchases of treasury stock                                               (    21)            ---
       Proceeds from exercise of common stock options                                 62             137
                                                                                  ------          ------
Net cash provided from financing activities                                           41             137
                                                                                  ------          ------

Net change in cash and cash equivalents                                          ( 1,600)        ( 2,005)
Cash and cash equivalents at beginning of period                                  15,183          20,504
                                                                                  ------          ------

Cash and cash equivalents at end of period                                      $ 13,583        $ 18,499
                                                                                  ======          ======



The accompanying notes are an integral part of these unaudited financial statements.

                              MACROCHEM CORPORATION
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

(1)      Basis of Presentation
         ---------------------

         The financial statements included herein have been prepared by MacroChem Corporation ("MacroChem" or the "Company") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying unaudited financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows of the Company at the dates and the periods indicated. The unaudited financial statements included herein should be read in conjunction with the audited financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

         The results disclosed in the Statement of Operations for the three months ended March 31, 2000 are not necessarily indicative of the results to be expected for the full year.

         MacroChem is a biopharmaceutical company engaged in the development and commercialization of a portfolio of products through the application of SEPA(R) (Soft Enhancer of Percutaneous Absorption), its patented topical drug delivery technology.


(2)      Basic and Diluted Loss Per Share
         --------------------------------

         The following table sets forth the computation of basic and diluted loss per share:

                                                                       Three Months Ended March 31,
                                                                       ---------------------------
                                                                          2000            1999
                                                                       ----------      -----------

              Numerator for basic and diluted loss per share:
                    Net loss                                          $   907,000     $ 2,057,000
                                                                       ==========      ==========

              Denominator for basic and diluted loss per share:
                    Weighted average shares outstanding                22,438,000      22,179,000
                                                                       ==========      ==========

              Net loss per share - basic                              $      0.04     $      0.09
                                                                       ==========      ==========

              Net loss per share - diluted                            $      0.04     $      0.09
                                                                       ==========      ==========

         During the three month period ended March 31, 2000, securities not included in the computation of diluted earnings per share, because their exercise price exceeded the average market price during the period, were options to purchase 835,450 shares of Common Stock at prices ranging from $6.56 to $12.69, and with expiration dates ranging up to February 8, 2009. Additionally, during the three month period ended March 31, 2000, securities not included in the computation of diluted earnings per share, because they would have an anti-dilutive effect due to the net loss for the period, were options to purchase 3,160,175 shares of Common Stock at prices ranging from $0.44 to $6.06 and with expiration dates ranging up to February 7, 2010.

         During the three month period ended March 31, 1999, securities not included in the computation of diluted earnings per share, because their exercise price exceeded the average market price during the period, were options to purchase 368,000 shares of Common Stock at prices ranging from $11.00 to $12.69, and with expiration dates ranging up to May 22, 2008. Additionally, during the three month period ended March 31, 1999, securities not included in the computation of diluted earnings per share, because they would have an anti-dilutive effect due to the net loss for the period, were options to purchase 3,601,637 shares of Common Stock at prices ranging from $0.44 to $8.50 and with expiration dates ranging up to February 8, 2009.


(3)      Stockholders'Equity
         --------------------

         The Company granted 13,000 Common Stock Options under the 1994 Equity Incentive Plan (the "1994 Plan") during the three months ended March 31, 2000. During this same period, 16,666 options under the 1994 Plan were exercised. In addition, no options under the 1994 Plan were canceled in the three month period. All options were issued with an exercise price at the fair market value of the underlying common stock determined on the date of grant.

(4)      Comprehensive Income
         --------------------

         The Company reports comprehensive income in accordance with Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income", which requires businesses to disclose comprehensive income and its components in their general-purpose financial statements. Comprehensive income (loss) is equal to the Company's net loss for the three months ended March 31, 2000 and 1999.

(5)      Recent Accounting Pronouncements
         --------------------------------

         In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. SFAS No. 133 requires companies to recognize all derivatives as either assets or liabilities, with the instruments measured at fair value. The accounting for changes in fair value, gains or losses, depends on the intended use of the derivative and its resulting designation. Management has not yet determined whether the effect of adopting SFAS No. 133 will be material to the Company's financial position or results of operations.

         In June 1999, the FASB issued SFAS No. 137 which defers the effective date of adoption of SFAS No. 133 to fiscal years beginning after June 15, 2000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General
-------

MacroChem Corporation's primary business is the development of pharmaceutical products for commercialization by employing SEPA(R) (Soft Enhancer of Percutaneous Absorption), its patented topical drug delivery technology. SEPA compounds, when properly combined with drugs, provide pharmaceutical formulations (creams, gels, solutions, etc.) that enhance the transdermal delivery of drugs into the skin or into the bloodstream. The Company currently derives no significant revenue from product sales, royalties or license fees. The Company plans to develop specific SEPA formulations for use with proprietary and non-proprietary drugs manufactured by pharmaceutical companies, and to commercialize these products through the formation of partnerships, strategic alliances and license agreements with those companies. In order to attract strategic partners, the Company is conducting clinical testing of certain SEPA-enhanced drugs.

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

AMERICAN HOME PRODUCTS LICENSE AGREEMENT

The Company was notified by American Home Products ("AHP"), that AHP, for internal strategic reasons, was terminating its License and Stock Purchase Agreement between the Company and AHP (the "AHP Agreement") related to the development of a SEPA-based product. All rights to the subject product reverted to the Company and the Company is continuing to develop and seek licensees for the product.

As a result of the termination of the AHP Agreement, the Company recognized $500,000 in deferred revenue in the quarter ended March 31, 2000.

Results of Operations
---------------------

Revenues, consisting of research contract revenues, increased $484,000, or 820%, to $543,000 in the three month period ended March 31, 2000 from $59,000 in the three month period ended March 31, 1999. Research contract revenues are represented by one research contract related to the Company's proprietary SEPA technology. The increase in revenues during the three month period ended March 31, 2000 is a result of the Company's recognition of $500,000 in deferred revenue upon the termination of the AHP Agreement.

Research and development expenses decreased $524,000, or 34%, to $1,026,000 in the three month period ended March 31, 2000 from $1,550,000 in the three month period ended March 31, 1999. This decrease is primarily attributable to completion during 1999 of various Phase I/II clinical trials of the Company's product candidates. The Company expects to initiate additional clinical testing of its lead products during 2000.

Marketing, general and administrative expenses decreased $174,000, or 22%, to $604,000 in the three months ended March 31, 2000 from $778,000 in the three month period ended March 31, 1999. The decrease is primarily attributable to reductions in stock compensation charges, legal fees, and consulting fees with financial advisors and an investment banker. These decreases were partially offset by an increase in rent expense which is due to additional office and laboratory space leased by the Company.

Other income decreased $32,000, or 14%, to $192,000 in the three month period ended March 31, 2000 from $224,000 in the three month period ended March 31, 1999 primarily due to lower balances of cash and cash equivalents resulting from funds used in Company operations.

For the reasons described above, net loss decreased $1,150,000, or 56%, to $907,000 in the three month period ended March 31, 2000 from $2,057,000 in the three month period ended March 31, 1999.

Liquidity and Capital Resources
-------------------------------

Since inception, the primary source of funding for the Company's operations has been the private and public sale of its securities, and to a lesser extent, the licensing of its proprietary technology and products, government grants and the limited sales of products and test materials. During the first three months of 2000, the Company received aggregate net proceeds of approximately $62,000 from the exercise of stock options, compared to approximately $137,000 for the three months ended March 31, 1999.

At March 31, 2000 working capital was approximately $13,471,000, compared to $14,778,000 at December 31, 1999. The reduction in the Company's working capital was due primarily to the cash used by operating activities. Until such time as the Company obtains agreements with third-party licensees or partners to provide funding for the Company's anticipated business activities or the Company is able to obtain funds through the private or public sale of its securities, the Company's working capital will be utilized primarily to fund its operating activities.

Pursuant to a plan approved by the Company's Board of Directors, the Company is authorized to repurchase 1,000,000 shares of its Common Stock to be held as treasury shares for future use. During the three month period ended March 31, 2000, the Company repurchased 5,000 shares of Common Stock at a cost of $21,000. At March 31, 2000, 162,947 repurchased shares remain available for future use and 807,650 shares remain available for repurchase under the plan.

Capital expenditures and additional patent development costs for the three months ended March 31, 2000 were approximately $98,000. The Company anticipates capital expenditures of approximately $202,000 for the remainder of the current year.

The Company's long term capital requirements will depend upon numerous factors, including the progress of the Company's research and development programs; the resources that the Company devotes to self-funded clinical testing of SEPA-enhanced compounds, proprietary manufacturing methods and advanced technologies; the ability of the Company to enter into additional licensing arrangements or other strategic alliances; the ability of the Company to manufacture products under those arrangements and the demand for its products or the products of its licensees or strategic partners if and when approved for sale by regulatory authorities. In any event, substantial additional funds will be required before the Company is able to generate revenues sufficient to support its operations. There is no assurance that the Company will be able to obtain such additional funds on favorable terms, if at all. The Company's inability to raise sufficient funds could require it to delay, scale back or eliminate certain research and development programs.

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

Year 2000 Compliance
--------------------

The Company's Year 2000 compliance programs were completed on time. The Company's business has not been adversely affected due to the failure of key third parties to successfully complete the Year 2000 conversion. Although there can be no assurance that all of the Company's material third-party relationships had successful conversion programs, management does not expect that any such failure would have a material adverse effect on the financial position, results of operations or liquidity of the Company. The costs of the Company's Year 2000 program to date have not been material, and the Company knows of no further required modifications to its information technology or embedded technology systems that would have a material impact on its financial position, results of operations or liquidity.

Future Adoption Of Accounting Pronouncements
--------------------------------------------

In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. SFAS No. 133 requires companies to recognize all derivatives as either assets or liabilities, with the instruments measured at fair value. The accounting for changes in fair value, gains or losses, depends on the intended use of the derivative and its resulting designation. Management has not yet determined whether the effect of adopting SFAS No. 133 will be material to the Company's financial position or results of operations.

In June 1999, the FASB issued SFAS No. 137 which defers the effective date of adoption of SFAS No. 133 to fiscal years beginning after June 15, 2000.


Item 3.    Quantitative and Qualitative Disclosures About Market Risk

CASH AND CASH EQUIVALENTS

As of March 31, 2000, the Company is exposed to market risks which relate primarily to changes in U.S. interest rates. The Company's cash equivalents are subject to interest rate risk and will decline in value if interest rates increase. Due to the short duration of these financial instruments, three months or less, changes to interest rates would not have a material effect upon the Company's financial position. A hypothetical 10% change in interest rates would result in an increase or decrease of approximately $19,000 on interest income within the Company's statement of operations for the three months ended March 31, 2000.

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

OF OPERATING LOSSES AND NEED FOR CONTINUED WORKING CAPITAL; TECHNOLOGICAL UNCERTAINTY RELATING TO TRANSDERMAL DRUG DELIVERY SYSTEMS AND THE EARLY STAGE OF DEVELOPMENT OF THE COMPANY'S PROPOSED PRODUCTS; THE COMPANY'S NEED FOR
SIGNIFICANT ADDITIONAL PRODUCT DEVELOPMENT EFFORTS AND ADDITIONAL FINANCING; UNCERTAINTIES RELATED TO CLINICAL TRIALS OF THE COMPANY'S PROPOSED PRODUCTS; THE COMPANY'S DEPENDENCE ON THIRD PARTIES FOR COMMERCIALIZATION; NO ASSURANCE OF LICENSE ARRANGEMENTS; THE LACK OF SUCCESS OF THE COMPANY'S PRIOR DEVELOPMENT EFFORTS; UNCERTAINTIES RELATING TO GOVERNMENT REGULATION AND REGULATORY APPROVALS; THE COMPANY'S DEPENDENCE ON THIRD PARTIES FOR THE FDA APPLICATION PROCESS; THE COMPANY'S LACK OF EXPERIENCED MARKETING PERSONNEL AND DEPENDENCE ON THIRD PARTIES FOR MARKETING AND DISTRIBUTION; THE COMPANY'S DEPENDENCE ON THIRD PARTIES FOR MANUFACTURING; THE COMPANY'S RELIANCE ON KEY EMPLOYEES, THE LIMITED PERSONNEL OF THE COMPANY AND ITS DEPENDENCE ON ACCESS TO SCIENTIFIC TALENT; UNCERTAINTIES RELATING TO COMPETITION, PATENTS AND PROPRIETARY TECHNOLOGY;
UNCERTAINTIES RELATING TO RISKS OF PRODUCT LIABILITY CLAIMS, LACK OF PRODUCT LIABILITY INSURANCE, AND EXPENSE AND DIFFICULTY OF OBTAINING ADEQUATE INSURANCE COVERAGE; UNCERTAINTY OF PHARMACEUTICAL PRICING AND RELATED MATTERS; AND OTHER FACTORS. ADDITIONAL INFORMATION ON THESE AND OTHER FACTORS WHICH COULD AFFECT THE COMPANY'S ACTUAL RESULTS AND EXPERIENCE ARE INCLUDED IN THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1999 AND, IN PARTICULAR, THE SECTION ENTITLED "RISK FACTORS".



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


                                           MacroChem Corporation
                                           ---------------------
                                           (Registrant)



May 15, 2000                              /s/ Alvin J. Karloff
                                           --------------------
                                           Alvin J. Karloff
                                           President and Chief Executive
                                           Officer
                                           (Principal Executive Officer)

                                           /s/ Kenneth L. Rice, Jr.
                                           ------------------------
                                           Kenneth L. Rice, Jr.
                                           Chief Financial Officer, Treasurer,
                                           and Secretary
                                           (Principal Financial Officer)