Form 10-Q
period 2000-06-30
MACROCHEM CORP
filed 2000-08-14
CIK 743884

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)
[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2000

                                       or

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

                                  781-862-4003
              (Registrant's telephone number, including area code)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes    X          No

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           CLASS                                OUTSTANDING AT AUGUST 14, 2000:
Common Stock, $.01 par value                              22,792,120

                              MACROCHEM CORPORATION

                               INDEX TO FORM 10-Q


                                                                    PAGE NUMBER
PART I    FINANCIAL INFORMATION

Item 1    Unaudited Financial Statements

          Balance Sheets as of June 30, 2000
              and December 31, 1999...................................   2

          Statements of Operations for the Three and Six Months ended
              June 30, 2000 and 1999..................................   3

          Statements of Cash Flows for the Six Months ended
              June 30, 2000 and 1999..................................   4

          Notes to Unaudited Financial Statements.....................  5-7


Item 2    Management's Discussion and Analysis of Financial
              Condition and Results of Operations.....................  8-10

Item 3    Quantitative and Qualitative Disclosures About Market Risk...  11


PART II   OTHER INFORMATION

Item 4    Submission of Matters to a Vote of Security Holders........... 12

Item 6    Exhibits and Reports on Form 8-K.............................. 12

SIGNATURES.............................................................. 13

ITEM 1.  FINANCIAL STATEMENTS
                              MACROCHEM CORPORATION
                                 BALANCE SHEETS
                                   (Unaudited)
                    (Amounts in thousands except share data)

                                                       June 30,     December 31,
                                                        2000            1999
                                                      ---------     ------------
                                     ASSETS
Current Assets:
       Cash and cash equivalents                      $ 11,843         $ 15,183
       Accounts receivable                                  45               67
       Receivable due from related party                    22               21
       Prepaid expenses and other current assets           372              166
                                                        ------           ------
           Total current assets                         12,282           15,437
                                                        ------           ------

Property and equipment, net                                402              375
                                                        ------           ------

Other assets:
       Patents, net                                        503              471
       Deposits                                             29               29
                                                        ------           ------
           Total other assets                              532              500
                                                        ------           ------

Total assets                                          $ 13,216         $ 16,312
                                                        ======           ======

                                   LIABILITIES
Current liabilities:
       Accounts payable                               $     34         $     71
       Accrued expenses                                    461              492
       Deferred compensation and related
           accrued interest                                ---               96
                                                        ------           ------
           Total current liabilities                       495              659

Deferred revenue                                           ---              500
Other liabilities                                           30              ---
                                                        ------           ------

Commitments and contingencies

                              STOCKHOLDERS' EQUITY
Preferred Stock                                            ---              ---
Common Stock, $.01 par value, 60,000,000 shares
       authorized; 22,615,120 and 22,597,564
       shares issued at June 30, 2000 and
       December 31, 1999, respectively                     226              226
Additional paid-in capital                              52,379           49,387
Accumulated deficit                                    (38,738)         (33,295)
Unearned compensation                                  (   401)         (   382)
Less treasury stock, at cost, 158,719 and
       160,165 shares at June 30, 2000
       and December 31, 1999, respectively             (   775)         (   783)
                                                        ------           ------
           Total stockholders' equity                   12,691           15,153

Total liabilities and stockholders' equity            $ 13,216         $ 16,312
                                                        ======           ======

                              The accompanying notes are an integral part of
these unaudited financial statements.


                              MACROCHEM CORPORATION
                            STATEMENTS OF OPERATIONS
            For the three and six months ended June 30, 2000 and 1999
                                   (Unaudited)
             (Amounts in thousands except share and per share data)

                                        FOR THE THREE MONTHS ENDED JUNE 30,  FOR THE SIX MONTHS ENDED JUNE 30,
                                        ----------------------------------   ---------------------------------

                                              2000           1999                 2000           1999
                                              ----           ----                 ----           ----

Research contract revenues               $         29   $        175         $        572   $        234
                                           ----------     ----------           ----------     ----------


Costs and expenses:
    Research and development                    1,103          1,607                2,129          3,157
    Marketing, general and administrative         825            635                1,429          1,413
    Nonrecurring noncash stock
       compensation charge (Note 6)             2,810            ---                2,810            ---
    Consulting fees with related parties           12             12                   24             24
                                           ----------     ----------           ----------     ----------
       Total costs and expenses                 4,750          2,254                6,392          4,594
                                           ----------     ----------           ----------     ----------

Loss from operations                      (     4,721)   (     2,079)         (     5,820)   (     4,360)
                                           ----------     ----------           ----------     ----------

Other income (expense):
    Interest income                               185            202                  378            427
    Interest expense                              ---            ---          (         1)   (         1)
                                           ----------     ----------           ----------     ----------
       Total other income                         185            202                  377            426
                                           ----------     ----------           ----------     ----------

Net loss                                 $(     4,536)  $(     1,877)        $(     5,443)  $(     3,934)
                                           ==========     ==========           ==========     ==========

Net loss per common share -
    basic and diluted                    $(      0.20)  $(      0.08)        $(      0.24)  $(      0.18)
                                           ==========     ==========           ==========     ==========

Weighted average common shares
    outstanding (basic and diluted)        22,452,000     22,200,000           22,445,000     22,266,000
                                           ==========     ==========           ==========     ==========
















The accompanying notes are an integral part of these unaudited financial statements.

                              MACROCHEM CORPORATION
                            STATEMENTS OF CASH FLOWS
                 For the six months ended June 30, 2000 and 1999
                                   (Unaudited)
                             (Amounts in thousands)

                                                     FOR THE SIX MONTHS ENDED
                                                             JUNE 30,
                                                    ----------------------------
                                                         2000             1999
                                                         ----             ----

Cash flows from operating activities:
  Net Loss                                            $( 5,443)        $( 3,934)
                                                        ------           ------
  Adjustments to reconcile net loss to net cash
    used by operating activities:
    Depreciation and amortization                           90              106
    Stock-based compensation                             2,904              393
    401(k) contribution in company common stock             36               38
    Changes in assets and liabilities:
      Accounts receivable                                   22          (   123)
      Prepaid expenses and other current assets        (   207)               2
      Accounts payable and accrued expenses and
        other liabilities                              (    38)         (   337)
      Deferred compensation and related accrued
        interest                                       (    96)               1
      Deferred revenue                                 (   500)             ---
                                                        ------           ------
Net cash used by operating activities                  ( 3,232)         ( 3,854)
                                                        ------           ------

Cash flows from investing activities:
  Expenditures for property and equipment              (   107)         (   132)
  Additions to patents                                 (    42)         (    60)
                                                        ------           ------
Net cash used for investing activities                 (   149)         (   192)
                                                        ------           ------

Cash flows from financing activities:
  Purchases of treasury stock                          (    21)             ---
  Proceeds from exercise of common stock options            62              137
  Proceeds from exercise of  warrants                      ---              834
                                                        ------           ------
Net cash provided from financing activities                 41              971
                                                        ------           ------

Net change in cash and cash equivalents                ( 3,340)         ( 3,075)
Cash and cash equivalents at beginning of period        15,183           20,504
                                                        ------           ------

Cash and cash equivalents at end of period            $ 11,843          $ 17,429
                                                        ======           ======


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

During the six months ended June 30, 2000 and 1999, cash paid for interest aggregated $1,000 and $0, respectively.

The Company did not pay any income taxes during those periods.



The accompanying notes are an integral part of these unaudited financial statements.

                              MACROCHEM CORPORATION
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

(1)      BASIS OF PRESENTATION

         The financial statements included herein have been prepared by MacroChem Corporation ("MacroChem" or the "Company") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying unaudited financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows of the Company at the dates and for the periods indicated. The unaudited financial statements included herein should be read in conjunction with the audited financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

         The results disclosed in the Statements of Operations for the six months ended June 30, 2000 are not necessarily indicative of the results to be expected for the full year.

         MacroChem is a biopharmaceutical company engaged in the development and commercialization of a portfolio of products through the application of SEPA(R) (Soft Enhancer of Percutaneous Absorption), its patented topical drug delivery technology.


(2)      BASIC AND DILUTED LOSS PER SHARE

         The following table sets forth the computation of basic and diluted loss per share:

                                              THREE MONTHS ENDED JUNE 30,        SIX MONTHS ENDED JUNE 30,
                                            -------------------------------     --------------------------
                                                2000               1999             2000           1999
                                            -----------        ------------     -----------    -----------

           Numerator for basic and diluted
           loss per share:
              Net loss                      $ 4,536,000        $ 1,877,000      $ 5,443,000    $ 3,934,000
                                             ==========         ==========       ==========     ==========

           Denominator for basic and
           diluted loss per share:
              Weighted average shares
                  outstanding                22,452,000         22,200,000       22,445,000     22,266,000
                                             ==========         ==========       ==========     ==========

           Net loss per share - basic       $      0.20        $      0.08      $      0.24    $      0.18
                                             ==========         ==========       ==========     ==========

           Net loss per share - diluted     $      0.20        $      0.08      $      0.24    $      0.18
                                             ==========         ==========       ==========     ==========

         During the three month period ended June 30, 2000, securities not included in the computation of diluted earnings per share, because their exercise price exceeded the average market price during the period, were options to purchase 2,023,516 shares of Common Stock at prices ranging from $5.88 to $12.69, and with expiration dates ranging up to May 17, 2010. Additionally, during the three month period ended June 30, 2000, securities not included in the computation of diluted earnings per share, because they would have an anti-dilutive effect due to the net loss for the period, were options to purchase 2,521,025 shares of Common Stock at prices ranging from $0.44 to $5.75 and with expiration dates ranging up to May 26, 2010.

         During the three month period ended June 30, 1999, securities not included in the computation of diluted earnings per share, because their exercise price exceeded the average market price during the period, were options to purchase 368,000 shares of Common Stock at prices ranging from $8.50 to $12.69, and with expiration dates ranging up to February 3, 2009. Additionally, during the three month period ended June 30, 1999, securities not included in the computation of diluted earnings per share, because they would have an anti-dilutive effect due to the net loss for the period, were options to purchase 3,644,471 shares of Common Stock at prices ranging from $0.44 to $8.25 and with expiration dates ranging up to June 24, 2009.

         During the six month period ended June 30, 2000, securities not included in the computation of diluted earnings per share, because their exercise price exceeded the average market price during the period, were options to purchase 1,214,366 shares of Common Stock at prices ranging from $6.06 to $12.69, and with expiration dates ranging up to May 17, 2010. Additionally, during the six month period ended June 30, 2000, securities not included in the computation of diluted earnings per share, because they would have an anti-dilutive effect due to the net loss for the period, were options to purchase 3,330,175 shares of Common Stock at prices ranging from $0.44 to $5.94 and with expiration dates ranging up to May 26, 2010.

         During the six month period ended June 30, 1999, securities not included in the computation of diluted earnings per share, because their exercise price exceeded the average market price during the period, were options to purchase 368,000 shares of Common Stock at prices ranging from $11.00 to $12.69, and with expiration dates ranging up to May 22, 2008. Additionally, during the six month period ended June 30, 1999, securities not included in the computation of diluted earnings per share, because they would have an anti-dilutive effect due to the net loss for the period, were options to purchase 3,644,471 shares of Common Stock at prices ranging from $0.44 to $8.50 and with expiration dates ranging up to June 24, 2009.

(3)      STOCKHOLDERS' EQUITY

         The Company granted 604,000 Common Stock Options under the 1994 Equity Incentive Plan (the "1994 Plan") during the six months ended June 30, 2000. During this same period, 16,666 options under the 1994 Plan were exercised and 37,084 options were canceled. All options were issued with an exercise price at the fair market value of the underlying common stock determined on the date of grant.

         The Company granted 620,000 Common Stock Options under the 1984 Non-Qualified Stock Option Plan (the "1984 NSO Plan") during the six months ended June 30, 2000. During this same period, 620,000 options under the 1984 NSO Plan were cancelled. The options issued under the 1984 NSO Plan were issued with an exercise price below the fair market value of the underlying common stock determined on the day of grant (See Note 6).

(4)      COMPREHENSIVE INCOME

         The Company reports comprehensive income in accordance with Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income", which requires businesses to disclose comprehensive income and its components in their general-purpose financial statements. Comprehensive income (loss) is equal to the Company's net loss for the three and six months ended June 30, 2000 and 1999.

(5)      RECENT ACCOUNTING PRONOUNCEMENTS

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

         In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin 101, "Revenue Recognition in Financial Statements" ("SAB 101"), which provides guidance related to revenue recognition based on interpretations and practices followed by the SEC. SAB 101 is effective in the quarter ending December 31, 2000, and requires companies to report any changes in revenue recognition as a cumulative change in accounting principle at the time of implementation in accordance with Accounting Principles Board Opinion No. 20, "Accounting Changes." The Company does not believe that the implementation of SAB 101 will impact past revenue recognition practices or have any effect on its financial position.

 (6)     OTHER

         During the period ended June 30, 2000, the Company's Board of Directors approved a two year extension of the terms of certain stock options granted to a present and a former officer of the Company. In connection with the extension of the options and in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," the Company recognized a compensation charge of approximately $2,810,000.

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

As a result of the termination of the AHP Agreement, the Company has recognized $500,000 in deferred revenue in the six month period ended June 30, 2000.

During the period ended June 30, 2000, the Company's Board of Directors approved a two year extension of the terms of certain stock options expiring in March 2001 granted to a present and a former officer of the Company. In connection with the extension of the options and in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," the Company recognized a compensation charge of approximately $2,810,000.

RESULTS OF OPERATIONS

Revenues, consisting of research contract revenues, decreased $146,000, or 83%, to $29,000 in the three month period ended June 30, 2000 from $175,000 in the three month period ended June 30, 1999 and increased $338,000, or 144%, to $572,000 in the six month period ended June 30, 2000 from $234,000 in the six month period ended June 30, 1999. The decrease in research contract revenues in the three month period ended June 30, 2000 and the increase in revenues during the six month period ended June 30, 2000 reflects the termination by AHP of the Company's license agreement for the development of a SEPA-based product. As a result of the termination, the Company recognized $500,000 in deferred revenue in the quarter ended March 31, 2000.

Research and development expenses decreased $504,000, or 31%, to $1,103,000 in the three month period ended June 30, 2000 from $1,607,000 in the three month period ended June 30, 1999 and decreased $1,028,000, or 33%, to $2,129,000 in the six month period ended June 30, 2000 from $3,157,000 in the six month period ended June 30, 1999. The decreases for the three and six month periods are primarily attributable to completion during 1999 of various Phase I/II clinical trials of the Company's product candidates. The Company will initiate additional clinical testing of its lead products during 2000 and, as a result, expects its research and development expenses to increase accordingly.

Marketing, general and administrative expenses increased $190,000, or 30%, to $825,000 in the three month period ended June 30, 2000 from $635,000 in the three month period ended June 30, 1999 and increased $16,000, or 1%, to $1,429,000 in the six month period ended June 30, 2000 from $1,413,000 in the six month period ended June 30, 1999. The increase for the three and six months is primarily attributable to increases in payroll and payroll related costs, rent expense, travel expenses and public company related expenses.

In the period ended June 30, 2000, the Company recorded a nonrecurring noncash stock compensation charge of $2,810,000 related to the extension of the terms of certain stock options expiring in March 2001 granted to a present and former officer of the Company.

Other income decreased by $17,000, or 8%, in the three month period ended June 30, 2000 and by $49,000, or 11%, in the six month period ended June 30, 2000. The decreases are due to lower average invested balances of cash and cash equivalents resulting from funds used in Company operations.

For the reasons described above, net loss increased $2,659,000, or 142%, to $4,536,000 in the three month period ended June 30, 2000 from $1,877,000 in the three month period ended June 30, 1999 and increased $1,509,000, or 38%, to $5,443,000 in the six month period ended June 30, 2000 from $3,934,000 in the six month period ended June 30, 1999.

LIQUIDITY AND CAPITAL RESOURCES

Since inception, the primary source of funding for the Company's operations has been the private and public sale of its securities, and to a lesser extent, the licensing of its proprietary technology and products, government grants and the limited sales of products and test materials. During the first six months of 2000, the Company received aggregate net proceeds of approximately $62,000 from the exercise of stock options, compared to approximately $971,000 related to the exercise of stock options and warrants in the six months ended June 30, 1999.

At June 30, 2000 working capital was approximately $11,787,000, compared to $14,778,000 at December 31, 1999. The reduction in the Company's working capital was due primarily to the cash used by operating activities. The Company has indicated that it plans to seek approximately $8 to $10 million in financing. No assurances can be given that the Company will be able to successfully complete such a transaction. Until such time as the Company obtains agreements with third-party licensees or partners to provide funding for the Company's anticipated business activities or the Company is able to obtain funds through the private or public sale of its securities, the Company's working capital will be utilized primarily to fund its operating activities.

Pursuant to a plan approved by the Company's Board of Directors, the Company is authorized to repurchase 1,000,000 shares of its Common Stock to be held as treasury shares for future use. During the six month period ended June 30, 2000, the Company repurchased 5,000 shares of Common Stock at a cost of $21,000. At June 30, 2000, 158,719 repurchased shares remain available for future use and 807,650 shares remain available for repurchase under the plan.

Capital expenditures and additional patent development costs for the six months ended June 30, 2000 were approximately $149,000. The Company anticipates capital expenditures of approximately $151,000 for the remainder of the current year.

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

In June 1999, the FASB issued SFAS No. 138 which defers the effective date of adoption of SFAS No. 133 to fiscal years beginning after June 15, 2000.

In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin 101, "Revenue Recognition in Financial Statements" ("SAB 101"), which provides guidance related to revenue recognition based on interpretations and practices followed by the SEC. SAB 101 is effective in the quarter ending December 31, 2000, and requires companies to report any changes in revenue recognition as a cumulative change in accounting principle at the time of implementation in accordance with Accounting Principles Board Opinion No. 20, "Accounting Changes." The Company does not believe that the implementation of SAB 101 will impact past revenue recognition practices or have any effect on its financial position.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

CASH AND CASH EQUIVALENTS

As of June 30, 2000, the Company is exposed to market risks which relate primarily to changes in U.S. interest rates. The Company's cash equivalents are subject to interest rate risk and will decline in value if interest rates increase. Due to the short duration of these financial instruments, three months or less, changes to interest rates would not have a material effect upon the Company's financial position. A hypothetical 10% change in interest rates would result in an annual increase or decrease of approximately $38,000 on interest income within the Company's statement of operations for the six months ended June 30, 2000.

THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. THE COMPANY'S ACTUAL RESULTS MAY DIFFER SIGNIFICANTLY FROM THE RESULTS DISCUSSED IN THE FORWARD-LOOKING STATEMENTS IN THIS REPORT AND IN FORWARD-LOOKING STATEMENTS MADE FROM TIME TO TIME BY THE COMPANY ON THE BASIS OF MANAGEMENT'S THEN-CURRENT EXPECTATIONS. FACTORS THAT MIGHT CAUSE SUCH A DIFFERENCE INCLUDE, BUT ARE NOT LIMITED TO THE FOLLOWING: THE COMPANY'S HISTORY OF OPERATING LOSSES AND NEED FOR CONTINUED WORKING CAPITAL; TECHNOLOGICAL UNCERTAINTY RELATING TO TRANSDERMAL DRUG DELIVERY SYSTEMS AND THE EARLY STAGE OF DEVELOPMENT OF THE COMPANY'S PROPOSED PRODUCTS; THE COMPANY'S NEED FOR SIGNIFICANT ADDITIONAL PRODUCT DEVELOPMENT EFFORTS AND ADDITIONAL FINANCING; UNCERTAINTIES RELATED TO CLINICAL TRIALS OF THE COMPANY'S PROPOSED PRODUCTS; THE COMPANY'S DEPENDENCE ON THIRD PARTIES FOR COMMERCIALIZATION; NO ASSURANCE OF LICENSE ARRANGEMENTS; THE LACK OF SUCCESS OF THE COMPANY'S PRIOR DEVELOPMENT EFFORTS; UNCERTAINTIES RELATING TO GOVERNMENT REGULATION AND REGULATORY APPROVALS; THE COMPANY'S DEPENDENCE ON THIRD PARTIES FOR THE FDA APPLICATION PROCESS; THE COMPANY'S LACK OF EXPERIENCED MARKETING PERSONNEL AND DEPENDENCE ON THIRD PARTIES FOR MARKETING AND DISTRIBUTION; THE COMPANY'S DEPENDENCE ON THIRD PARTIES FOR MANUFACTURING; THE COMPANY'S RELIANCE ON KEY EMPLOYEES, THE LIMITED PERSONNEL OF THE COMPANY AND ITS DEPENDENCE ON ACCESS TO SCIENTIFIC TALENT; UNCERTAINTIES RELATING TO COMPETITION, PATENTS AND PROPRIETARY TECHNOLOGY; UNCERTAINTIES RELATING TO RISKS OF PRODUCT LIABILITY CLAIMS, LACK OF PRODUCT LIABILITY INSURANCE, AND EXPENSE AND DIFFICULTY OF OBTAINING ADEQUATE INSURANCE COVERAGE; UNCERTAINTY OF PHARMACEUTICAL PRICING AND RELATED MATTERS; AND OTHER FACTORS. ADDITIONAL INFORMATION ON THESE AND OTHER FACTORS WHICH COULD AFFECT THE COMPANY'S ACTUAL RESULTS AND EXPERIENCE ARE INCLUDED IN THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1999 AND, IN PARTICULAR, THE SECTION ENTITLED "RISK FACTORS."

PART II - OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company's Annual Meeting of Stockholders was held on June 30, 2000. At the meeting (i) all six director nominees were elected and (ii) the appointment of Deloitte & Touche LLP as the independent auditors was ratified.

(i) The following directors were elected for a one-year term by the votes indicated:

       Alvin J. Karloff, 20,114,708 for, 676,343 against; Peter G. Martin, 20,275,488 for, 515,563 against; Michael A. Davis, 20,275,048 for,
       516,003 against; Robert J. DeLuccia, 20,324,148 for, 466,903 against; Paul S. Echenberg, 20,324,148 for, 466,903 against; and Peter G. Savas 20,324,148 for, 466,903 against.

(ii) The appointment of Deloitte & Touche LLP was ratified by a vote of 20,723,795 for, 45,186 against and 22,070 abstaining.


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


                                        MACROCHEM CORPORATION
                                        ---------------------
                                        (Registrant)



August 14, 2000                         /S/ ALVIN J. KARLOFF
                                        --------------------
                                        Alvin J. Karloff
                                        Chairman, President and Chief Executive
                                        Officer
                                        (Principal Executive Officer)

                                        /S/ KENNETH L. RICE, JR.
                                        ------------------------
                                        Kenneth L. Rice, Jr.
                                        Chief Financial Officer, Treasurer,
                                        and Secretary
                                        (Principal Financial Officer)