Form 10-Q
period 2000-09-30
MACROCHEM CORP
filed 2000-11-14
CIK 743884

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)
[X]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 2000

                                       or

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

Yes    X          No
    -------          -------

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         CLASS                                 OUTSTANDING AT OCTOBER 31, 2000:
----------------------------                   --------------------------------
Common Stock, $.01 par value                               24,726,783

                              MACROCHEM CORPORATION

                               INDEX TO FORM 10-Q


                                                                    PAGE NUMBER
PART I    FINANCIAL INFORMATION

Item 1    Unaudited Financial Statements

          Balance Sheets as of September 30, 2000
              and December 31, 1999.................................     2

          Statements of Operations for the Three and Nine Months ended
              September 30, 2000 and 1999...........................     3

          Statements of Cash Flows for the Nine Months ended
              September 30, 2000 and 1999...........................     4

          Notes to Unaudited Financial Statements...................    5-7


Item 2    Management's Discussion and Analysis of Financial
              Condition and Results of Operations...................   7-10

Item 3    Quantitative and Qualitative Disclosures
            About Market Risk.......................................    11


PART II   OTHER INFORMATION

Item 6    Exhibits and Reports on Form 8-K..........................    11


SIGNATURES..........................................................    12

ITEM 1.       FINANCIAL STATEMENTS

                              MACROCHEM CORPORATION
                                 BALANCE SHEETS
                                   (Unaudited)
                    (Amounts in thousands except share data)

                                                   September 30,    December 31,
                                                      2000              1999
                                                   ------------     ------------
                                     ASSETS
Current Assets:
    Cash and cash equivalents                      $ 10,354          $ 15,183
    Accounts receivable                                  32                67
    Receivable due from related party                    22                21
    Prepaid expenses and other current assets           255               166
                                                     ------            ------
         Total current assets                        10,663            15,437
                                                     ------            ------

Property and equipment, net                             394               375
                                                     ------            ------

Other assets:
    Patents, net                                        509               471
    Deposits                                             29                29
                                                     ------            ------
         Total other assets                             538               500
                                                     ------            ------

Total assets                                       $ 11,595          $ 16,312
                                                     ======            ======

                                   LIABILITIES
Current liabilities:
    Accounts payable                               $     26          $     71
    Accrued expenses                                    738               492
    Deferred compensation and related
         accrued interest                               ---                96
                                                     ------            ------
         Total current liabilities                      764               659

Deferred revenue                                        ---               500
Other liabilities                                       ---               ---
                                                     ------            ------

Commitments and contingencies

                              STOCKHOLDERS' EQUITY
Preferred Stock                                         ---               ---
Common Stock, $.01 par value, 60,000,000
    shares authorized; 22,808,620 and
    22,597,564 shares issued at September 30,
    2000 and December 31, 1999, respectively            228               226
Additional paid-in capital                           52,241            49,387
Accumulated deficit                                 (40,488)          (33,295)
Unearned compensation                               (   318)          (   382)
Less treasury stock, at cost, 166,581
    and 160,165 shares at September 30, 2000
    and December 31, 1999, respectively             (   832)          (   783)
                                                     ------            ------
         Total stockholders' equity                  10,831            15,153

Total liabilities and stockholders' equity         $ 11,595          $ 16,312
                                                     ======            ======

The accompanying notes are an integral part of these unaudited financial statements.


                              MACROCHEM CORPORATION
                            STATEMENTS OF OPERATIONS
           For the three and nine months ended Sept 30, 2000 and 1999
                                   (Unaudited)
             (Amounts in thousands except share and per share data)

                                        FOR THE THREE MONTHS ENDED SEPT 30,  FOR THE NINE MONTHS ENDED SEPT 30,
                                        -----------------------------------  ----------------------------------
                                                2000            1999             2000           1999
                                                ----            ----             ----           ----


Research contract revenues                 $         29    $        143    $        601    $        377
                                             ----------      ----------      ----------      ----------


Costs and expenses:
    Research and development                      1,187           1,230           3,316           4,387
    Marketing, general and administrative           754             565           4,993           1,978
    Consulting fees with related parties             13              12              37              36
                                             ----------      ----------      ----------      ----------
         Total costs and expenses                 1,954           1,807           8,346           6,401
                                             ----------      ----------      ----------      ----------

Loss from operations                        (     1,925)    (     1,664)    (     7,745)    (     6,024)
                                             ----------      ----------      ----------      ----------

Other income (expense):
    Interest income                                 175             204             553             632
    Interest expense                                ---     (         1)    (         1)    (         2)
                                             ----------      ----------      ----------      ----------
         Total other income                         175             203             552             630
                                             ----------      ----------      ----------      ----------

Net loss                                   $(     1,750)   $(     1,461)   $(     7,193)   $(     5,394)
                                             ==========      ==========      ==========      ==========

Net loss per common share -
    basic and diluted                      $(      0.08)   $(      0.07)   $(      0.32)   $(      0.24)
                                             ==========      ==========      ==========      ==========

Weighted average common shares
    outstanding (basic and diluted)          22,593,000      22,383,000      22,494,000      22,306,000
                                             ==========      ==========      ==========      ==========
















The accompanying notes are an integral part of these unaudited financial statements.

                              MACROCHEM CORPORATION
                            STATEMENTS OF CASH FLOWS
              For the nine months ended September 30, 2000 and 1999
                                   (Unaudited)
                             (Amounts in thousands)

                                             FOR NINE MONTHS ENDED SEPTEMBER 30,
                                             -----------------------------------
                                                         2000          1999
                                                         ----          ----

Cash flows from operating activities:
    Net Loss                                          $( 7,193)     $( 5,394)
                                                        ------        ------
    Adjustments to reconcile net loss
      to net cash used by operating activities:
      Depreciation and amortization                        131           163
      Stock-based compensation                           2,757           417
      401(k) contribution in company common stock           54            58
      Changes in assets and liabilities:
         Accounts receivable                                35       (    51)
         Prepaid expenses and other current assets     (    90)      (    23)
         Accounts payable and accrued expenses and
           other liabilities                               201       (   289)
         Deferred compensation and related
           accrued interest                            (    96)            2
         Deferred revenue                              (   500)          ---
                                                        ------
Net cash used by operating activities                  ( 4,701)      ( 5,117)
                                                        ------        ------

Cash flows from investing activities:
    Expenditures for property and equipment            (   135)      (   158)
    Additions to patents                               (    53)      (   101)
                                                        ------        ------
Net cash used for investing activities                 (   188)      (   259)
                                                        ------        ------

Cash flows from financing activities:
    Purchases of treasury stock                        (    21)          ---
    Proceeds from exercise of common stock options          81           370
    Proceeds from exercise of  warrants                    ---           834
                                                        ------        ------
Net cash provided from financing activities                 60         1,204
                                                        ------        ------

Net change in cash and cash equivalents                ( 4,829)      ( 4,172)
Cash and cash equivalents at beginning of period        15,183        20,504
                                                        ------        ------

Cash and cash equivalents at end of period            $ 10,354      $ 16,332
                                                        ======        ======


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

During the nine months ended September 30, 2000 and 1999, cash paid for interest aggregated $1,000 and $275, respectively.

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

         The results disclosed in the Statements of Operations for the nine months ended September 30, 2000 are not necessarily indicative of the results to be expected for the full year.

         MacroChem is a biopharmaceutical company engaged in the development and commercialization of a portfolio of products through the application of SEPA(R) (Soft Enhancer of Percutaneous Absorption), its patented topical drug delivery technology.


(2)      BASIC AND DILUTED LOSS PER SHARE

         The following table sets forth the computation of basic and diluted loss per share:

                          Three Months Ended Sept 30, Nine Months Ended Sept 30,
                          --------------------------- --------------------------
                              2000           1999         2000         1999
                          ------------   ------------ -----------  -------------

Numerator for basic and
diluted loss per share:
  Net loss               $ 1,750,000     $ 1,461,000  $ 7,193,000   $ 5,394,000
                          ==========      ==========   ==========    ==========

Denominator for basic and
diluted loss per share:
  Weighted average shares
   outstanding            22,593,000      22,383,000   22,494,000    22,306,000
                          ==========      ==========   ==========    ==========

Net loss per share -
basic                    $      0.08     $      0.07  $      0.32   $      0.24
                          ==========      ==========   ==========    ==========

Net loss per share -
diluted                  $      0.08     $      0.07  $      0.32   $      0.24
                          ==========      ==========   ==========    ==========

         Potential common shares are not included in the per share calculations for diluted EPS, because the effect of their inclusion would be anti-dilutive. Anti-dilutive potential shares not included in per share calculations for the nine months ended September 30, 2000 and 1999 were 1,886,100 and 2,693,597 respectively. Anti-dilutive potential shares not included in per share calculations for the three months ended September 30, 2000 and 1999 were approximately 2,054,100 and 2,272,736 respectively.


(3)      STOCKHOLDERS' EQUITY

         The Company granted 970,000 Common Stock Options under the 1994 Equity Incentive Plan (the "1994 Plan") during the nine months ended September 30, 2000. During this same period, 20,666 options under the 1994 Plan were exercised and 174,500 options were canceled. All options were issued with an exercise price at the fair market value of the underlying common stock determined on the date of grant.

(4)      COMPREHENSIVE INCOME

         The Company reports comprehensive income in accordance with Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income", which requires businesses to disclose comprehensive income and its components in their general-purpose financial statements. Comprehensive income (loss) is equal to the Company's net loss for the three and nine months ended September 30, 2000 and 1999.

(5)      RECENT ACCOUNTING PRONOUNCEMENTS

         In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. SFAS No. 133 requires companies to recognize all derivatives as either assets or liabilities, with the instruments measured at fair value. The accounting for changes in fair value, gains or losses, depends on the intended use of the derivative and its resulting designation. The adoption of SFAS No. 133 is not expected to have a material effect on the Company's financial position or the results of operations, as the Company has not utilized such instruments to date. The Company will adopt SFAS No. 133 on January 1, 2001, as required.


         In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin 101, "Revenue Recognition in Financial Statements" ("SAB 101"), which provides guidance related to revenue recognition based on interpretations and practices followed by the SEC. SAB 101 is effective for the Company in the quarter ending December 31, 2000, and requires companies to report any changes in revenue recognition as a cumulative change in accounting principle at the time of implementation in accordance with Accounting Principles Board Opinion No. 20, "Accounting Changes." The implementation of SAB 101 will not impact past revenue recognition practices or have any effect on the Company's financial position.

(6)      OPTION EXTENSION

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


(7)      SUBSEQUENT EVENT

         In October 2000, the Company sold 1,816,658 shares of its common stock for $9,000,000 in gross proceeds ($8,402,500 net of issuance costs) in a private placement to two institutional investors. The Company also may require the investors to purchase an additional $7,000,000 of common stock seven months after the effectiveness of the required SEC registration statement, subject to certain conditions.

         The investors also received warrants to purchase an aggregate of 363,322 shares of common stock at a purchase price of $5.90 per share for five years. The placement agent received a warrant to purchase 108,999 shares of common stock at a purchase price of $7.43 for five years. The warrants may be exercised on a "cashless" basis. Additionally, each investor received a warrant to purchase additional shares of common stock at a purchase price of $.01 per share exercisable only upon certain conditions relating to the trading price of the common stock during the period following the effectiveness of the registration statement.

         Also in October 2000, a newly-appointed director of the Company purchased 104,577 shares of common stock, at fair market value, resulting in $500,000 of proceeds to the Company.



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

As a result of the termination of the AHP Agreement, the Company has recognized $500,000 in deferred revenue in the nine month period ended September 30, 2000.

TOPIGLAN(R)

On July 10, 2000, the Company, following a favorable U.S. Food and Drug Administration ("FDA") review of its proposed trial protocol, announced that it was beginning a pivotal Phase III clinical trial of its topical impotence drug, Topiglan. The double-blind, randomized and placebo controlled trial will be conducted in approximately 20 specialized centers around the U.S. and will involve more than 400 patients with a well documented history of erectile dysfunction and their partners. The Phase III clinical trial will begin the last phase of Topiglan's development prior to its submission to the FDA for marketing approval.

RESULTS OF OPERATIONS

Revenues, consisting of research contract revenues, decreased $114,000, or 80%, to $29,000 in the three month period ended September 30, 2000 from $143,000 in the three month period ended September 30, 1999 and increased $224,000, or 59%, to $601,000 in the nine month period ended September 30, 2000 from $377,000 in the nine month period ended September 30, 1999. The decrease in research contract revenues is due to the absence of revenues generated by the AHP contract in the three month period ended September 30, 2000. The increase in revenues during the nine month period ended September 30, 2000 is a result of the Company's recognition of $500,000 in revenue previously deferred upon the termination of the AHP Agreement in the first quarter of fiscal 2000, as well as recognition of contract income from research and development feasibilty studies with a major pharmaceutical company.

Research and development expenses decreased $43,000, or 3%, to $1,187,000 in the three month period ended September 30, 2000 from $1,230,000 in the three month period ended September 30, 1999 and decreased $1,071,000, or 24%, to $3,316,000 in the nine month period ended September 30, 2000 from $4,387,000 in the nine month period ended September 30, 1999. The change for the three month period is primarily attributable to an increase of $108,000 due to the initiation of Phase III clinical trials of Topiglan net of a decrease of $235,000 due to a stock compensation market adjustment. The decrease for the nine month period is primarily attributable to Phase I/II clinical trials in 1999.

Marketing, general and administrative expenses increased $189,000, or 33%, to $754,000 in the three month period ended September 30, 2000 from $565,000 in the three month period ended September 30, 1999 and increased $3,015,000, or 152%, to $4,993,000 in the nine month period ended September 30, 2000 from $1,978,000 in the nine month period ended September 30, 1999. The increase for the nine month period is primarily attributable to a stock compensation charge of $2,810,000 related to the extension of certain stock options to key employees from second quarter 2000.

Other  income  decreased  by $28,000,  or 14%, in the three month  period  ended
September 30, 2000 and by $78,000, or 12%, in the nine month period ended September 30, 2000. The decreases are due to lower average invested balances of cash and cash equivalents resulting from funds used in Company operations.

For the reasons described above, net loss increased $289,000, or 20%, to $1,750,000 in the three month period ended September 30, 2000 from $1,461,000 in the three month period ended September 30, 1999 and increased $1,799,000, or 33%, to $7,193,000 in the nine month period ended September 30, 2000 from $5,394,000 in the nine month period ended September 30, 1999.

LIQUIDITY AND CAPITAL RESOURCES

Since inception, the primary source of funding for the Company's operations has been the private and public sale of its securities, and to a lesser extent, the licensing of its proprietary technology and products, government grants and the limited sales of products and test materials. During the first nine months of 2000, the Company received aggregate net proceeds of approximately $81,000 from the exercise of stock options, compared to approximately $1,204,000 related to the exercise of stock options and warrants in the nine months ended September 30, 1999.

At September 30, 2000 working capital was approximately $9,899,000, compared to $14,778,000 at December 31, 1999. The reduction in the Company's working capital was due primarily to the cash used by operating activities. Until such time as the Company obtains agreements with third-party licensees or partners to provide funding for the Company's anticipated business activities or the Company is able to obtain funds through the private or public sale of its securities, the Company's working capital will be utilized primarily to fund its operating activities.

Pursuant to a plan approved by the Company's Board of Directors, the Company is authorized to repurchase 1,000,000 shares of its Common Stock to be held as treasury shares for future use. During the nine month period ended September 30, 2000, the Company repurchased 5,000 shares of Common Stock at a cost of $21,000. At September 30, 2000, 154,018 repurchased shares remain available for future use and 807,650 shares remain available for repurchase under the plan. In addition, during the quarter ended September 30, 2000, 12,563 shares were tendered to the Company, and are being held as treasury stock, as consideration for the exercise of options under the Company's 1984 Non-Qualified Stock Option Plan to receive 179,500 shares of common stock. At September 30, 2000, 166,581 shares are held as treasury stock.

Capital expenditures and additional patent development costs for the nine months ended September 30, 2000 were approximately $188,000.

In October 2000, the Company sold 1,816,658 shares of its common stock for $9,000,000 in gross proceeds ($8,402,500 net of issuance costs) in a private placement to two institutional investors. The Company also may require the investors to purchase an additional $7,000,000 of common stock seven months after the effectiveness of the required SEC registration statement, subject to certain conditions.

The investors also received warrants to purchase an aggregate of 363,322 shares of common stock at a purchase price of $5.90 per share for five years. The placement agent received a warrant to purchase 108,999 shares of common stock at a purchase price $7.43 for five years. The warrants may be exercised on a "cashless" basis. Additionally, each investor received a warrant to purchase additional shares of common stock at a purchase price of $.01 per share exercisable only upon certain conditions relating to the trading price of the common stock during the period following the effectiveness of the registration statement.

Also in October 2000, a newly-appointed director of the Company purchased 104,577 shares of common stock, at fair market value, resulting in $500,000 of proceeds to the Company.

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

FUTURE ADOPTION OF ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. SFAS No. 133 requires companies to recognize all derivatives as either assets or liabilities, with the instruments measured at fair value. The accounting for changes in fair value, gains or losses, depends on the intended use of the derivative and its resulting designation. The adoption of SFAS No. 133 is not expected to have a material effect on the Company's financial position or the results of operations, as the Company has not utilized such instruments to date. The Company will adopt SFAS No. 133 on January 1, 2001, as required.

In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin 101, "Revenue Recognition in Financial Statements" ("SAB 101"), which provides guidance related to revenue recognition based on interpretations and practices followed by the SEC. SAB 101 is effective in the quarter ending December 31, 2000, and requires companies to report any changes in revenue recognition as a cumulative change in accounting principle at the time of implementation in accordance with Accounting Principles Board Opinion No. 20, "Accounting Changes." The implementation of SAB 101 will not impact past revenue recognition practices or have any effect on the Company's financial position.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

CASH AND CASH EQUIVALENTS

As of September 30, 2000, the Company is exposed to market risks which relate primarily to changes in U.S. interest rates. The Company's cash equivalents are subject to interest rate risk and will decline in value if interest rates increase. Due to the short duration of these financial instruments, three months or less, changes to interest rates would not have a material effect upon the Company's financial position.

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


                                         MACROCHEM CORPORATION
                                         ---------------------
                                         (Registrant)



November 14, 2000                        /S/ ALVIN J. KARLOFF
                                         ---------------------------------------
                                         Alvin J. Karloff
                                         Chairman, President and Chief Executive
                                         Officer
                                         (Principal Executive Officer)

                                         /S/ KENNETH L. RICE, JR.
                                         ---------------------------------------
                                         Kenneth L. Rice, Jr.
                                         Chief Financial Officer, Treasurer,
                                         and Secretary
                                         (Principal Financial Officer)