Form 10-K
period 2000-12-31
MACROCHEM CORP
filed 2001-03-30
CIK 743884

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)
[X]       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                   For the Fiscal Year Ended December 31, 2000

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

            Series B Preferred Stock Purchase Rights, $.01 par value
                                (Title of Class)


     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes X       No


     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

     The aggregate market value of the shares of Common Stock held by non-affiliates, based upon the closing price for such stock on March 9, 2001 was approximately $79,000,000. As of March 9, 2001, 25,465,675 shares of Common Stock, $.01 par value, were outstanding.

PART I

Item 1.  Business.

     THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. MACROCHEM'S ACTUAL RESULTS MAY DIFFER SIGNIFICANTLY FROM THE RESULTS DISCUSSED IN THE FORWARD-LOOKING STATEMENTS. FACTORS THAT MIGHT CAUSE SUCH A DIFFERENCE INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED OR REFERRED TO IN "RISK FACTORS".


     MacroChem develops pharmaceutical products for commercialization by applying SEPA(R) (Soft Enhancer of Percutaneous Absorption), our patented topical drug delivery technology. SEPA compounds, when properly combined with drugs, provide pharmaceutical formulations, such as creams, gels and solutions, etc. that enhance the transdermal delivery of drugs into the skin or into the bloodstream. We believe that SEPA compounds enhance the diffusion of drugs into and through the skin by making the outer layer of the skin more permeable to the drug molecule. Transdermal delivery provides an alternative to other methods of drug administration, such as injection, oral dosage forms and inhalation, and may allow selected drugs to be administered more effectively, at lower doses, with fewer adverse events and with improved patient compliance, for both human and veterinary use.

     We are developing specific SEPA formulations for use with non-proprietary and proprietary drugs manufactured by pharmaceutical companies, and we plan to commercialize these products through the formation of partnerships, strategic alliances and license agreements with those companies. In order to attract strategic partners, we are conducting clinical testing of SEPA-enhanced pharmaceuticals. Because of the substantial costs involved in bringing a new pharmaceutical product or a new formulation of an old drug to market, we may be required to rely on pharmaceutical companies to conduct all or part of the clinical trials necessary to gain regulatory approval to manufacture and to market any resulting product.

     We have also developed a series of new low molecular weight polymers, termed MacroDerm(TM), for cosmetic use and the topical delivery of pharmaceuticals. We have developed, tested and evaluated MacroDerm prototypes and are seeking strategic partners to manufacture and market products based upon this technology.

     We do not maintain general product liability insurance, since we do not market drug products. We have ongoing clinical studies and have obtained specific liability insurance relating to our studies. As of December 31, 2000, no liability claims had been asserted against us. However, in the future, incidents could give rise to claims which could exceed our insurance coverage and resources.

Research and Development

     We conduct our research and development activities through our own staff and facilities, and also through collaborative arrangements with universities, contract research organizations and independent consultants. As of March 1, 2001, the Company had 30 full-time employees, 21 of whom are devoted to research and development and regulatory affairs. Research and developmental expenditures were $5,280,600, $5,423,100 and $4,318,800 during the years ended December 31, 2000, 1999 and 1998, respectively. We are also dependent upon third parties to conduct clinical studies, obtain U.S. Food and Drug Administration ("FDA") and other regulatory approvals and manufacture and market a finished product.

     We conduct stability studies, test our unique formulations and design manufacturing processes for our SEPA compounds and adhesive and polymer technologies at our facility and other facilities. We have cGMP (current Good Manufacturing Practices) facilities for the manufacture of dosage forms for clinical evaluations.

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

     In addition, the rate at which an orally administered drug is absorbed may vary depending on several factors, including the drug's chemical properties, the length of time the drug remains in the gastrointestinal tract and the patient's meal patterns. The pharmaceutical industry has investigated a variety of alternative approaches for dealing with drug adverse events and loss of efficacy following oral dosing, including enteric coating of tablets, formulating with various waxes and cellulosic materials, microencapsulation and compressing tablets in various layers. However, the desired effects of these approaches are not always reproducible from patient to patient or effective in bypassing metabolism.

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

MACROCHEM'S DRUG DELIVERY SYSTEMS AND OTHER PROPOSED PRODUCTS

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

     MacroChem has developed SEPA compounds that are designed to enhance the transport, penetration and controlled delivery of drugs through the skin. SEPA compounds are generally colorless, clear liquids that are intended to promote drug delivery by aiding drug molecules to penetrate the skin, diffuse into or through the skin layers and become absorbed into the bloodstream.

     We have our own facility for the in vitro testing of drug formulations containing SEPA, and therefore are less dependent on outside laboratories for this type of testing. We are conducting in vitro studies to evaluate the transdermal enhancing effect of SEPA in combination with a variety of drugs with differing physical and chemical characteristics, representing a broad spectrum of potential drug products. Although our research and development efforts with SEPA are at an advanced stage, we must still conduct substantial additional studies to demonstrate the efficacy and safety of any SEPA-drug formulation. We have found that specific drugs administered transdermally with SEPA demonstrate increased transdermal absorption. Some of the drug formulations tested by us with SEPA contain compounds generally recognized as unlikely or difficult candidates for transdermal delivery because of their physical and chemical properties and molecular size. As these drug formulations are further developed, we plan to conduct additional studies to investigate the efficacy and safety of some of these formulations.

         We have conducted early clinical studies with several drug formulations containing SEPA where SEPA has been demonstrated to enhance transdermal penetration of the specific drug within in vitro testing. Clinical studies have included Phase I trials in which safety and tolerance of a topical application of the drug formulation were assessed, Phase II trials in which efficacy of the specific drug was evaluated in an appropriate clinical condition and Phase III trials in broad patient groups.

     We have designed and sponsored clinical trials through Phase III of Topiglan(R), our topical formulation of alprostadil and SEPA for use in the treatment of erectile dysfunction. Testing has established safety and tolerance in both normal volunteers and patients with the target disorder. In addition, randomized controlled trials have demonstrated effectiveness of the alprostadil formulation in patients with erectile dysfunction. The Company has also conducted laboratory and clinical studies with SEPA formulations of nonsteroidal anti-inflammatory drugs for topical application in pain management.

     In addition to the ongoing clinical development programs cited above, MacroChem, in association with third parties, is currently conducting pre-clinical studies with SEPA formulations in combination with specific drugs for a variety of other applications, including but not limited to fungal infections.

     We believe that SEPA compounds can be used with a broad variety of new and existing drugs to enhance their commercial value. The therapeutic effectiveness and improved convenience of a transdermal SEPA product may substantially expand the existing market for a drug. In addition, a formulation containing a SEPA compound may prove to be a superior alternative to the existing methods of administering certain drugs.

     We are also conducting research on potential extensions of our SEPA platform technology to enable us to deliver even more drugs.

MACRODERM(TM) DRUG DELIVERY SYSTEM

     We have developed a series of new low molecular weight polymers, termed MacroDerm, for use in cosmetics and in the superficial dermal delivery of pharmaceuticals. Potential applications include their use with sunscreens, moisturizers, and insect repellents. We have synthesized, tested and evaluated MacroDerm prototypes and are seeking strategic partners to manufacture and market specific MacroDerm products.

COMPETITION

     We compete with numerous firms, many of which are large, multi-national organizations with worldwide distribution. We believe that our major competitors in the drug delivery sector of the health care industry include ALZA Corporation, Cygnus Therapeutic Systems, Elan Corporation, plc., Novartis and Pfizer. Compared with MacroChem, these firms have substantially greater capital resources, research and development and technical staffs, facilities and experience in obtaining regulatory approvals, as well as in manufacturing, marketing and distribution of products. Recent trends in this area are toward further market consolidation of large drug companies into a smaller number of very large entities, further concentrating financial, technical and market strength and increasing competitive pressure in the industry. Academic institutions, hospitals, governmental agencies and other public and private research organizations are also conducting research and seeking patent protection and may develop competing products or technologies of their own through joint ventures or other arrangements. In addition, recently developed technologies or technologies that may be developed in the future may or could be the basis for competitive products. We cannot guarantee that our competitors will not succeed in developing technologies and products that are more effective or less costly to use than any that we are currently developing.

     Alprostadil, a synthetic prostaglandin E1 (PGE1), and Viagra(R) are the only drugs approved for marketing in the United States for erectile dysfunction. PGE1 is available in two dosage forms. Caverject(R), marketed by Pharmacia & Upjohn, is administered by needle injection directly into the penis. The second product, developed by Vivus, is a pellet form of the drug administered through a tube inserted into the urethra. In contrast to the invasive forms now available, MacroChem believes that a topical gel formulation applied to the penis will be the preferred dosage form for treatment of this disorder. Viagra(R), an oral product of Pfizer, was approved by the FDA in 1998. Many large drug companies have announced internal programs to develop orally administered alternatives to Pfizer's Viagra for treating male erectile dysfunction. In addition, NexMed has announced commencement of U.S. Phase II clinical trials of its topical cream formulation of alprostadil for treating the disease.

     Johnson & Johnson and Novartis each offer an orally administered anti-fungal therapy for treating fungal infections of the nail. A number of smaller firms are also developing topical and oral therapies for these infections.

     We expect any products approved for sale to compete primarily on the basis of efficacy, safety, patient compliance, reliability, price and patent position. Generally, the first pharmaceutical product to reach the market in a therapeutic or preventive area often has a significant advantage compared with later entrants to the market. Our competitive position will also depend on our ability to attract and retain qualified scientific and other personnel, develop effective proprietary products, implement production and marketing plans, obtain patent protection and secure adequate capital resources.

EMPLOYEES

     As of March 1, 2001, the Company had 30 full time employees, 21 of whom are devoted to research and development and regulatory affairs. None of our employees are covered by a collective bargaining agreement, and we consider relations with our employees to be good.

GOVERNMENT REGULATION

     The production and marketing of our drug delivery systems and pharmaceutical products are subject to regulation for safety, efficacy and quality by numerous federal, state and local agencies and comparable agencies in foreign countries. In the United States, the Federal Food, Drug and Cosmetics Act, the Public Health Service Act, the Controlled Substances Act and other federal statutes and regulations govern or influence the testing, manufacture, safety, labeling, storage, record keeping, approval, advertising and promotion of our proposed products and technologies.

     Non-compliance with applicable requirements can result in fines and other judicially imposed sanctions including recalls and criminal prosecutions based on violation of statutory requirements by products, promotional practices, or manufacturing practices. In addition, administrative remedies can involve voluntary recalls or cessation of sale of products, administrative detention, public notice, voluntary changes in labeling, manufacturing or promotional practices, as well as refusal of the government to approve New Drug Applications
(NDAs). The FDA also has the authority to withdraw approval of drugs in accordance with statutory procedures.

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

     A 30-day waiting period after the filing of each IND application is required by the FDA prior to the commencement of clinical testing in human subjects. If the FDA does not comment on or question the IND application within 30 days, initial clinical studies may begin. However, any FDA comments or questions must be answered to the satisfaction of the FDA before initial clinical testing can begin. In some instances, this process could result in substantial delay and expense.

     The results of the preclinical and clinical studies on new drugs are submitted to the FDA in the form of NDAs for approval to commence commercial sales. Following extensive review, the FDA may grant marketing approval, require additional testing or information or deny the application. All products must continue to comply with all FDA requirements and the conditions in an approved application, including product specifications, manufacturing process and labeling requirements. Failure to comply, or the occurrence of unanticipated adverse events during commercial marketing, could lead to the need for labeling changes, product recall, seizure, injunctions against distribution or other FDA-initiated action, which could delay further marketing until the products are brought into compliance.

     In certain cases, an ANDA may be filed in lieu of filing an NDA. An ANDA relies on bioequivalency tests that compare the applicant's drug with an already approved reference drug, rather than on clinical trials. An ANDA may be available to us for a new formulation of a drug which has already been approved by the FDA in other topical dosage forms. By concentrating on drug delivery systems employing existing drugs, we expect that the time for regulatory approval of certain products should be shorter than for entirely new substances.

     The NDA itself is a complicated and detailed document and must include the results of extensive animal, clinical and other testing, the cost of which is substantial. Although the FDA is required to review applications within 180 days of filing, in the process of reviewing applications the FDA frequently requests that additional information be submitted and restarts the 180-day regulatory review period when the requested additional information is submitted. The effect of such requests and subsequent submissions can significantly extend the time for the NDA review process. Until an NDA is actually approved, no assurance can be given that the information requested and submitted will be considered adequate by the FDA to justify approval.

     In addition, packaging and labeling of most of our proposed products are subject to FDA regulation. We must get FDA approval for all labeling and packaging prior to marketing of a regulated product.

     Whether or not FDA approval has been obtained, approval of a product by a comparable regulatory authority must be obtained in most foreign countries before marketing of the product in that country. The approval procedure varies from country to country and may involve additional testing, and the time required may differ from that required for FDA approval. Although some procedures for unified filings exist for certain European countries, in general each country has its own procedure and requirements, many of which are time consuming and expensive. Thus, substantial delays in obtaining required approvals from foreign regulatory authorities can result after the relevant applications are filed. After such approvals are obtained, further delays may be encountered before the products become commercially available.

     We cannot guarantee that any required FDA or other governmental approval will be granted or, if granted, will not be withdrawn. Governmental regulation may prevent or substantially delay the marketing of our proposed products, cause us to undertake costly procedures and furnish a competitive advantage to the more substantially capitalized companies with which we plan to compete. In addition, we cannot predict the extent of potentially adverse government regulations that may arise from future administrative action or legislation.

PATENTS, TRADEMARKS AND LICENSE RIGHTS

     During 2000, our U.S. patent application for topical antifungal formulations using the SEPA skin penetration enhancer (EcoNail(TM)) was allowed with all of its claims. The application also covers the use of SEPA compounds as a plasticizing agent for film-forming polymers with or without antifungal agents. The patent is expected to formally issue in the first quarter of 2001.

     During the year we filed two new U.S. patent applications. One application is for the use of the SEPA skin penetration enhancer compounds in veterinary products. The other application is directed to an antifungal topical formulation.

     We filed foreign patent applications for the Topiglan product in eleven countries. The U.S. application for registration of the Topiglan trademark was approved during the year.

     We are also actively continuing to pursue domestic and European registration of our MacroDerm and Benefen trademarks, which have been allowed in the United States; however, registration is still pending the outcome of potential oppositions.

     We believe that patent protection of our technologies, processes and products is important to our future operations. The success of our proposed products may depend, in part, upon our ability to obtain patent protection.

     Although we intend to file additional patent applications, as management believes appropriate for any new products or technological developments, we cannot guarantee that any additional patents will be issued or, if issued, will be of commercial benefit to us. In addition, to anticipate the breadth or degree of protection that any such patents may afford is impossible. To the extent that we rely on unpatented proprietary technology, we cannot guarantee that others will not independently develop or obtain substantially equivalent or superior technology or otherwise gain access to our trade secrets, that any obligation of confidentiality will be honored or that we will be able to effectively protect our rights to proprietary technology. Further, we cannot guarantee that any products developed by us will not infringe patents held by third parties or that, in such case, licenses from such third parties will be available on commercially acceptable terms, if at all.

     In connection with our prior research and development efforts, we own several patents and possess certain license rights in connection with other technologies, which we are not currently pursuing. We intend to enforce our patent position and intellectual property rights vigorously. The cost of enforcing our patent rights in lawsuits, if necessary, may be significant and could interfere with our operations.

RISK FACTORS

         IN ADDITION TO THE OTHER INFORMATION IN THIS REPORT, THE FOLLOWING RISK FACTORS SHOULD BE CONSIDERED CAREFULLY IN EVALUATING US AND OUR BUSINESS. THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. OUR ACTUAL RESULTS MAY DIFFER SIGNIFICANTLY FROM THE RESULTS DISCUSSED IN THE FORWARD-LOOKING STATEMENTS IN THIS REPORT AND IN FORWARD-LOOKING STATEMENTS MADE FROM TIME TO TIME BY THE US ON THE BASIS OF MANAGEMENT'S THEN-CURRENT EXPECTATIONS. FACTORS THAT MIGHT CAUSE SUCH A DIFFERENCE INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED OR REFERRED TO BELOW.

WE HAVE A HISTORY OF OPERATING LOSSES AND WILL CONTINUE TO NEED WORKING CAPITAL.

     Since 1981, we have been engaged primarily in research and development and have derived limited revenues from feasibility studies, the commercial sale of our products and the licensing of certain technology. We have not generated any revenues from the sale of any products currently under development. We have incurred net losses every year since we began doing business and we anticipate that losses will continue for the foreseeable future. As of December 31, 2000, we had an accumulated deficit of $43,041,000. Our ability to continue operations after our current capital resources are exhausted depends on our ability to secure additional financing and to become profitable, which we cannot guarantee. However, we believe that our financial resources are sufficient to meet planned operating activities for at least the next 12 months.

     In addition, the two investors in an October 2000 private financing each have rights of first refusal with respect to our issuance of equity securities before August 23, 2001, which could make it harder for us to attract additional financing, if required, prior to that time.

     We continue to pursue the commercialization of our SEPA technology through discussions with potential licensees. There can be no guarantee that these discussions will lead to any licenses or that we will receive any license fees. Until marketing approvals are obtained and/or license agreements are entered into, if ever, we expect to generate only limited licensing revenue and no royalties from sales of products using SEPA. In addition, we intend to continue to make the substantial expenditures required to support our research and development programs, including preclinical studies and clinical trials. As a result, we expect to incur operating losses for the foreseeable future.

OUR PRODUCTS ARE IN AN EARLY STAGE OF DEVELOPMENT AND REMAIN SUBJECT TO TECHNOLOGY UNCERTAINTY.

     Various pharmaceutical companies have developed systems to enhance the transdermal delivery of specific drugs, but relatively limited research has been conducted about using transdermal delivery systems for a wider range of pharmaceutical products. Although we have demonstrated in preclinical and clinical studies that SEPA transdermal compounds may have applicability when paired with a broad range of drugs, transdermal delivery systems are currently marketed for only a limited number of products. In addition, some transdermal delivery systems used to date have demonstrated adverse side effects for users, including skin irritation and delivery difficulties.

     Most of our proposed products are in the early development stage and will require significant further research, development, testing and regulatory clearances. Our proposed products are subject to the risks of failure inherent in the development of products based on innovative technologies. These risks include the possibilities that any or all of the proposed products may be found to be ineffective or toxic, or otherwise may fail to receive necessary regulatory clearances. In addition, even if our proposed products are effective, they may be uneconomical to market or third parties may market superior or equivalent products. Due to the extended testing and regulatory review process required before we obtain marketing clearance for any of our proposed products, we do not expect to realize royalty revenues from the sale of any drugs in the foreseeable future.

WE WILL NEED TO MAKE SIGNIFICANT PRODUCT DEVELOPMENT EFFORTS AND RECEIVE ADDITIONAL FUNDING TO MARKET OR LICENSE ANY PRODUCTS.

     Before we or any of our potential licensees may market any products based upon our technology, significant additional development efforts and substantial testing will be necessary. In most cases, we will require substantial additional funding to fund clinical studies on our proposed products. We cannot guarantee that we will be able to secure such funding on favorable terms, if at all.

OUR PRODUCTS MAY NOT SUCCESSFULLY COMPLETE THE EXTENSIVE REGULATORY APPROVAL PROCESS REQUIRED PRIOR TO ANY PHARMACEUTICAL PRODUCT BEING MARKETED.

     Before obtaining regulatory approval for the commercial sale of any of the pharmaceutical products we have under development, we must demonstrate that the product is safe and efficacious for use in each proposed indication. The results of preclinical studies and early clinical trials may not accurately predict results that will be obtained in large-scale testing, and we cannot guarantee that clinical trials will prove that our products are safe and efficacious or that any of our products will ultimately be marketable. A number of other companies in the pharmaceutical industry have suffered significant setbacks in advanced clinical trials, even after they achieved promising results in earlier trials. If we are unable to demonstrate the safety and efficacy of our products, we may be adversely affected.

WE DEPEND ON THIRD PARTIES ENTERING INTO LICENSE ARRANGEMENTS WITH US AND HELPING US DEVELOP OUR PRODUCTS.

     To the extent we rely on licensees and joint venture arrangements to fund most of the costs relating to product development and clinical trials, licensees may have the legal right to terminate funding for a product at any time for any reason without significant penalty. We cannot control the resources and attention that a licensee may devote to a product and this can result in delays in clinical testing, regulatory filings and commercialization efforts. We also cannot guarantee that we will be able to enter into collaborative arrangements or that any collaborative arrangements will succeed.

OUR PRIOR DEVELOPMENT EFFORTS HAVE NOT GENERATED SUSTAINED REVENUES OR ANY PROFITS.

     Since 1981, we have engaged in research and development activities with respect to a variety of technologies and products, including polymers for medical and industrial use, dental adhesives, osteoporotic drugs and transdermal drug delivery products. None of our products or technologies has ever generated sustained revenues and we have never been profitable. We have expended substantial resources in researching and developing technology relating to our products as well as in connection with the research and development of transdermal delivery systems. We cannot guarantee that our development activities with respect to transdermal delivery systems will be successful or that these efforts will not eventually be abandoned.

WE LACK MARKETING EXPERIENCE AND AS A RESULT WE DEPEND ON THIRD PARTIES TO MARKET AND DISTRIBUTE OUR PRODUCTS.

     We intend to market and distribute our proposed products through other companies. We cannot guarantee that we will be able to enter into agreements with other companies on acceptable terms, if at all. We may have to cede control over some or all aspects of the marketing and sales of our products as a condition to entering into such arrangements. We currently have no sales force or marketing organization. If we decide to directly market and sell any of our products, we will, among other things, have to develop such capabilities, including the ability to attract and retain qualified and experienced marketing and sales personnel. We cannot guarantee that we will be able to attract and retain qualified and experienced marketing and sales personnel or that any efforts undertaken by such personnel will be successful.

WE DEPEND ON THIRD PARTIES TO MANUFACTURE OUR PRODUCTS.

     We do not have facilities capable of manufacturing any of our proposed products in commercial quantities and we do not have plans to obtain such facilities. Accordingly, we will depend to a significant extent on licensees or corporate partners for such manufacturing and for compliance with regulatory requirements for good manufacturing practices. There can be no guarantee that such partners or licensees will perform their obligations in a timely fashion. Our dependence on third parties for manufacturing may adversely affect our ability to develop and deliver products on a timely and competitive basis. If we decide to establish a commercial manufacturing facility, we will require substantial additional funds. We will be required to hire and retain significant additional personnel and we will have to comply with extensive government regulations. We cannot guarantee that we will be able to obtain the additional capital required to conduct manufacturing activities directly on acceptable terms, if at all.

OUR BUSINESS WILL SUFFER IF WE LOSE KEY PERSONNEL.

     The success of our business depends on our ability to attract, retain and motivate qualified senior management personnel who are in high demand.

OUR BUSINESS WILL SUFFER IF WE FAIL TO ATTRACT AND RETAIN EXPERIENCED SCIENTIFIC PERSONNEL.

     Our business also depends on our ability to attract and retain scientific personnel. The competition for such experienced personnel is intense and can be expected to increase. We cannot guarantee that we will be able to retain our existing personnel or attract additional qualified employees.

OUR  INDUSTRY  IS  HIGHLY   COMPETITIVE  AND  MANY  OF  OUR   COMPETITORS   HAVE
SIGNIFICANTLY MORE RESOURCES THAN WE HAVE.

     We compete with numerous firms, many of which are large, multi-national organizations with worldwide distribution and which have substantially greater capital resources, research and development and technical staffs, facilities and experience in obtaining regulatory approvals, as well as in manufacturing, marketing and distribution of products, than we have. Recent trends in this area are toward further market consolidation of large drug companies into a smaller number of very large entities, further concentrating financial, technical and market strength and increasing competitive pressure in the industry. Academic institutions, hospitals, governmental agencies and other public and private research organizations are also conducting research and seeking patent protection and may develop competing products or technologies through joint ventures and other arrangements. In addition, recently developed technologies or technologies that may be developed in the future may or could be the basis for competitive products. In particular, a number of our competitors have already developed or are developing products to treat erectile dysfunction that will compete with our Topiglan product. We cannot guarantee that our competitors will not succeed in developing technologies and products that are more effective or less costly to use than any that we are currently developing.

     We expect any products approved for sale to compete primarily on the basis of efficacy, safety, patient compliance, reliability, price and patent position. Generally, the first pharmaceutical product to reach the market in a therapeutic or preventive area often has a significant advantage compared with later entrants to the market. Our competitive position will also depend on our ability to attract and retain qualified scientific and other personnel, develop effective proprietary products, implement production and marketing plans, obtain patent protection and secure adequate capital resources.

OUR PRODUCTS ARE SUBJECT TO RIGOROUS GOVERNMENTAL REVIEW AND SIGNIFICANT REGULATION.

     Our technologies must undergo a rigorous regulatory approval process, which includes extensive preclinical and clinical testing, to demonstrate safety and efficacy before any resulting product can be marketed. To date, neither the FDA nor any of its international equivalents has approved any of our technologies for marketing. The clinical trial and regulatory approval process can require many years and substantial cost, and there can be no guarantee that our efforts will result in an approved product.

     Our activities are regulated by a number of government authorities in the United States and other countries, including the FDA. The FDA regulates pharmaceutical products, including their manufacture and labeling. Data obtained from testing is subject to varying interpretations which can delay, limit or prevent FDA approval. Risks associated with the regulatory approval process include:

o Changes in existing regulatory requirements could prevent or affect our regulatory compliance. Federal and state laws, regulations and policies may be changed with possible retroactive effect, and how these rules actually operate can depend heavily on administrative policies and interpretations over which we have no control or inadequate experience to assess their full impact upon our business.

o Obtaining FDA clearances is time-consuming and expensive and we cannot guarantee that such clearances will be granted or, if granted, will not be withdrawn.

o The FDA review process may prevent the marketing of our products or may involve delays that significantly and negatively affect our products. We may encounter similar delays in foreign countries.

o Regulatory clearances may place significant limitations on the uses for which any approved products may be marketed.

o Any marketed product and its manufacturer are subject to periodic review. Any discovery of previously unrecognized problems with a product or manufacturer could result in suspension or limitation of approvals.

WE DEPEND ON PATENTS TO PROTECT OUR TECHNOLOGIES AND THE SCOPE OF SUCH PROTECTION IS INHERENTLY UNCERTAIN.

     We believe that patent protection of our technologies, processes and products is important to our future operations. The success of our proposed products may depend, in part, upon our ability to obtain patent protection.

     Although we intend to file additional patent applications, we cannot guarantee that any additional patents will be issued or, if issued, will be of commercial benefit to us. In addition, it is impossible to anticipate the breadth or degree of protection that any such patents may afford. There can be no guarantee that other parties will not commence litigation challenging our existing or future patents or that we will be successful in defending against any such challenge. To the extent that we rely on unpatented proprietary technology, we cannot guarantee that others will not independently develop or obtain substantially equivalent or superior technology or otherwise gain access to our trade secrets, that any obligation of confidentiality will be honored or that we will be able to effectively protect our rights to proprietary technology. Further, products we develop could infringe patents held by third parties. In such cases, licenses from the third parties may not be available on commercially acceptable terms, if at all.

     We intend to enforce our patent position and intellectual property rights vigorously. The cost of enforcing our patent rights in lawsuits, if necessary, may be significant and could interfere with our operations.

WE FACE THE RISK OF PRODUCT LIABILITY CLAIMS AND WE MAY NOT HAVE SUFFICIENT PRODUCT LIABILITY INSURANCE TO COVER SUCH CLAIMS. IT MAY BE EXPENSIVE AND DIFFICULT TO OBTAIN ADEQUATE INSURANCE COVERAGE.

     The design, development, manufacture and sale of our products involve risk of liability claims and associated adverse publicity. We currently have liability insurance to cover claims related to our products that may arise from clinical trials, but we do not maintain product liability insurance and we may need to acquire such insurance coverage prior to the commercial introduction of our products. Such insurance is expensive, is difficult to obtain and may not be available on acceptable terms, if at all. If we obtain such coverage, we have no guarantee that the coverage limits of such insurance policies will be adequate. A successful claim against us if we are uninsured, or which is in excess of our insurance coverage, if any, could have a material adverse effect upon us and our financial condition.

GOVERNMENT OR PRIVATE INITIATIVES TO REDUCE HEALTH CARE COSTS COULD HAVE A MATERIAL ADVERSE EFFECT ON PHARMACEUTICAL PRICING AND ON US.

     The future revenues and profitability of, and availability of capital for, biomedical and pharmaceutical companies such as us may be affected by the continuing efforts of governmental and third-party payers to contain or reduce the costs of health care through various means. For example, in certain foreign markets pricing or profitability of prescription pharmaceuticals is subject to government control and to reform in the health care system. In the United States, there have been, and we expect there will continue to be, a number of federal and state proposals to impose similar government control. While we cannot predict whether any such legislative or regulatory proposals will be adopted, the announcement or adoption of such proposals could have a material adverse effect on our prospects. If we or one of our partners succeeds in bringing to market one or more of our products, there can be no assurance that these products will be cost effective and that reimbursement to the consumer will be available or will be sufficient to allow us or our partners to sell such products on a profitable basis.

ITEM 2.  PROPERTIES.

     We occupy 17,277 square feet of office and laboratory space under a lease expiring February 28, 2005. This space is located on one floor of a three story building in Lexington, Massachusetts. We believe that this facility is adequate to meet our current and foreseeable future requirements.

ITEM 3.  LEGAL PROCEEDINGS.

     None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     There were no matters submitted to a vote of stockholders during the three months ended December 31, 2000, through the solicitation of proxies or otherwise.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

MARKET PRICE OF SECURITIES AND RELATED MATTERS

     Our Common Stock is traded on the Nasdaq National Market under the symbol "MCHM." The following chart shows the high and low closing prices for the Common Stock for the periods indicated as obtained from Nasdaq:

                                                 COMMON STOCK
                                                     MCHM
         YEAR ENDED                           HIGH           LOW
         DECEMBER 31, 1999
         First Quarter                     10    3/4        7   5/8
         Second Quarter                    10    5/8        5  15/16
         Third Quarter                      8               5
         Fourth Quarter                     6   9/16        4  1/16


         DECEMBER 31, 2000
         First Quarter                      8    7/8        4
         Second Quarter                     7   15/16       4   1/4
         Third Quarter                      6   11/16       3  17/32
         Fourth Quarter                     5   31/32       2   1/4

     These prices are between dealers and do not reflect retail markups, markdowns or commissions and may not necessarily represent actual transactions. As of December 31, 2000, there were 497 record holders of our Common Stock.

     We have never paid dividends on our Common Stock and our Board of Directors does not contemplate declaring any dividends in the foreseeable future. We intend to retain any earnings to finance research, development, and expansion of our business.

RECENT SALES OF UNREGISTERED SECURITIES

     During 2000 we issued the following securities that were not registered under the Securities Act of 1933 at the time they were issued:

o On March 23, 2000 we issued 890 shares of our Common Stock to a consultant in consideration of services to us.

o On July 31, 2000 we issued 928 shares of our Common Stock to a consultant in consideration of services to us.

o On October 20, 2000 we issued 104,577 shares of our Common Stock to a newly elected member of the Board of Directors for $500,000.

o On October 23, 2000 we issued 1,816,658 shares of our Common Stock and warrants to purchase our Common Stock for $9,000,000 in gross proceeds ($8,295,400 net of issuance costs) to two institutional investors. We also may require the investors to purchase an additional $7,000,000 of our Common Stock seven months after December 12, 2000, which was the effective date of the required SEC registration statement, subject to certain conditions.

     The warrants sold in the offering consist of warrants to purchase an aggregate of 363,322 shares of Common Stock at a purchase price of $5.90 per share expiring in five years. In addition, each investor received a warrant to purchase additional shares at a purchase price of $.01 per share exercisable only upon certain conditions relating to the trading price of the Common Stock during the 240 day period following December 12, 2000. The placement agent received a warrant to purchase 108,999 shares of Common Stock at a purchase price of $7.43 per share expiring in five years.

     The transactions described above were effected in reliance upon the exemption from the registration requirements of the Securities Act of 1933 provided by Section 4(2) on the basis that such transactions did not involve any public offering.

Item 6.       Selected Financial Data.

                                                            Years Ended December 31,
                            ----------------------------------------------------------------------------------

                                 1996             1997               1998             1999             2000
                                 ----             ----               ----             ----             ----

STATEMENTS OF
OPERATIONS DATA:

Revenues                    $   129,786      $    120,350     $    274,749      $    464,332    $    629,647
Research and development
   expenses                   1,736,561         2,084,826        4,318,758         5,423,138       5,280,641
Net loss                     (3,139,796)      ( 3,569,113)     ( 4,842,871)      ( 6,787,069)    ( 9,745,357)
Basic and diluted net
   loss per share            (     0.21)      (      0.21)(           0.22)      (      0.30)    (       .43)
Shares used to compute
   basic and diluted net
   loss per share             5,239,080        16,638,401       22,204,105        22,311,890      22,854,646

Balance Sheet Data:

Working capital             $ 7,127,252      $ 24,756,904     $ 19,891,936      $ 14,776,372    $ 15,969,137
Current assets                7,495,715        25,069,804       20,756,671        15,437,685      17,063,070
Total assets                  8,063,750        25,623,836       21,509,724        16,313,732      17,981,957
Current liabilities             368,463           312,900          864,735           661,313       1,093,933
Capitalized lease obligations    57,038            18,408              ---               ---             ---
Total liabilities               386,871           312,900        1,364,735         1,161,313       1,131,197
Stockholders' equity          7,676,879        25,310,936       20,144,989        15,152,419      16,850,760

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following discussion of the financial condition and results of operations for the Company should be read in conjunction with the accompanying financial statements and related footnotes.

GENERAL

     Our primary business is the development of pharmaceutical products for commercialization by applying SEPA(R) (Soft Enhancer of Percutaneous Absorption), our patented drug delivery technology. SEPA compounds, when properly combined with drugs, provide pharmaceutical formulations (creams, gels, solutions, etc.) that enhance the transdermal delivery of drugs into the skin or into the bloodstream. We currently derive no significant revenue from product sales, royalties or license fees. We plan to develop specific SEPA formulations for use with proprietary and non-proprietary drugs manufactured by pharmaceutical companies, and to commercialize these products through the formation of partnerships, strategic alliances and license agreements with those companies. In order to attract strategic partners we are conducting clinical testing of certain SEPA-enhanced pharmaceuticals.

     Our results of operations vary significantly from year to year and quarter to quarter, and depend, among other factors, on the signing of new licenses and product development agreements, the timing of revenues recognized pursuant to license agreements, the achievement of milestones by licensees, the progress of clinical trials conducted by licensees and the Company, and the degree of research, marketing and administrative effort. The timing of our revenues may not match the timing of associated product development expenses. To date, research and development expenses have generally exceeded revenues in any particular period and/or fiscal year.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2000 COMPARED TO THE YEAR ENDED DECEMBER 31, 1999

     For 2000 and 1999, we recognized revenues of approximately $629,600 and $464,300, respectively. Although there has been a drop in feasibility studies, $500,000 in deferred revenue was recognized in 2000 from the termination of an agreement with American Home Products.

     Research and development costs decreased by approximately $142,000 from approximately $5,423,000 in 1999 to approximately $5,281,000 in 2000, a 3% decrease. This decrease is primarily attributable to a slight increase in clinical trial expenses from Phase II to Phase III, net of a decrease of $255,000 due to a stock based compensation adjustment.

     Marketing, general and administrative expenses for 2000 aggregated approximately $5,794,000, an increase of approximately $3,183,000 or 122%, from 1999's total of approximately $2,611,000. This increase is primarily the result of $2,809,000 in stock-based compensation related to the extension of certain stock options to key employees in the second quarter of 2000. The Company expects that marketing, general and administrative expenses will remain essentially the same as 2000 for 2001 with the exception of routine salary increases and the stock based compensation charge.

     Other income decreased by approximately $79,000 or 10%, from $831,000 in 1999 to $752,000 in 2000. The decrease is attributable primarily to assets being held as short-term marketable securities.

     For the year ended December 31, 2000, the Company's net loss was approximately $9,745,000 as compared to a loss of approximately $6,787,000 for the previous year, a 44% increase.

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

LIQUIDITY AND CAPITAL RESOURCES

     Since inception, the primary source of funding for the Company's operations has been the private and public sale of its securities, and to a lesser extent, the licensing of its proprietary technology and products, government grants and the limited sales of products and test materials. During 2000, the Company received aggregate net proceeds of approximately $8,886,000 from the exercise of stock options and sale of common stock, compared to approximately $1,367,000 in 1999. At December 31, 2000, working capital was approximately $16.0 million, compared to $14.7 million at December 31, 1999. The increase in the Company's working capital was due to proceeds from the sale of our common stock, and the exercise of common stock options net of cash expenditures used for operating activities, capital expenditures and repurchases of treasury stock. Until such time as the Company obtains agreements with third-party licensees or partners to provide funding for the Company's anticipated business activities, the Company's working capital will be utilized to fund its operating activities.

     Pursuant to a plan approved by the Company's Board of Directors, the Company is authorized to repurchase 1,000,000 shares of its common stock to be held as treasury shares for future use. During 2000, the Company repurchased

120,500 shares at an aggregate cost of approximately $334,700. At December 31, 2000, 276,174 repurchased shares remain available for future use and 679,587 shares remain available for repurchase under the plan.

     Capital expenditures and additional patent development costs for the year ended December 31, 2000 were approximately $216,900. The Company anticipates capital expenditures of approximately $250,000 during the fiscal year ending December 31, 2001.

     In October 2000, the Company sold 1,816,658 shares of its common stock and warrants to purchase its common stock for $9,000,000 in gross proceeds ($8,295,400 net of issuance costs) in a private placement to two institutional investors. At its options the Company also may require the investors to purchase an additional $7,000,000 of common stock and warrants seven months after the effectiveness of the required SEC registration statement, subject to certain conditions.

     The warrants issued consist of warratns to purchase an aggregate of 363,322 shares of common stock at a purchase price of $5.90 per share for five years. The warrants may be exercised on a "cashless" basis. Additionally, each investor received a warrant to purchase additional shares of common stock at a purchase price of $.01 per share exercisable only upon certain conditions relating to the trading price of the common stock during the period following the effectiveness of the registration statement. Through March 9, 2001, 379,892 $.01 warrants had been exercised. The placement agent received a warrant to purchase 108,999 shares of common stock at a purchase price $7.43 for five years.

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

FUTURE ADOPTION OF ACCOUNTING PRONOUNCEMENTS

     In 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The provisions of SFAS No. 133 will be effective for the Company beginning January 1, 2001. The Company does not believe the effect of adopting SFAS No. 133 will be material to the Company's financial position or results of operations as the Company has not historically entered into such instruments.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

CASH, CASH EQUIVALENTS AND SHORT TERM INVESTMENTS

     As of December 31, 2000, the Company is exposed to market risks which relate primarily to changes in U.S. interest rates. The Company's cash equivalents and short term investments are subject to interest rate risk and will decline in value if interest rates increase. Due to the short duration of these financial instruments changes to interest rates would not have a material effect upon the Company's financial position. A hypothetical 10% change in the average yield would result in an increase or decrease of approximately $90,000 on interest income within the Company's statement of operations for the year ended December 31, 2000.

SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

                                    First          Second           Third         Fourth
                              --------------------------------------------------------------

2000 Quarters
     Revenues                   $   543,247     $    28,800     $    28,800     $    28,800
     Net Loss                   $(  906,861)    $(4,536,584)(1) $(1,749,920)    $(2,551,992)
     Net Loss per share
       (basic and diluted)      $(     0.04)    $(     0.20)    $(     0.08)    $(     0.11)

1999 Quarters
     Revenues                   $    58,746     $   175,225     $   143,417     $    86,944
     Net Loss                   $(2,056,551)    $(1,876,962)    $(1,460,517)    $(1,393,039)
     Net Loss per share
       (basic and diluted)      $(     0.09)    $(     0.08)    $(     0.07)    $(     0.06)

(1) Included in net loss for the second quarter is a stock based compensation charge for Alvin Karloff and Carlos Samour aggregating $2,800,000.

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

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The information required under this Item 8 is set forth on pages 22 through 37 of this report.

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of MacroChem Corporation:

We have audited the accompanying balance sheets of MacroChem Corporation as of December 31, 2000 and 1999, and the related statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of MacroChem Corporation at December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.



/s/ DELOITTE & TOUCHE LLP


Boston, Massachusetts
March 9, 2001

                              MACROCHEM CORPORATION
                                 BALANCE SHEETS

                                                                December 31,     December 31,
                                                                    2000             1999
                                                              --------------    -------------
ASSETS

Current Assets:
       Cash and cash equivalents                              $    589,773      $    318,310
       Short-term investments                                   16,178,760        14,864,979
       Accounts receivable                                          30,669            66,954
       Receivable due from related party                            22,564            20,960
       Prepaid expenses and other current assets                   241,304           166,482
                                                               -----------       -----------
             Total current assets                               17,063,070        15,437,685

Property & equipment, net                                          376,892           375,464

Other assets:
       Patents, net                                                512,802           471,390
       Deposits                                                     29,193            29,193
                                                                ----------        ----------
             Total other assets                                    541,995           500,583
                                                                ----------        ----------

Total Assets                                                  $ 17,981,957      $ 16,313,732
                                                                ==========        ==========

LIABILITIES

Current liabilities:
       Accounts payable                                       $    330,658      $     71,318
       Accrued expenses and other liabilities                      763,275           493,762
       Deferred compensation and related accrued
             interest                                              ---                96,233
                                                                ----------        ----------
             Total current liabilities                           1,093,933           661,313

Deferred rent                                                       37,264               ---
Deferred revenue                                                       ---           500,000
                                                                ----------        ----------
Total Liabilities                                                1,131,197         1,161,313

Commitments and contingencies (Note 5)

STOCKHOLDERS' EQUITY

Preferred stock, authorized and unissued, 6,000,000 shares             ---               ---
Common stock, $.01 par value, 60,000,000 shares
       authorized; 24,730,783 and 22,597,564 shares issued
       at December 31, 2000 and 1999, respectively                 247,308           225,976
Additional paid-in capital                                      60,787,144        49,387,454
Unearned compensation                                          (    24,719)      (   382,473)
Accumulated deficit                                            (43,040,545)      (33,295,188)
Less treasury stock, at cost, 276,174 and 160,165 shares at
       December 31, 2000 and 1999, respectively                ( 1,118,428)      (   783,350)
                                                                ----------        ----------
              Total stockholders' equity                        16,850,760        15,152,419
                                                                ----------        ----------

Total Liabilities and Stockholders' Equity                    $ 17,981,957      $ 16,313,732
                                                                ==========        ==========

See notes to financial statements.


                              MACROCHEM CORPORATION
                            STATEMENTS OF OPERATIONS


                                                            Years Ended December 31,
                                              ------------------------------------------------------

                                                    2000                 1999            1998
                                                    ----                 ----            ----
REVENUES

     Research contracts                        $    629,647         $    464,332     $    274,749
                                                 ----------           ----------       ----------

OPERATING EXPENSES

     Research and development                     5,280,641            5,423,138        4,318,758
     Marketing, general and administrative        5,794,023            2,610,768        1,925,021
     Consulting fees with related parties            52,000               48,000           48,000
                                                 ----------           ----------       ----------

         TOTAL OPERATING EXPENSES                11,126,664            8,081,906        6,291,779
                                                 ----------           ----------       ----------

         LOSS FROM OPERATIONS                   (10,497,017)         ( 7,617,574)     ( 6,017,030)
                                                 ----------           ----------       ----------

OTHER INCOME (EXPENSE)

     Interest income                                752,547              833,450        1,178,825
     Interest expense                           (       887)         (     2,945)     (     4,666)
                                                 ----------           ----------       ----------

         TOTAL OTHER INCOME                         751,660              830,505        1,174,159
                                                 ----------           ----------       ----------

NET LOSS                                       $( 9,745,357)        $( 6,787,069)    $( 4,842,871)
                                                 ==========           ==========       ==========

BASIC AND DILUTED NET LOSS
     PER SHARE                                 $(      0.43)        $(       .30)    $(       .22)
                                                 ==========           ==========       ==========

SHARES USED TO COMPUTE BASIC
     AND DILUTED NET LOSS PER
     SHARE                                       22,854,646           22,311,890       22,204,105
                                                 ==========           ==========       ==========


STOCK BASED COMPENSATION INCLUDED IN:

                                     2000           1999           1998
                                     ----           ----           ----

     Research and development    $(  255,236)    $ 51,160       $ 47,786
     Marketing, general and
        administrative             3,078,827      445,880        118,111
                                   ---------      -------        -------
                                 $ 2,823,591     $497,040       $165,897
                                   =========      =======        =======

See notes to financial statements.



                              MACROCHEM CORPORATION
                       STATEMENTS OF STOCKHOLDERS' EQUITY


                    Common Stock Shares
                    -------------------               Additional                                            Cost of       Total
                                           Common      Paid-In     Unearned    Accumulated                 Treasury    Stockholders'
                    Issued    Treasury     Stock       Capital   Compensation    Deficit      Subtotal       Stock        Equity
------------------------------------------------------------------------------------------------------------------------------------


BALANCE,
JANUARY 1, 1998    22,182,865             $221,829  $ 46,923,677  $(169,322) $(21,665,248)  $25,310,936  $       ---   $ 25,310,936

Exercise of common
   stock warrants       6,342                   63        38,465                                 38,528                      38,528
Exercise of common
   stock options       91,683                  917       171,139                                172,056                     172,056
Purchase of treasury
   stock                       (154,850)                                                                  (  757,599)   (   757,599)
Stock based
   compensation (1)       355     6,158          3       139,352   (  1,354)                    138,001       27,896        165,897
Stock issued to
   401(k) trust                   7,775                   22,816                                 22,816       35,226         58,042
Net loss                  ---       ---        ---           ---        ---   ( 4,842,871)  ( 4,842,871)                ( 4,842,871)
                   ----------   -------    -------    ----------    -------    ----------    ----------    ---------     ----------

BALANCE,
DECEMBER 31, 1998  22,281,245  (140,917)   222,812    47,295,449   (170,676)  (26,508,119)   20,839,466   (  694,477)    20,144,989

Exercise of common
   stock warrants     137,319                1,374       832,840                                834,214                     834,214
Exercise of common
   stock options      179,000                1,790       531,366                                533,156                     533,156
Purchase of treasury
   stock                       ( 32,500)                                                                  (  147,570)   (   147,570)
Stock based
   compensation (1)                                      708,837   (211,797)                    497,040                     497,040
Stock issued to
   401(k) trust                  13,252                   18,962                                 18,962       58,697         77,659
Net loss                                                                      ( 6,787,069)  ( 6,787,069)                ( 6,787,069)
                   ----------   -------     -------   ----------    -------    ----------    ----------    ---------

BALANCE,
DECEMBER 31, 1999  22,597,564  (160,165)   225,976    49,387,454   (382,473)  (33,295,188)   15,935,769   (  783,350)    15,152,419

Issuances of common
   stock-net        1,921,235               19,212     8,776,225                              8,795,437                   8,795,437
Exercise of common
   stock options      210,166  ( 12,563)     2,102       166,741                                168,843   (   78,531)        90,312
Purchase of treasury
   stock                       (120,500)                                                                  (  334,698)   (   334,698)
Stock based
   compensation (1)     1,818                   18     2,465,819    357,754                   2,823,591                   2,823,591
Stock issued to
   401(k) trust                  17,054              (     9,095)                           (     9,095)      78,151         69,056
Net loss                                                                      ( 9,745,357)                (9,745,357)   ( 9,745,357)
                   ----------   -------    -------    ----------    -------    ----------    ----------    ---------      ---------

BALANCE,
DECEMBER 31, 2000  24,730,783  (276,174)  $247,308  $ 60,787,144  $( 24,719) $(43,040,545) $ 17,969,188  $(1,118,428)  $ 16,850,760
                   ==========   =======    =======    ==========    =======    ==========    ==========    =========     ==========

(1)  See page 26 for details.

See notes to financial statements.


(1)  Stock Based Compensation
                                  Common Stock Shares
                                  -------------------
                                                                 Additional                                Cost of        Total
                                                      Common      Paid-In    Unearned                     Treasury    Stockholders'
                                    Issued  Treasury   Stock      Capital   Compensation     Subtotal       Stock         Equity
------------------------------------------------------------------------------------------------------------------------------------

1998

Issuance of treasury stock
   in exchange for services                   6,158           $    22,104                  $   22,104      $27,896      $   50,000
Issuance of common stock
   in exchange for services            355              $ 3         4,501    $(  4,504)             0                            0
Issuance of common stock
   options to non-employees                                       112,747     (112,747)             0                            0
Amortization and other changes
   in unearned compensation                                                    115,897        115,897                      115,897
                                     -----    -----      --     ---------      -------      ---------       ------       ---------
                                       355    6,158     $ 3   $   139,352    $(  1,354)    $  138,001      $27,896      $  165,897
                                     =====    =====      ==     =========      =======      =========       ======       =========
1999

Issuance of common stock
   options to non-employees                                   $   807,888    $(807,888)
Amortization and other changes
   in unearned compensation                                    (   99,051)     596,091     $  497,040                   $  497,040
                                                                ---------      -------      ---------                    ---------
                                                              $   708,837    $(211,797)    $  497,040                   $  497,040
                                                                =========      =======      =========                    =========

2000

Issuance of common stock
   in exchange for services          1,818              $18   $     9,372    $(  9,390)
Issuance of common stock
   options to non-employees                                       183,346     (183,346)
Amortization and other changes
   in unearned compensation                                    (  536,431)     550,490     $   14,059                   $   14,059
Stock based compensation to
   employees                                                    2,809,532                   2,809,532                    2,809,532
                                     -----               --     ---------      -------      ---------                    ---------
                                     1,818              $18   $ 2,465,819     $357,754     $2,823,591                   $2,823,591
                                     =====               ==     =========      =======      =========                    =========

                              MACROCHEM CORPORATION
                            STATEMENTS OF CASH FLOWS

                                                                          Years Ended December 31,
                                                            ----------------------------------------------

                                                                2000              1999          1998
                                                                ----              ----          ----

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                               $(9,745,357)      $(6,787,069)  $(4,842,871)
                                                              ---------         ---------     ---------

     Adjustments to reconcile net loss to net
        cash used by operating activities:
        Depreciation and amortization                           174,091          244,986        186,779
        Stock-based compensation                              2,823,591          497,040        165,897
        401(k) contributions in company common stock             69,056           77,659         58,042
        Deferred rent                                            37,264              ---            ---
        Deferred revenue                                     (  500,000)             ---            ---
        Change in assets and liabilities:
           Accounts receivable                                   36,285       (   18,561)    (   48,393)
           Receivable due from related party                 (    1,604)      (   20,960)           ---
           Prepaid expenses and other current assets         (   74,822)          37,699     (   86,498)
           Accounts payable and accrued expenses                528,853       (  206,092)       566,820
           Deferred compensation and related accrued
               interest                                      (   96,233)           2,670          3,423
           Deferred revenue                                         ---              ---        500,000
                                                              ---------        ---------      ---------

Net cash used by operating activities                        (6,748,876)      (6,172,628)    (3,496,801)
                                                              ---------        ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
     (Purchases) sales of short-term investments-net         (1,313,781)       4,936,640      3,350,107
     Deposits                                                       ---       (   24,733)          ---
     Expenditures for property and equipment                 (  154,080)      (  179,067)    (  277,445)
     Additions to patents                                    (   62,851)      (  164,180)    (  108,355)
                                                              ---------        ---------      ---------


Net cash (used) provided by investing activities             (1,530,712)       4,568,660      2,964,307
                                                              ---------        ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net purchase of treasury stock                          (  334,698)      (  147,570)    (  757,599)
     Principal payments on capital lease                            ---              ---     (   18,408)
     Net proceeds from exercise of common stock options          90,312          533,156        172,056
     Net proceeds from issuance of common stock               8,795,437              ---            ---
     Proceeds from exercise of warrants                             ---          834,214         38,528
                                                              ---------        ---------      ---------

Net cash provided (used) by financing activities              8,551,051        1,219,800     (  565,423)
                                                              ---------        ---------      ---------


                                                                    (Continued)

                              MACROCHEM CORPORATION
                      STATEMENTS OF CASH FLOWS (Continued)



                                          Years Ended December 31,
                               -----------------------------------------------

                                   2000            1999              1998
                                   ----            ----              ----

NET CHANGE IN CASH
     AND CASH  EQUIVALENTS      $271,463        $(384,168)       $(1,097,917)

CASH AND CASH EQUIVALENTS,
     BEGINNING OF YEAR           318,310          702,478          1,800,395
                                 -------          -------          ---------

CASH AND CASH EQUIVALENTS,
     END OF YEAR                $589,773        $ 318,310        $   702,478
                                 =======          =======          =========


SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITY:

During 2000, the Company received 12,563 shares of Company stock valued at $78,531 as payment of option exercises.

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid for interest aggregated $886, $2,945 and $4,666, respectively, for the years ended December 31, 2000, 1999 and 1998.

The Company did not pay any income taxes during the periods presented.





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

The Company has been engaged primarily in research and development since its inception in 1981 and has derived limited revenues from the commercial sale of its products, licensing of certain technology and feasibility studies. The Company has had no revenues relating to the sale of any products currently under development. The Company has incurred net losses every year since its inception and the Company anticipates that losses may continue for the foreseeable future. At December 31, 2000, the Company's accumulated deficit was approximately $43.0 million. The Company's ability to continue operations after its current capital resources are exhausted depends on its ability to obtain additional financing and achieve profitable operations, as to which no assurances can be given. However, the Company believes that its financial resources are sufficient to meet planned operating activities at least through December 31, 2001.

The Company organizes itself as one segment reporting to the chief operating decision maker. Products and services consist primarily of research and development activities in the pharmaceutical industry.

FAIR VALUE OF FINANCIAL INSTRUMENTS - The carrying amounts of cash equivalents, short-term securities, accounts receivable, accounts payable and accrued expenses approximate their fair value because of their short-term nature. Short-term investments are carried at fair value.

CONCENTRATION OF RISK - Cash and cash equivalents at December 31, 2000 and 1999 are primarily comprised of government agency securities. Accounts receivable at December 31, 2000 and 1999 are due from one customer. 100% of revenue for the year ended December 31, 2000 was derived from research contracts with two customers. 100% of revenue for the years ended December 31, 1999 and 1998 was derived from research contracts with one customer.

REVENUE RECOGNITION - Revenues are earned and recognized based upon the sale or licensing of product rights, completion of contractually identified development milestones, upon shipment of product, upon completion of a contract or upon the attainment of specific milestones or benchmarks specified in license or development agreements. Amounts received in advance are recorded as deferred revenue and are amortized over the life of the agreement or achievement of milestones. Research revenue associated with the research contracts was billed on a cost reimbursement basis, which includes direct costs incurred in connection with research activities and an allocation of certain other costs incurred by the Company.

RESEARCH AND DEVELOPMENT - Research and development costs are charged to operations as incurred. Such costs include proprietary research and development activities and expenses associated with research and development contracts.

CASH AND CASH EQUIVALENTS - Cash equivalents consist of short-term, highly liquid investments with a maturity of three months or less when purchased.

SHORT-TERM INVESTMENTS - The Company has classified its short-term investments as "available-for-sale" and, accordingly, carries such securities at aggregate fair value. Fair value has been determined based on quoted market prices. The cost of such securities approximates fair market value. Short-term investments are comprised of bank certificates of deposit, with maturities of up to 23 months, amounting to $3,261,013 at December 31, 2000, and a liquid money market mutual fund with a carrying value of $12,917,747 and $14,864,979 at December 31, 2000 and 1999, respectively.

PROPERTY AND EQUIPMENT - Property and equipment are stated at cost. Depreciation and amortization are provided on the straight-line method over the estimated useful lives of the related assets which range from five to ten years.

PATENTS - The Company has filed applications for United States and foreign patents covering aspects of its technology. Costs and expenses incurred in connection with pending patent applications are deferred. Costs related to successful patent applications are amortized over the estimated useful lives of the patents, not exceeding 20 years, using the straight-line method. Accumulated costs related to patents or deferred patent application costs that are considered to have limited future value are charged to expense. Accumulated amortization aggregated approximately $144,900 and $123,500, respectively, at December 31, 2000 and 1999. On an on-going basis, the Company evaluates the recoverability of the net carrying value of various patents by reference to the patent's expected use in drug and other research activities as measured by outside interest in the Company's patented technologies and management's determination of potential future uses of such technologies.

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

NET INCOME (LOSS) PER SHARE - Basic earnings per share is computed using the weighted average number of common shares outstanding during each year. Diluted earnings per common share reflect the effect of the Company's outstanding options and convertible securities, except where such items would be anti-dilutive. Due to the net losses, reported in 2000, 1999 and 1998, basic and diluted per share amounts are the same. Potential common shares are not included in the per share calculations for diluted EPS, because the effect of their inclusion would be anti-dilutive. Anti-dilutive potential shares not included in per share calculations for 2000, 1999 and 1998 were approximately 4,761,000, 3,999,000 and 3,987,000 shares, respectively.

ACCOUNTING ESTIMATES - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The primary estimates underlying the Company's financial statements include the carrying value and useful lives of the Company's patents, property and equipment, the valuation allowance established for the Company's deferred tax assets, and the underlying assumptions to apply the pricing model to value stock options under SFAS No. 123. Management bases its estimates on certain assumptions, which it believes are reasonable in the circumstances, and while actual results could differ from those estimates, management does not believe that any change in those assumptions in the near term would have a significant effect on the financial position or the results of operations.

STOCK BASED COMPENSATION - The Company has elected to continue to use the intrinsic value based method to account for employee stock option awards under the provisions of Accounting Principles Board No. 25, "Accounting for Stock Issued to Employees," and provides disclosures based on the fair value method in the notes to the financial statements as permitted by SFAS No. 123, "Accounting for Stock-Based Compensation."

Stock or other equity based compensation for non-employees must be accounted for under the fair value based method as required by SFAS No. 123 and Emerging Issues Task Force No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services". Under this method, the equity based instrument is valued at either the fair value of the consideration received or from the equity instrument issued on the date earned. The resulting compensation cost is recognized and charged to operations over the service period, which is usually the vesting period.

NEW ACCOUNTING PRONOUNCEMENTS - In 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The provisions of SFAS No. 133 will be effective for the Company beginning January 1, 2001. The Company does not believe the effect of adopting SFAS No. 133 will be material to the Company's financial position or results of operations, as the Company has not historically entered into such instruments.

RECLASSIFICATIONS - Certain amounts in the prior year financial statements have been reclassified to conform to the current year presentation.

2. PROPERTY AND EQUIPMENT

Property and equipment consists of the following as of December 31:

                                                   2000               1999
                                                   ----               ----

         Laboratory equipment                 $   896,726        $   806,647
         Office equipment                         355,959            324,328
         Leasehold improvements                   206,674            174,305
                                                ---------          ---------
                Total                           1,459,359          1,305,280

         Less:  accumulated depreciation       (1,082,467)        (  929,816)
                                                ---------          ---------

         Property and equipment, net          $   376,892        $   375,464
                                                =========          =========

3. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consists of the following as of December
31:

                                             2000             1999
                                             ----             ----

         Accounts payable                $  389,247         $ 71,318
         Accrued professional fees           56,406          150,096
         Accrued clinical trial costs       446,802          257,125
         Accrued miscellaneous              201,478           86,541
                                          ---------          -------
                                         $1,093,933         $565,080
                                          =========          =======

4. STOCKHOLDERS' EQUITY

AUTHORIZED CAPITAL STOCK - Authorized capital stock consists of 60,000,000 shares of $.01 par value common stock of which 24,730,783 shares are issued (24,454,609 are outstanding) and 4,652,630 are reserved for issuance upon exercise of common stock options at December 31, 2000. Authorized and unissued preferred stock totals 6,000,000 shares, of which 600,000 have been designated Series B Preferred Stock. During 1998, the Company's Board of Directors authorized the repurchase of up to 1,000,000 shares of common stock at market price. The Company repurchased 120,500, 32,500 and 154,850 common shares in 2000, 1999 and 1998, respectively. At December 31, 2000, 276,174 repurchased shares remain available for future use and 679,587 shares are available to be repurchased.

WARRANTS - During 2000, as part of a financing, two institutional investors received warrants to purchase an aggregate of 363,322 shares of common stock at a purchase price of $5.90 per share expiring in five years. In addition, the investors received a warrant to purchase additional shares at a purchase price of $.01 per share exercisable only upon certain conditions relating to the trading price of the common stock during the period following December 12, 2000. The warrants may be exercised on a cashless basis. Through March 9, 2001, 379,892 of the $0.01 warrants had been exercised. The placement agent received a warrant to purchase 108,999 shares of common stock at a purchase price of $7.43 per share expiring in five years.

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

The following table presents activity under all stock option plans:
                                                                     Weighted
                                                                     Average
                                               Number of Options  Exercise Price

         Outstanding January 1, 1998              3,411,704            3.13
                  Granted                           574,200           10.14
                  Exercised                      (   91,683)           1.88
                  Canceled                       (   46,500)           7.17
                                                  ---------

         Outstanding December 31, 1998            3,847,721            4.16
                  Granted                           573,750            6.73
                  Exercised                      (  179,000)           2.98
                  Canceled                       (  243,180)           7.15
                                                  ---------

         Outstanding December 31, 1999            3,999,291            4.40
                  Granted                           725,000            5.94
                  Exercised                      (  210,166)           2.73
                  Expired                        (    5,000)            .44
                  Canceled                       (  250,500)           7.81
                                                  ---------

         Outstanding December 31, 2000            4,258,625            4.64
                                                  =========

         Exercisable at December 31: 2000         3,603,350            4.26
                                                  =========
                                     1999         3,230,070            3.48
                                                  =========
                                     1998         3,065,518            2.89
                                                  =========


The weighted average fair values of options granted during 2000, 1999 and 1998 were $4.30, $5.53 and $8.38, respectively.

All options granted during the three year period ended December 31, 2000 were granted at the market price of the stock. Also, in June 2000, the Company extended the exercise period for 620,000 options that were previously issued to Alvin Karloff and Carlos Samour under the 1984 Non-Qualified Stock Option Plan, resulting in a non-cash stock compensation charge to operations of $2,809,532. In addition, during 2000, the Company sold to a board member 104,577 shares of common stock out of the 1994 Plan for proceeds of $500,000.

The fair value of options on their grant date was measured using the Black/Scholes option pricing model. Key assumptions used to apply this pricing model are as follows:

                                         2000            1999          1998
                                         ----            ----          ----

     Risk-free interest rate          5.67%-6.57%     5.01%-6.46%    4.08%-5.88%
     Expected life of option grants     6 years         6 years        6 years
     Expected volatility of
         underlying stock              72%-82.18%     62.5%-95.6%    71%-112.4%
     Expected dividend payment
         rate, as a percentage
         of the stock price on
         the date of grant               ---             ---            ---

The option pricing model used was designed to value readily tradable stock options with relatively short lives. The options granted to employees are not tradable and have contractual lives of up to ten years.

The following table sets forth information regarding options outstanding at December 31, 2000:

                                                                  Weighted Ave.                    Weighted Ave.
           Range of             Number of         Number         Exercise Price- Weighted Ave.    Exercise Price-
           Exercise              Options        Currently           Options        Remaining        Currently
            Prices             Outstanding     Exercisable        Outstanding        Life          Exercisable
     ----------------------------------------------------------------------------------------------------------------
              $0.43            1,064,580       1,064,580        $  0.4375            1.38          $  0.43
           $1.50-$2.00            19,000          19,000        $  1.6875             .92          $  1.69
           $2.75-$4.00           534,920         534,920        $  3.0731            3.25          $  3.07
           $4.38-$5.94         1,670,175       1,248,175        $  5.5590            4.34          $  5.62
           $6.06-$8.25           676,950         536,675        $  7.0128            7.44          $  6.94
          $9.00-$12.69           293,000         200,000         $12.2522            7.36           $12.26
                               ---------      ----------
     TOTAL                     4,258,625       3,603,350
                               =========       =========

The Company uses the intrinsic value method to measure compensation expense associated with grants of stock options to employees. Had the Company used the fair value method to measure compensation, the reported net loss and basic and diluted net loss per share would have been as follows:

                                    2000            1999             1998
                                    ----            ----             ----

  Net loss as reported         $( 9,745,357)    $(6,787,069)     $(4,842,871)
  Compensation costs:           ( 3,846,761)     (2,270,636)      (2,210,404)
                                 ----------       ---------        ---------

  Proforma net loss            $(13,592,118)    $(9,057,705)     $(7,053,275)
                                 ==========       =========        =========
  Proforma basic and diluted
    net loss per share         $(      0.59)    $(     0.41)     $(     0.32)
                                 ==========       =========        =========

The proforma amounts presented above are inexact in that the pricing model was designed to value freely-traded options rather than employee stock options.

UNEARNED COMPENSATION - The following table sets forth the changes to the Company's reported unearned compensation for the years ended December 31, 2000, 1999 and 1998:

                                              2000         1999          1998
                                              ----         ----          ----

  Balance, January 1                       $ 382,473    $ 170,676     $ 169,322
  Options, warrants and common stock
    granted to non-employees at fair
    value                                    192,736      807,888       117,248
  Amortization of unearned compensation     ( 14,059)    (497,040)     (115,894)
  Other changes in unearned compensation    (536,431)    ( 99,051)          ---
                                             -------      -------       -------
  Balance, December 31                     $  24,719    $ 382,473     $ 170,676
                                             =======      =======       =======

STOCK AND STOCK OPTION ISSUANCES TO NON-EMPLOYEES - During 1998, the Company issued 355 shares to non-employees at fair value and recorded earned compensation related to the shares of $4,504. Also in 1998, the Company issued 20,000 options to non-employees with a fair value of $112,744 at the date of grant. These estimates will be revised as these options are earned, thus total compensation may increase or decrease over time.

During 1998, the Company issued 6,158 common shares and recorded $50,000 as compensation for services rendered to the Company.

During 1999, the Company issued 129,000 options to non-employees with a fair value of $807,888 at the date of grant. These estimates will be revised as these options are earned, thus total compensation may increase or decrease over time.

During 2000, the Company issued a total of 1,818 shares of common stock to a consultant in consideration for services, resulting in stock based compensation amounting to $9,390 being charged to operations.

During 2000, the Company issued 37,818 options to non-employees with a fair value of $183,346 at the date of grant. These estimates will be revised as these options are earned, thus total compensation may increase or decrease over time.

STOCK SALES - In October 2000, the Company sold 1,816,658 shares of common stock to two institutional investors, and 104,577 shares of common stock to a newly elected member of the Board of Directors. Net proceeds were $8,295,437 and $500,000, respectively.

SHAREHOLDER RIGHTS PLAN - The Company has adopted a shareholder rights plan. The Company declared a dividend consisting of one Right for each share of common stock outstanding on September 10, 1999. Stock issued after that date will be issued with an attached Right.

Each Right entitles the holder, upon the occurrence of certain events, to purchase 1/100th of a share of Series B Preferred Stock of the Company at an initial exercise price of $50.00, subject to adjustments for stock dividends, splits and similar events. The Rights are exercisable only if a person or group acquires 20% or more of the Company's outstanding common stock, or announces an intention to commence a tender or exchange offer, the consummation of which would result in ownership by such person or group of 20% or more of the Company's outstanding common stock.

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

The Board of Directors has authorized 600,000 shares of Series B Preferred
Stock.

5.  COMMITMENTS AND CONTINGENCIES

LEASE COMMITMENTS - The Company leases office space under an agreement expiring in 2005. The lease includes payment increases over the term of the agreement. The total amount of the lease payments is being charged to expense using the straight-line method over the term of the agreement. The Company has recorded a deferred credit to reflect the excess of rental expense over cash payments since the inception of the agreement. Deferred rent of $37,264 is recorded within the balance sheet at December 31, 2000. Future minimum payments under the agreement are as follows:
                    2001      $425,800
                    2002       438,600
                    2003       451,800
                    2004       465,300
                    2005        78,400

EMPLOYMENT AND CONSULTING AGREEMENTS - The Company has employment and consulting agreements with various consultants and certain key employees, with terms ranging from one year to an indefinite period of time. These agreements provide for annual payments of approximately $937,000. In addition, certain consulting agreements also provide for additional payments to certain consultants related to obtaining a financial placement or the sale or licensing of the Company's product or technology to third parties. During the years ended December 31, 2000, 1999 and 1998, no such additional amounts were earned by the related consultants.

6.  INCOME TAXES

No income tax provision or benefit has been provided for federal income tax purposes as the Company has incurred losses since inception. As of December 31, 2000, the Company has available net operating loss carryforwards of approximately $38.5 million for federal income tax purposes, expiring through 2020 and $23.6 million for state income tax purposes, expiring through 2005. In addition, the Company has unused investment and research and development tax credits for federal and state income tax purposes aggregating $998,700 and $521,600, respectively. The use of the federal net operating loss may also be restricted due to changes in ownership in accordance with definitions as stated in the Internal Revenue Code.

The net tax effect of differences in the timing of certain revenue and expense items and the related carrying amounts of assets and liabilities for financial reporting and tax purposes are not material and, accordingly, are not displayed in the table below. The components of the Company's deferred tax assets as of December 31, 2000 and 1999 are as follows:

                                              2000                  1999
                                              ----                  ----
  Deferred Tax Assets:
    Net operating loss carryforwards     $ 14,586,000          $ 12,557,000
  Tax credit carryforwards                  1,520,000             1,261,000
                                           ----------            ----------
                                           16,106,000            13,818,000
  Valuation allowance                     (16,106,000)          (13,818,000)
                                           ----------            ----------
  Deferred tax asset, net                $        ---          $        ---
                                           ==========            ==========

For the years ended December 31, 2000, 1999 and 1998, the valuation allowance was increased by approximately $2,288,000, $3,006,200 and $2,418,800, respectively, due to the uncertainty of future realization of currently generated net operating loss and tax credit carryforwards.

7.  EMPLOYEE BENEFIT PLAN

The Company sponsors a qualified 401(k) Retirement Plan (the "Plan") under which employees are allowed to contribute certain percentages of their pay, up to the maximum allowed under Section 401(k) of the Internal Revenue Code. Company contributions to the Plan are at the discretion of the Board of Directors. The Company contributed 17,054 shares of common stock in 2000, 13,252 shares of common stock in 1999, and 7,775 shares of common stock in 1998, valued at $69,056, $77,659, and $58,042, respectively.

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

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The following table sets forth the year each Director was first elected and the age, positions, and offices presently held by each Director with the
Company:

                            Year First
      Name          Age   Became a Director       Position with Company
--------------------------------------------------------------------------------

Alvin J.  Karloff....69       1990          Chief Executive Officer, President
                                            and Director

John L. Zabriskie....61       2000          Chairman of the Board of Directors

Peter G.  Martin.....52       1995          Director

Michael A.  Davis....59       1997          Director and Consultant

Robert J. DeLuccia...55       2000          Director

Paul S. Echenberg....57       2000          Director

Peter G. Savas.......52       2000          Director


     The following is a brief summary of the background of each Director of the
Company:

     ALVIN J. KARLOFF has served as the Company's Chief Executive Officer and President and as a Director since January 1990, and as Chairman of the Board of Directors from May 2000 until March 22, 2001. In 1986, Mr. Karloff founded Medical and Scientific Enterprises, Inc., a privately held medical diagnostic equipment company, where he served as Chairman, Chief Executive Officer and President prior to joining the Company. Mr. Karloff was Director of Marketing for Medical Products with New England Nuclear ("NEN"), a Dupont company, from 1984 to 1985, and from 1969 to 1984, he served as Marketing Manager, Sales Manager, and in several other sales and marketing positions for NEN. Mr. Karloff received a B.S. from the University of Massachusetts.

     JOHN L. ZABRISKIE, PH.D., has served as a Director of the Company since 2000 and as Chairman of the Board of Directors since March 22, 2001. From 1997 to 2000, he was Chairman, President and Chief Executive Officer of NEN Life Science Products, which was sold to Perkin Elmer. In 1994, Dr. Zabriskie became Chairman, President and Chief Executive Officer of Upjohn; he was responsible for Upjohn's merger with the Swedish pharmaceutical company Pharmacia, and became C.E.O. of the merged company. Before his appointment at Upjohn, he spent nearly 30 years with Merck & Company, rising to Executive Vice President and President of Merck Manufacturing Division. He is a member of the Board of Directors of the following publicly traded companies: Biomira Inc. (since 1998); Cubist Pharmaceuticals, Inc. (since 1998); and Kellogg Company (since 1995). Dr. Zabriskie received a B.S. in chemistry from Dartmouth College and a Ph.D. in organic chemistry from the University of Rochester.

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

     MICHAEL A. DAVIS, M.D., SC.D., has served as a Director of the Company since 1997 and has provided medical and pharmaceutical consulting services to the Company since 1991. Since 1980, Dr. Davis has been Professor of Radiology and Nuclear Medicine and Director of the Division of Radiologic Research at University of Massachusetts Medical School. From 1982 to 1997 Dr. Davis was Adjunct Professor of Surgery at Tufts University School of Veterinary Medicine. Since 1986, he has been Affiliate Professor of Biomedical Engineering at Worcester Polytechnic Institute. He is also a director of EZ EM, Inc., a public company engaged in supplying oral radiographic contrast media, as well as medical devices. In addition, from February to November 1999, he was President and Chief Executive Officer of Amerimmune Pharmaceuticals, Inc., formerly known as Versailles Capital Corporation, a public company, and its wholly owned subsidiary, Amerimmune Inc., which is engaged in developing drugs relating to the immune system. Since February 1999, Dr. Davis has been a director of both Amerimmune Pharmaceuticals, Inc. and Amerimmune Inc.. Dr. Davis received a B.S. and M.S. from Worcester Polytechnic Institute, an S.M. and Sc.D. from the Harvard School of Public Health, an M.B.A. from Northeastern University and an M.D. from the University of Massachusetts Medical School.

     ROBERT J. DELUCCIA has served as a Director of the Company since 2000. Mr. DeLuccia is currently a director of IBEX Technologies, Inc., a publicly traded biotechnology company developing enzymes for a variety of therapeutic applications. From 1998 through 1999, Mr. DeLuccia was President and Chief Executive Officer and a director of Immunomedics, Inc. Immunomedics is a publicly traded biotechnology company focused on diagnostic and therapeutic products for the detection and treatment of cancer and infectious diseases. From 1994 through 1997, Mr. DeLuccia was President of Sterling Winthrop Pharmaceuticals and Senior Vice President of Sanofi Winthrop, Inc. Sanofi Winthrop Inc. was then the U.S. subsidiary of Sanofi (now Sanofi-Synthelabo), based in Paris, France. Sanofi Winthrop focused on a wide range of cardiovascular, thrombosis, rheumatoid arthritis, analgesics and oncology products as well as a full line of parenteral products in a proprietary drug delivery system. From 1984 through 1994, Mr. DeLuccia was also with Sterling Drug as a Vice President in a variety of marketing roles prior to the company's sale by Eastman Kodak to Sanofi. From 1974 through 1981 Mr. DeLuccia held sales, marketing and general management positions at Pfizer, Inc. Mr. DeLuccia holds both an M.B.A. and a B.S. in marketing from Iona College.

     PAUL S. ECHENBERG has served as a Director of the Company since 2000. Since 1997 he has been the President and Chief Executive Officer of Schroders & Associates Canada, Inc. and a director of Schroder Ventures Limited. These firms provide merchant banking advisory services to a number of Canadian buy-out funds. He is a director of the following companies: EZ EM, Inc., a supplier of oral radiographic contrast media and medical devices; Cedara Software Inc.; Benvest Capital Inc., a merchant bank that he founded; and Shirmax Fashions Ltd. From 1989 through 1997, Mr. Echenberg was President of Eckvest Equity, Inc., a private merchant bank providing consulting and personal investment services. From 1970 to 1989, he was President and Chief Executive Officer of Twinpak, Inc., a manufacturer of plastic packaging, and from 1982 to 1989 was Executive Vice President of CB Pak, Inc., a publicly traded plastic, glass and packaging company. Mr. Echenberg received a B.Sc. from McGill University and an M.B.A. from Harvard Business School.

     PETER G. SAVAS has served as a Director of the Company since 2000. Since 2000 Mr. Savas has been President and Chief Executive Officer of Discovery Therapeutics, Inc., a private biotechnology company developing cardio-renal drugs. From 1992 to 2000, Mr. Savas was with Unisyn Technologies, Inc., a private biotechnology company that provides contract process development and manufacturing of biologics to the global pharmaceutical industry. Mr. Savas joined Unisyn in 1992 as President and Chief Operating Officer and became Chief Executive Officer in 1995. From 1989 to 1992, Mr. Savas was Senior Vice President of Zymark Corporation, a manufacturer of standard and custom laboratory automation and robotics equipment. From 1984 through 1989, Mr. Savas held the position of Vice President of Genex Corporation, a single chain antibody therapy company. From 1975 through 1984 Mr. Savas held positions of increasing responsibility culminating in the role of Vice President & General Manager of Millipore Corporation, a Fortune 1000 biotechnology company. Mr. Savas began his career as a Senior Research Scientist at Bristol-Myers. He received a B.A. in Chemistry from Syracuse University.


EXECUTIVE OFFICERS

     The executive officers of the Company, their ages and their positions with the Company are as follows:

     Name              Age          Position with Company
--------------------------------------------------------------------------------
John L. Zabriskie......61  Chairman of the Board of Directors
Alvin J. Karloff.......69  Chief Executive Officer, President and Director
Paul J. Schechter......61  Vice President, Drug Development & Regulatory Affairs
Kenneth L. Rice, Jr....47  Vice President, Chief Financial Officer, Treasurer
                           and Secretary
Melvin A. Snyder.......58  Vice President, Market Development

     The following is a brief summary of the backgrounds of Dr. Schechter, Mr. Rice and Mr. Snyder. The background of the Company's other executive officer, Mr. Karloff, is summarized above.

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

     MELVIN A. SNYDER, the Company's Vice President for Market Development since October 20, 2000, was from June 1999 until October 2000 consulting director of business development of the Company. From 1998 until 1999 he was Vice President of Marketing and Business Development at Immunomedics, and between 1995 and 1998 he was a consultant to several pharmaceutical companies including Immunomedics. Between 1975 and 1995 he was President of ProClinica Inc., a marketing communications and licensing-support company. Mr. Snyder holds a bachelor's degree from Lehigh University.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who beneficially own more than 10 percent of the Company's Common Stock to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Based solely on its review of the copies of such reports received by it, and written representations from certain reporting persons that no Forms 5 were required for those persons, the Company believes that during 2000 all filing requirements applicable to its officers, directors, and such 10 percent beneficial owners were complied with.

ITEM 11. EXECUTIVE COMPENSATION.

EXECUTIVE OFFICERS' COMPENSATION

     The following table sets forth the compensation earned by or paid or awarded to Dr. Samour, Mr. Karloff and Dr. Schechter during each of the three fiscal years ended December 31, 2000 and to Mr. Rice during the fiscal year ended December 31, 2000:

                           Summary Compensation Table
                                                                                              Long Term
                                         Annual Compensation                             Compensation Awards
---------------------------------------------------------------------------------------------------------------------

                                                                Other Annual    Securities Underlying     All Other
Name and Principal                        Salary      Bonus     Compensation           Options          Compensation
Position                     Year            $        $(1)          $(2)                  #                 $(3)
---------------------------------------------------------------------------------------------------------------------

Carlos M.  Samour            2000(4)     275,000(7)  27,000         5,444              100,000            2,854
    Former Chairman,         1999        250,000     45,000        10,606                -----            5,000
    Scientific Director      1998        237,538     42,757        10,889                -----            5,000

 Alvin J.  Karloff           2000        300,000     54,000        13,043              100,000            5,250
    Chief Executive Officer, 1999        250,000     45,000        10,955                -----            5,000
    President and Chairman   1998        237,563     42,761        13,453                -----            5,000
    of the Board of
    Directors

Paul J.  Schechter           2000        203,333       -----          753                -----            5,250
    Vice President,          1999        182,500       -----        -----               50,000            5,000
    Drug Development         1998(5)     116,667       -----          392              180,000            5,000
    & Regulatory Affairs

Kenneth L. Rice, Jr.         2000         165,000      -----        2,906               30,000            2,475
    Vice President, Chief    1999(6)       61,875      -----          730                -----            -----
    Financial Officer,
    Treasurer & Corporate
    Secretary

---------------------------------------------------------------------------------------------------------------------

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

(3) Represents the dollar value of Company contributions to the Company's 401(k) Retirement Plan, which are made in its common stock.

(4) Dr. Samour resigned as Chairman of the Board of Directors and Scientific Director on May 17, 2000.

(5)  Dr. Schechter's employment commenced on May 1, 1998.

(6)  Mr. Rice's employment commenced on August 16, 1999.

(7)  Includes $125,000 in consulting fees paid to Dr. Samour in 2000.

STOCK OPTIONS

     The following table provides information concerning the grant of stock options during 2000 to Dr. Samour, Mr. Karloff and Mr. Rice (no stock options were granted during 2000 to Dr. Schechter):

                        OPTION GRANTS IN LAST FISCAL YEAR

                                                Individual Grants
                                      ---------------------------------
                                                                                 Potential
                                                                                 Realizable
                                                                                   Value
                                                                                 at Assumed
                                                                                Annual Rates
                                                                                of Stock Price
                         Number of      % of Total                             Appreciation for
                        Securities        Options      Exercise                   Option Term
                        Underlying       Granted to    or Base               ---------------------
                          Options       Employees in    Price     Expiration    5%         10%
   Name                 Granted (#)     Fiscal Year     ($/Sh)       Date       ($)        ($)
--------------------------------------------------------------------------------------------------

Carlos M. Samour        100,000(1)          14.8        6.50        5/17/10   408,782    1,035,933
Alvin J. Karloff        100,000(2)          14.8        6.50        5/17/10   408,782    1,035,933
Kenneth L. Rice, Jr.     30,000(3)           4.5        5.00       10/23/10    94,334      239,061

--------------------------------------------------------------------------------------------------

(1) The options granted to Dr. Samour were granted in May 2000 at an exercise price of $6.50 per share. The options expire ten years from the date of grant and vest immediately.
(2) The options granted to Mr. Karloff were granted in May 2000 at an exercise price of $6.50 per share. The options expire ten years from the date of grant and vest immediately.
(3) The options granted to Mr. Rice were granted in October 2000 under the Company's 1994 Equity Incentive Plan at an exercise price of $5.00 per share. The options expire ten years from the date of grant and vest immediately.

     The following table provides information concerning option exercises during the fiscal year ended December 31, 2000 and unexercised options held by Dr. Samour, Mr. Karloff, Dr. Schechter and Mr. Rice as of December 31, 2000:

  AGGREGATED OPTION EXERCISES IN THE LAST FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES

                                                        Number of Securities   Value of Unexercised
                                                       Underlying Unexercised     In-The-Money
                      Shares Acquired     Value             Options at             Options at
                       On Exercise (#)   Realized ($)     Fiscal Year-End #    Fiscal Year-End $ (1)
-----------------------------------------------------------------------------------------------------
                                                             Exercisable/           Exercisable/
Name                                                         Unexercisable          Unexercisable
-----------------------------------------------------------------------------------------------------
Carlos M. Samour(2)(3)       0                0            795,080 /      NA      1,262,863  /  NA
Alvin J. Karloff(4)     10,000            4.375          1,170,000 /      NA      3,160,787  /  NA
Paul J. Schechter            0                0            145,000 /  85,000              0  /   0
Kenneth L. Rice              0                0             80,000 / 100,000              0  /   0
-----------------------------------------------------------------------------------------------------

(1) The value of Dr. Samour's, Mr. Karloff's, Dr. Schechter's and Mr. Rice's in-the-money unexercised options at the end of the fiscal year ended December 31, 2000 was determined by multiplying the number of options held by the difference between the market price of the Common Stock underlying the options on December 29, 2000 ($4.9616 per share) and the exercise price of the options granted.
(2) Does not include options to purchase 120,500 shares of Common Stock granted to Pierrette Samour, Dr. Samour's wife, of which he is deemed to have beneficial ownership. If such 120,500 options were included, Dr. Samour would be deemed to have had a total of 435,580 exercisable in-the-money options as of December 29, 2000, the value of which would have been $1,355,523.
(3) In June 2000 the Board of Directors voted to extend from March 1, 2001 to March 31, 2003 the final exercise date for Dr. Samour to exercise options to purchase 140,000 shares at $0.4375 per share.
(4) In June 2000, the Board of Directors voted to extend from March 1, 2001 to March 31, 2003 the final exercise date for Mr. Karloff to exercise options to purchase 480,000 shares at $0.4375 per share.

DIRECTORS' COMPENSATION

     Each non-employee Director of the Company receives compensation of $12,000 annually, $1,000 per regular meeting attended, $500 for each special, telephone or committee meeting attended and reimbursement of travel expenses in connection with attending meetings of the Board of Directors. Mr. Karloff does not receive any additional compensation for his service as Director. During 2000 ten-year stock options were granted to non-employee Directors as follows: Dr. Davis and Mr. Martin - 30,000 exercisable at $6.50 per share, vested immediately, and 20,000 exercisable at $5.1875 per share, vesting as to 10,000 shares on each of May 26, 2001 and May 26, 2002; Messrs. DeLuccia, Echenberg and Savas - 50,000 exercisable at $5.1875 per share, of which 10,000 shares vested immediately, and vesting as to 13,333 shares on each of May 26, 2001, May 26, 2002 and May 26, 2003.

     The Company currently compensates Dr. Davis at the rate of $5,000 per month for medical and pharmaceutical consulting services.

EMPLOYMENT CONTRACTS, TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL
ARRANGEMENTS

     The Company has entered into an employment agreement of indefinite length effective as of November 1, 1992 with Mr. Karloff. The agreement currently provides for annual compensation of $300,000. The agreement also provides for a monthly automobile allowance of $500 net of taxes and a payment, in lieu of retirement benefits, equal to 18% of his base salary. Further, the agreement provides for the payment of 12 months' salary in the event he is terminated without cause. In addition, the agreement was amended in 1999 to preclude him from competing with the Company during his employment and for a period of two years thereafter, and from disclosing confidential information.

     In May 2000 the Company's Board of Directors voted to pay Mr. Karloff a bonus of $75,000 upon the earlier of payment of a bonus to a new Chief Executive Officer or the signing of a license agreement by the Company for one of its products.

     The Company has entered into an employment agreement of indefinite length effective as of June 8, 1999 with Dr. Schechter. The agreement currently provides for annual compensation of $210,000 and for the payment of six months' salary in the event he is terminated without cause. In addition, the agreement precludes Dr. Schechter from competing with the Company during his employment and for a period of two years thereafter, and from disclosing confidential information.

     The Company has entered into an employment agreement of indefinite length effective as of August 18, 1999 with Mr. Rice. The agreement currently provides for annual compensation of $165,000 and for the payment of six months' salary in the event he is terminated without cause. In addition, the agreement precludes Mr. Rice from competing with the Company during his employment and for a period of two years thereafter, and from disclosing confidential information.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     The Company's Compensation Committee consists of Dr. Davis (Chairman) and Mr. Savas.

ITEM 12. SECURITIES OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth, as of March 1, 2001, certain information concerning ownership of the Company's common stock by (i) each person known by the Company to be the beneficial owner of more than five percent (5%) of the Company's common stock, (ii) each of the Company's Directors, (iii) each of the executive officers named in the Summary Compensation Table under "Executive Officers' Compensation" above and (iv) all Directors and executive officers as a group. Except as otherwise indicated, the stockholders listed in the table have sole voting and investment powers with respect to the shares indicated.

NAME AND ADDRESS                                 NUMBER OF SHARES   PERCENTAGE
OF BENEFICIAL OWNER (1)                         BENEFICIALLY OWNED   OF CLASS
--------------------------------------------------------------------------------
Carlos M. and Pierrette E. Samour(2)(3).....        1,339,337         5.3%
Alvin J. Karloff(2)(3)......................        1,180,000         4.6%
Peter G. Martin(2) .........................           70,270         *
Michael A. Davis(2).........................           35,000         *
Robert J. DeLuccia(2).......................           13,600         *
Paul S. Echenberg(2)........................           12,000         *
Peter G. Savas(2)...........................           18,000         *
John L. Zabriskie(2)........................          114,577         *
Paul J. Schechter(2)(3).....................          230,000         *
Kenneth L Rice(2)(3)........................           31,500         *
Mel Snyder..................................           60,000         *
Peter Janssen...............................        1,396,577         5.5%
   1780 Route 106
   Muttontown, NY 11791
All Directors and Officers as a Group
   (10 persons) (2)(3)......................        3,104,284         12.2%
--------------------------------------------------------------------------------
* Less than one percent (1%).
(1) The address of Dr. Samour, Mrs. Samour, Mr. Karloff, Mr. Martin, Dr. Davis, Mr. DeLuccia, Mr. Echenberg, Mr. Savas, Mr. Zabriskie, Dr. Schechter, Mr. Rice and Mr. Snyder is c/o the Company, 110 Hartwell Avenue, Lexington, Massachusetts 02421.
(2) Includes the following numbers of shares issuable upon the exercise of stock options exercisable within 60 days: Dr. and Mrs. Samour-915,580; Mr. Karloff-1,060,000; Mr. Martin-70,000; Dr. Davis-31,000; Mr.
     DeLuccia-10,000; Mr. Echenberg-10,000; Mr. Savas-10,000; Mr. Zabriskie-10,000; Dr. Schechter-230,000; Mr. Rice-30,000.
(3) Does not include the following numbers of vested shares in the Company's 401(k) Plan contributed by the Company to match portions of cash contributions by the following Plan participants: Dr. and Mrs. Samour-2,636; Mr. Karloff-2,815; Dr. Schechter-2,815; Mr. Rice-753.

Item 13. Certain Relationships and Related Transactions.

     Not applicable.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)(1) The following Financial Statements as of December 31, 2000 and 1999 and for the three years in the period ended December 31, 2000 are filed herewith:

                                              PAGE
      Independent Auditors' Report             22
      Balance Sheets                           23
      Statements of Operations                 24
      Statements of Stockholders' Equity      25-26
      Statements of Cash Flows                27-28
      Notes to Financial Statements           29-37

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

4c       Common Stock Certificate, incorporated by reference to exhibits to the
Company's Annual Report on Form 10-K for the year ended December 31,
1999.

4d       Securities Purchase Agreement among the Company, Bay Harbor
Investments, Inc. and Strong River Investments, Inc., incorporated by reference to exhibits to the Company's Current Report on Form 8-K dated October 23, 2000.

4e       Form of Closing Warrant dated as of October 23, 2000, incorporated by reference to exhibits to the Company's Current Report on Form 8-K dated October 23, 2000.

4f       Form of Adjustable Warrant dated as of October 23, 2000, incorporated by reference to exhibits to the Company's Current Report on Form 8-K dated October 23, 2000.

4g       Form of Registration Rights Agreement by and among the Company, Bay
Harbor Investments, Inc. and Strong River Investments, Inc., incorporated by reference to exhibits to the Company's Current Report on Form 8-K dated October 23, 2000.

4h       Warrant issued to Leerink Swann & Company dated as of October 23, 2000, incorporated by reference to exhibits to the Company's Current Report on Form 8-K dated October 23, 2000.

10.10.1 1994 Equity Incentive Plan as amended November 14, 1997, incorporated by reference to exhibits to the Company's Annual
Report on Form 10-K for the year ended December 31, 1997. *

10.10.2 1984 Non-Qualified Stock Option Plan as amended November 15, 1996, incorporated by reference to exhibits to the Company's
Annual Report on Form 10-K for the year ended December 31,
1996. *

10.10.2 1984 Incentive Stock Option Plan as amended November 15, 1996, incorporated by reference to exhibits to the Company's Annual
Report on Form 10-K for the year ended December 31, 1996. *

10a      Form of Employment Agreement between the Company and Dr. Carlos M.
Samour, incorporated by reference to exhibits to the Company's Registration Statement on Form S-1 (No. 33-62042)*

10a.1    Amendment to Employment Agreement between the Company and Dr. Carlos M.
Samour, incorporated by reference to exhibits to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999. *

10b      Form of Employment Agreement between the Company and Mr. Alvin J.
Karloff, incorporated by reference to exhibits to the Company's Registration Statement on Form S-1 (No. 33-62042). *

10b.1    Amendment to Employment Agreement between the Company and Mr. Alvin J.
Karloff, incorporated by reference to exhibits to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999. *

10d      Form of Employment Agreement between the Company and Dr. Paul J.
Schechter, incorporated by reference to exhibits to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999. *

10e      Form of Employment Agreement between the Company and Mr. Kenneth L.
Rice, incorporated by reference to exhibits to the Company's Annual Report on Form 10-K for the year ended December 31, 1999. *

10f      Form of Employment Agreement between the Company and Mr. Mel Snyder, filed herewith. *

10.11 Lease between GLB Lexington Limited Partnership and the Company dated as of July 21, 1999, for space located at 110 Hartwell Avenue, Lexington, MA 02421, incorporated by reference to exhibits to the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

23.1     Consent of Deloitte & Touche LLP

(b) One Current Report on Form 8-K was filed in the three-month period ended December 31, 2000. The items reported were Item 5, Other Events, and Item 7, Financial Statements, Pro Forma Financial Information and Exhibits disclosing a private placement of common stock. No financial statements were filed. The Current Report on Form 8-K was dated October 23, 2000.


--------------------------
*Management contract or compensatory plan or arrangement

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       MACROCHEM CORPORATION

Dated:  March 30, 2001                 By:/s/Alvin J. Karloff
                                          -------------------------------------
                                          Alvin J. Karloff
                                          President and Chief Executive Officer



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on March 30, 2001.

/s/  Alvin J. Karloff                     Chief Executive Officer and President
---------------------------------
Alvin J.  Karloff


/s/ John L. Zabriskie                     Chairman of the Board of Directors
---------------------------------
John L. Zabriskie


/s/  Kenneth L. Rice                      Vice President and Chief Financial
---------------------------------         Officer
Kenneth L.  Rice


/s/  Peter G. Martin                      Director
---------------------------------
Peter G.  Martin


/s/  Michael A. Davis                     Director
---------------------------------
Michael A.  Davis, M.D.


/s/ Robert J. DeLuccia                    Director
---------------------------------
Robert J. DeLuccia


/s/ Paul S. Echenberg                     Director
---------------------------------
Paul S. Echenberg


/s/ Peter G. Savas                        Director
------------------
Peter G. Savas