Form 10-Q
period 2001-03-31
MACROCHEM CORP
filed 2001-05-15
CIK 743884

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    Form 10-Q


(Mark One)
[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 2001

                                       or

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

Yes    X          No
     -----             -----

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                                   Outstanding at April 30, 2001:
----------------------------                      ------------------------------
Common Stock, $.01 par value                               25,750,848

                             MACROCHEM CORPORATION

                               INDEX TO FORM 10-Q
                               ------------------


                                                               Page Number
                                                               -----------
PART I      FINANCIAL INFORMATION

Item 1      Unaudited Financial Statements

                Balance Sheets
                March 31, 2001 and December 31, 2000                3

                Statements of Operations
                Three Months Ended March 31, 2001 and 2000          4

                Statements of Cash Flows
                Three Months Ended March 31, 2001 and 2000          5

                Notes to Unaudited Financial Statements            6-7

Item 2      Management's Discussion and Analysis of
            Financial Condition and Results of Operations          8-10

Item 3      Quantitative and Qualitative Disclosures About
            Market Risk                                             10

PART II     OTHER INFORMATION

Item 6      Exhibits and Reports on Form 8-K                        11

SIGNATURES                                                          12

ITEM 1.       FINANCIAL STATEMENTS

                              MACROCHEM CORPORATION
                                 BALANCE SHEETS
                                   (Unaudited)
                    (Amounts in thousands except share data)

                                                                   March 31,         December 31,
                                                                     2001               2000
                                                                 -----------         ------------

                                                ASSETS
Current Assets:
       Cash and cash equivalents                                   $    372           $    589
       Short-term investments                                        13,914             16,179
       Accounts receivable                                                0                 31
       Receivable due from related party                                 23                 23
       Prepaid expenses and other current assets                        378                241
                                                                     ------             ------
           Total current assets                                      14,687             17,063
                                                                     ------             ------

Property and equipment, net                                             363                377
                                                                     ------             ------

Other assets:
       Patents, net                                                     525                513
       Deposits                                                          29                 29
                                                                     ------             ------
           Total other assets                                           554                542
                                                                     ------             ------

Total assets                                                       $ 15,604           $ 17,982
                                                                     ======             ======

                                              LIABILITIES
Current liabilities:
       Accounts payable                                            $    150           $    331
       Accrued expenses                                               1,477                763
                                                                     ------             ------
           Total current liabilities                                  1,627              1,094

Deferred rent                                                            42                 37
Total Liabilities                                                     1,669              1,131
                                                                     ------             ------
       Commitments and contingencies

                                          STOCKHOLDERS' EQUITY
Preferred Stock                                                         ---                ---
Common Stock, $.01 par value, 60,000,000 shares authorized;
       25,734,517 and 24,730,783 shares issued at March 31,
       2001 and December 31, 2000, respectively                         257                247
Additional paid-in capital                                           61,036             60,787
Accumulated deficit                                                 (46,220)           (43,040)
Unearned compensation                                               (    39)           (    25)
Less treasury stock, at cost, 272,403 and 276,174 shares at
       March 31, 2001 and December 31, 2000, respectively           ( 1,099)           ( 1,118)
                                                                     ------             ------
           Total stockholders' equity                                13,935             16,851

Total liabilities and stockholders' equity                         $ 15,604           $ 17,982
                                                                     ======             ======

The accompanying notes are an integral part of these unaudited financial statements.

                              MACROCHEM CORPORATION
                            STATEMENTS OF OPERATIONS
               For the three months ended March 31, 2001 and 2000
                                   (Unaudited)
                  (Amounts in thousands except per share data)


                                            For the three months ended March 31,
                                            ------------------------------------
                                                      2001           2000
                                                   ---------     ----------

Research contract revenues                         $    ---       $    543

Costs and expenses:
       Research and development                       2,544          1,026
       Marketing, general and administrative            775            604
       Consulting fees with related parties              16             12
                                                     ------         ------
           Total costs and expenses                   3,335          1,642
                                                     ------         ------

Loss from operations                                ( 3,335)       ( 1,099)

Other income (expense):
       Interest income                                  154            193
       Interest expense                                 ---        (     1)
                                                     ------         ------
           Total other income                           154            192
                                                     ------         ------

Net loss                                           $( 3,181)      $(   907)
                                                     ======         ======

Net loss per common share - basic and diluted      $(  0.13)      $(  0.04)
                                                     ======         ======
Weighted average common shares
       Outstanding (basic and diluted)               24,454         22,438
                                                     ======         ======




The accompanying notes are an integral part of these unaudited financial statements.

                              MACROCHEM CORPORATION
                            STATEMENTS OF CASH FLOWS
               For the three months ended March 31, 2001 and 2000
                                   (Unaudited)
                             (Amounts in thousands)

                                                            For the three months
                                                            --------------------
                                                               ended March 31,
                                                            --------------------
                                                               2001       2000
                                                               ----       ----

Cash flows from operating activities:
       Net loss                                              $(3,181)   $(  907)
       Adjustments to reconcile net loss to net cash
           used by operating activities:
           Depreciation and amortization                          41         47
           Stock-based compensation                               64         94
           401(k) contribution in Company common stock            21         16
           Deferred rent                                           5         22
           Deferred revenue                                      ---     (  500)
Changes in assets and liabilities:
                Accounts receivable                               31         24
                Prepaid expenses and other current assets     (  137)    (  102)
                Accounts payable and accrued expenses and
                other liabilities                                533     (  238)
                                                               -----      -----

Net cash used by operating activities                         (2,623)    (1,544)
                                                               -----      -----

Cash flows from investing activities:
       Sales of short-term investments                         2,265      2,061
       Expenditures for property and equipment                (   21)    (   61)
       Additions to patents                                   (   18)    (   37)
                                                               -----      -----
Net cash provided by investing activities                      2,226     (1,963)
                                                               -----      -----

Cash flows from financing activities:
       Purchases of treasury stock                               ---     (   21)
       Proceeds from exercise of common stock options            180         62
                                                               -----      -----
Net cash provided by financing activities                        180         41
                                                               -----      -----

Net change in cash and cash equivalents                       (  217)       461
Cash and cash equivalents at beginning of period                 589        318
                                                               -----      -----

Cash and cash equivalents at end of period                   $   372    $   779
                                                              ======      =====


The accompanying notes are an integral part of these unaudited financial statements.

                              MACROCHEM CORPORATION
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

(1)      BASIS OF PRESENTATION

         The financial statements included herein have been prepared by MacroChem Corporation ("MacroChem" or the "Company") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying unaudited financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows of the Company at the dates and for the periods indicated. The unaudited financial statements included herein should be read in conjunction with the audited financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

         The results disclosed in the Statement of Operations for the three months ended March 31, 2001 are not necessarily indicative of the results to be expected for the full year.

         MacroChem is a biopharmaceutical company engaged in the development and commercialization of a portfolio of products through the application of SEPA(R) (Soft Enhancer of Percutaneous Absorption), its patented topical drug delivery technology.


(2)      BASIC AND DILUTED LOSS PER SHARE

         The following table sets forth the computation of basic and diluted loss per share:

                                                   Three Months Ended March 31,
                                                   ----------------------------
                                                      2001              2000
                                                   -----------      -----------

          Numerator for basic and diluted
          loss per share:
            Net loss                             $( 3,181,000)     $(   907,000)
                                                   ==========        ==========

          Denominator for basic and diluted
          loss per share:
            Weighted average shares outstanding    24,454,000        22,438,000
                                                   ==========        ==========

          Net loss per share - basic             $(      0.13)     $(      0.04)
                                                   ==========        ==========

          Net loss per share - diluted           $(      0.13)     $(      0.04)
                                                   ==========        ==========

         Potential common shares are not included in the per share calculations for diluted EPS, because the effect of their inclusion would be anti-dilutive. Anti-dilutive potential shares not included in per share calculations for the three months ended March 31, 2001 and 2000 were 5,680,366 and 3,995,625 respectively.

(3)      STOCKHOLDERS' EQUITY

         The Company granted options to purchase 446,500 shares of Common Stock under the 1994 Equity Incentive Plan (the "1994 Plan") during the three months ended March 31, 2001. During this same period, no options under the 1994 Plan were exercised. In addition, options to purchase 52,500 shares of Common Stock under the 1994 Plan were canceled in the three month period. All options were issued with an exercise price at the fair market value of the underlying common stock determined on the date of grant.

         During the three months ended March 31, 2001, options to purchase 410,580 shares were exercised under the 1984 Non Qualified Plan and options to purchase 34,000 shares expired.

         Warrants to purchase common stock were issued in connection with the October 2000 private placement to two institutional investors. The warrants issued consist of warrants to purchase an aggregate of 363,322 shares of common stock at a purchase price of $5.90 per share for five years. Additionally, each investor received a warrant to purchase additional shares of common stock at a purchase price of $.01 per share exercisable only upon certain conditions relating to the trading price of common stock during the period following the effectiveness of the registration statement. The warrants may be exercised on a "cashless" basis. Through March 31, 2001, 591,580 of the $.01 warrants had been exercised.

         Granted during the three months ended March 31, 2001 was an option to purchase 1,000,000 shares of common stock to the new Chief Executive Officer, a portion of which vest immediately, with the remainder vesting over three years, with an exercise price of $3.02 per share.

(4)      COMPREHENSIVE INCOME

         The Company reports comprehensive income in accordance with Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income", which requires businesses to disclose comprehensive income and its components in their general-purpose financial statements. Comprehensive income (loss) is equal to the Company's net loss for the three months ended March 31, 2001 and 2000.

(5)      RECENT ACCOUNTING PRONOUNCEMENTS

         In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. The adoption of SFAS No. 133 on January 1, 2001 had no impact on the Company's financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OPERATIONS

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

RESULTS OF OPERATIONS

Revenues, consisting of research contract revenues, decreased $543,000, or 100%, to $0 in the three month period ended March 31, 2001 from $543,000 in the three month period ended March 31, 2000. The decrease in revenues during the three month period ended March 31, 2001 is principally a result of the Company's recognition of $500,000 in deferred revenue upon the termination of the AHP Agreement in 2000 and no contract revenue in 2001.

Research and development expenses increased $1,518,000, or 148%, to $2,544,000 in the three month period ended March 31, 2001 from $1,026,000 in the three month period ended March 31, 2000. This increase is primarily attributable to Topiglan Phase III clinical trial studies being performed throughout first quarter 2001.

Marketing, general and administrative expenses increased $171,000, or 28%, to $775,000 in the three months ended March 31, 2001 from $604,000 in the three month period ended March 31, 2000. The increase is primarily attributable to an increase in legal, financial advisory and directors' fees.

Other income decreased $38,000, or 20%, to $154,000 in the three month period ended March 31, 2001 from $192,000 in the three month period ended March 31, 2000 primarily due to lower cash balances available for investment.

For the reasons described above, net loss increased $2,274,000, or 251%, to $3,181,000 in the three month period ended March 31, 2001 from $907,000 in the three month period ended March 31, 2000.

LIQUIDITY AND CAPITAL RESOURCES

Since inception, the primary source of funding for the Company's operations has been the private and public sale of its securities, and to a lesser extent, the licensing of its proprietary technology and products, government grants and the limited sales of products and test materials. During the first three months of 2001, the Company received aggregate net proceeds of approximately $180,000 from the exercise of stock options, compared to approximately $62,000 for the three months ended March 31, 2000.

At March 31, 2001 working capital was approximately $13,060,000, compared to $15,969,000 at December 31, 2000. The reduction in the Company's working capital was due primarily to the use of cash by operating activities. Until such time as the Company obtains agreements with third-party licensees or partners to provide funding for the Company's anticipated business activities or the Company is able to obtain funds through the private or public sale of its securities, the Company's working capital will be utilized primarily to fund its operating activities.

Pursuant to a plan approved by the Company's Board of Directors, the Company is authorized to repurchase 1,000,000 shares of its Common Stock to be held as treasury shares for future use. During the three month period ended March 31, 2001, the Company did not repurchase any shares of Common Stock, although the Company retained shares as payment for cashless warrant exercises. At March 31, 2001, 272,403 repurchased shares remain available for future use and 679,587 shares remain available for repurchase under the plan.

Capital expenditures and additional patent development costs for the three months ended March 31, 2001 were approximately $39,000. The Company anticipates capital expenditures of approximately $211,000 for the remainder of the current year.

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

The Company believes that its existing cash, cash equivalents and short term investments will be sufficient to meet its operating expenses and capital expenditure requirements for at least the next twelve months. The Company's cash requirements may vary materially from those now planned because of changes in focus and direction of the Company's research and development programs, competitive and technical advances, patent developments or other developments. It is not believed that inflation will have any significant effect on the results of the Company's operations.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. The adoption of SFAS No. 133 on January 1, 2001 had no impact on the Company's financial statements.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

As of March 31, 2001, the Company is exposed to market risks which relate primarily to changes in U.S. interest rates. The Company's cash equivalents and short term investments are subject to interest rate risk and will decline in value if interest rates increase. Due to the short duration of these financial instruments, three months or less, changes to interest rates would not have a material effect upon the Company's financial position. A hypothetical 10% change in interest rates would have resulted in an increase or decrease of approximately $15,000 on interest income within the Company's statement of operations for the three months ended March 31, 2001.

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

TECHNOLOGY; UNCERTAINTIES RELATING TO RISKS OF PRODUCT LIABILITY CLAIMS, LACK OF PRODUCT LIABILITY INSURANCE, AND EXPENSE AND DIFFICULTY OF OBTAINING ADEQUATE INSURANCE COVERAGE; UNCERTAINTY OF PHARMACEUTICAL PRICING AND RELATED MATTERS; AND OTHER FACTORS. ADDITIONAL INFORMATION ON THESE AND OTHER FACTORS WHICH COULD AFFECT THE COMPANY'S ACTUAL RESULTS AND EXPERIENCE ARE INCLUDED IN THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2000 AND, IN PARTICULAR, THE SECTION ENTITLED "RISK FACTORS".ED DECEMBER 31, 2000

PART II - OTHER INFORMATION

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.

                  (a)      The following exhibits are filed herewith:

                           None.

                  (b) No reports on Form 8-K were filed during the quarter for which this report is filed.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                  MacroChem Corporation
                                                  ---------------------
                                                  (Registrant)



May 15, 2001                                      /s/ Robert Palmisano
------------                                      --------------------
                                                  Robert Palmisano
                                                  President and Chief Executive
                                                  Officer
                                                  (Principal Executive Officer)

                                                  /s/ Bernard Patriacca
                                                  ---------------------
                                                  Bernard Patriacca
                                                  Chief Financial Officer,
                                                  Treasurer, and Secretary
                                                  (Principal Financial Officer)