Form 10-Q
period 2001-06-30
MACROCHEM CORP
filed 2001-08-13
CIK 743884

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    Form 10-Q


(Mark One)
[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2001

                                       or

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

Yes    X          No

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Class                                    Outstanding at July 31, 2001:
----------------------------                      -----------------------------
Common Stock, $.01 par value                                27,860,371

                              MACROCHEM CORPORATION

                               INDEX TO FORM 10-Q
                               ------------------


                                                                     Page Number
                                                                     -----------
PART I     FINANCIAL INFORMATION

Item 1     Unaudited Financial Statements

                    Condensed Balance Sheets
                    June 30, 2001 and December 31, 2000                    3

                    Condensed Statements of Operations for the
                    Three and Six Months Ended June 30, 2001 and 2000      4

                    Condensed Statements of Cash Flows for the
                    Six Months Ended June 30, 2001 and 2000                5

                    Notes to Unaudited Condensed Financial
                    Statements                                            6-8


Item 2     Management's Discussion and Analysis of
           Financial Condition and Results of Operations                  8-11

Item 3     Quantitative and Qualitative Disclosures About Market Risk    11-12

PART II    OTHER INFORMATION

Item 4     Submission of Matters to a Vote of Security Holders            13

Item 6     Exhibits and Reports on Form 8-K                               13

SIGNATURES                                                                14

Item 1.       Financial Statements

                              MACROCHEM CORPORATION
                            CONDENSED BALANCE SHEETS
                                   (Unaudited)
                    (Amounts in thousands except share data)

                                                    June 30,    December 31,
                                                     2001           2000
                                                   ---------    -------------

                                     ASSETS
Current assets:
       Cash and cash equivalents                   $  1,261     $    589
       Short-term investments                        11,846       16,179
       Accounts receivable                              ---           31
       Receivable due from related party                 23           23
       Prepaid expenses and other current assets        305          241
                                                     ------       ------
           Total current assets                      13,435       17,063
                                                     ------       ------

Property and equipment, net                             498          377
                                                     ------       ------

Other assets:
       Patents, net                                     519          513
       Deposits                                          29           29
                                                     ------       ------
           Total other assets                           548          542
                                                     ------       ------

Total assets                                       $ 14,481     $ 17,982
                                                     ======       ======

                                   LIABILITIES
Current liabilities:
       Accounts payable                            $      4     $    331
       Accrued expenses                               1,612          763
                                                     ------       ------
           Total current liabilities                  1,616        1,094

Deferred rent                                            45           37
                                                     ------       ------
Total liabilities
       Commitments and contingencies                  1,661        1,131
                                                     ------       ------


                              STOCKHOLDERS' EQUITY
Preferred stock                                         ---          ---
Common stock, $.01 par value, 60,000,000 shares
       authorized; 26,564,607 and 24,730,783
       shares issued at June 30, 2001 and
       December 31, 2000, respectively                  266          247
Additional paid-in capital                           63,410       60,787
Accumulated deficit                                 (49,673)     (43,040)
Unearned compensation                               (    95)     (    25)
Less treasury stock, at cost, 270,283 and
       276,174 shares at June 30, 2001 and
       December 31, 2000, respectively              ( 1,088)     ( 1,118)
                --- -----                            ------       ------
           Total stockholders' equity                12,820       16,851
                                                     ------       ------
Total liabilities and stockholders' equity         $ 14,481     $ 17,982
                                                     ======       ======


The accompanying notes are an integral part of these unaudited condensed financial statements.


                              MACROCHEM CORPORATION
                       CONDENSED STATEMENTS OF OPERATIONS
            For the three and six months ended June 30, 2001 and 2000
                                   (Unaudited)
             (Amounts in thousands except share and per share data)

                                            For the three months ended June 30,   For the six months ended June 30,
                                                  2001               2000             2001                2000


Research contract revenues                  $        ---     $         29      $        ---       $        572
                                              ----------       ----------        ----------         ----------


Costs and expenses:
    Research and development                       2,481            1,103             5,025              2,129
    Marketing, general and administrative          1,145              825             1,921              1,429
    Nonrecurring noncash stock compensation
       charge                                        ---            2,810               ---              2,810
    Consulting fees with related parties              15               12                31                 24
                                              ----------       ----------        ----------         ----------
       Total costs and expenses                    3,641            4,750             6,977              6,392
                                              ----------       ----------        ----------         ----------

Loss from operations                         (     3,641)     (     4,721)      (     6,977)       (     5,820)
                                              ----------       ----------        ----------         ----------

Other income (expense):
    Interest income                                  191              185               345                378
    Interest expense                                 ---              ---               ---        (         1)
                                              ----------       ----------        ----------         ----------
       Total other income                            191              185               345                377
                                              ----------       ----------        ----------         ----------

Net loss                                    $(     3,450)    $(     4,536)     $(     6,632)      $(     5,443)
                                              ==========       ==========        ==========         ==========

Net loss per common share -
    basic and diluted                       $(      0.13)    $(      0.20)     $(      0.28)      $(      0.24)
                                              ==========       ==========        ==========         ==========

Weighted average common shares                25,862,000       22,452,000        23,332,000         22,445,000
outstanding (basic and diluted)




The accompanying notes are an integral part of these unaudited condensed financial statements.

                              MACROCHEM CORPORATION
                       CONDENSED STATEMENTS OF CASH FLOWS
                 For the six months ended June 30, 2001 and 2000
                                   (Unaudited)
                             (Amounts in thousands)

                                                              For the six months
                                                              ------------------
                                                                ended June 30,
                                                              ------------------
                                                               2001       2000
                                                               ----       ----

Cash flows from operating activities:
       Net loss                                              $(6,632)   $(5,443)
       Adjustments to reconcile net loss to net cash
           used by operating activities:
           Depreciation and amortization                          81         90
       Stock-based compensation                                  329      2,904
           401(k) contribution in Company common stock            47         36
           Deferred rent                                           7        ---
           Deferred revenue                                      ---     (  500)
       Changes in assets and liabilities:
           Accounts receivable                                    31         22
           Prepaid expenses and other current assets          (   64)    (  207)
           Accounts payable and accrued expenses                 522     (  134)
                                                               -----      -----


Net cash used by operating activities                         (5,679)    (3,232)
                                                               -----      -----

Cash flows from investing activities:
       Sales of short-term investments                         4,333      2,878
       Expenditures for property and equipment                (  190)    (  107)
       Additions to patents                                   (   18)    (   42)
                                                               -----      -----
Net cash provided (used) by investing activities               4,125     (2,729)
                                                               -----      -----

Cash flows from financing activities:
       Purchases of treasury stock                               ---     (   21)
       Proceeds from exercise of warrants                        372        ---
       Proceeds from exercise of common stock options          1,854         62
                                                               -----      -----
Net cash provided by financing activities                      2,226         41
                                                               -----      -----

Net change in cash and cash equivalents                          672     (  462)
Cash and cash equivalents at beginning of period                 589        318
                                                               -----      -----

Cash and cash equivalents at end of period                   $ 1,261    $(  144)
                                                               =====      =====


The accompanying notes are an integral part of these unaudited condensed financial statements.

                              MACROCHEM CORPORATION
                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

(1)      Basis of Presentation

         The financial statements included herein have been prepared by MacroChem Corporation ("MacroChem" or the "Company") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying unaudited financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows of the Company at the dates and for the periods indicated. The unaudited financial statements included herein should be read in conjunction with the audited financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

         The results disclosed in the Statement of Operations for the six months ended June 30, 2001 are not necessarily indicative of the results to be expected for the full year.

         MacroChem is a biopharmaceutical company engaged in the development and commercialization of a portfolio of products through the application of SEPA(R) (Soft Enhancer of Percutaneous Absorption), its patented topical drug delivery technology.


(2)      Basic and Diluted Loss Per Share

         The following table sets forth the computation of basic and diluted loss per share:

                                              Three Months Ended June 30,         Six Months Ended June 30,
                                              ---------------------------         -------------------------
                                                 2001              2000              2001            2000
                                                 ----              ----              ----            ----

           Numerator for basic and diluted
           loss per share:
              Net loss                      $( 3,450,000)     $( 4,536,000)     $( 6,632,000)   $( 5,443,000)
                                              ==========        ==========        ==========      ==========

           Denominator for basic
           and diluted loss per share:
              Weighted average shares
                 outstanding                  25,862,000        22,452,000        23,332,000      22,445,000
                                              ==========        ==========        ==========      ==========

           Net loss per share - basic       $(      0.13)     $(      0.20)     $(      0.28)   $(      0.24)
                                              ==========        ==========        ==========      ==========

           Net loss per share - diluted     $(      0.13)     $(      0.20)     $(      0.28)   $(      0.24)
                                              ==========        ==========        ==========      ==========


         Potential common shares are not included in the per share calculations for diluted EPS, because the effect of their inclusion would be anti-dilutive. Anti-dilutive potential shares not included in per share calculations for the six months ended June 30, 2001 and 2000 were 4,399,966 and 4,544,541 respectively.


(3)      Stockholders' Equity

         At a June 28, 2001 meeting, the stockholders voted to approve a new incentive plan (the "2001 Plan") that made available options to purchase 1,200,000 common shares. The Company granted options to purchase 440,200 shares of common stock under the 2001 Plan during the three months ended June 30, 2001. During this same period, no options under the 2001 Plan were exercised. All options were issued with an exercise price at the fair market value of the underlying common stock determined on the date of grant.

         Under the 1994 Equity Incentive Plan (the "1994 Plan"), 290,600 shares were exercised during the three month period ended June 30, 2001. In addition, options to purchase 180,000 shares of Common Stock under the 1994 Plan were canceled during the three month period.

         During the three months ended June 30, 2001, options to purchase 200,000 shares were exercised under the 1984 Non Qualified Plan. In June 2000, the Company extended the exercise period for 620,000 options that were previously issued to two former officers under the 1984 Plan, resulting in a noncash stock compensation charge to operations of approximately $2.8 million.

         Warrants to purchase common stock were issued in connection with an October 2000 private placement to two institutional investors. The warrants issued consist of warrants to purchase an aggregate of 363,322 shares of common stock at a purchase price of $5.90 per share for five years. Through June 30, 2001, none of the $5.90 warrants had been exercised. Additionally, each investor received a warrant to purchase additional shares of common stock at a purchase price of $.01 per share exercisable only upon certain conditions relating to the trading price of common stock during the period following the effectiveness of the related registration statement. The warrants may be exercised on a "cashless" basis. Through June 30, 2001, 880,314 of the $.01 warrants had been exercised. No further $.01 warrants are available to be exercised. The placement agent received a warrant to purchase 108,999 shares of common stock at a purchase price of $7.43 for five years. Through June 30, 2001, 50,000 of the $7.43 warrants had been exercised.

(4)      Comprehensive Income

         The Company reports comprehensive income in accordance with Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income", which requires businesses to disclose comprehensive income and its components in their general-purpose financial statements. Comprehensive income (loss) is equal to the Company's net loss for the three and six months ended June 30, 2001 and 2000.

(5)      Recent Accounting Pronouncements

         In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. The adoption of SFAS No. 133 on January 1, 2001 had no impact on the Company's financial statements.

         In June 2001, FASB issued two new pronouncements: SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS 141 is effective as follows: a) use of the pooling-of-interest method is prohibited for business combinations initiated after June 30, 2001; and b) the provisions of SFAS 141 also apply to all business combinations accounted for by the purchase method that are completed after June 30, 2001 (that is, the date of acquisition is July 2001 or later). There are also transition provisions that apply to business combinations completed before July 1, 2001, that were accounted for by the purchase method. SFAS 142 is effective for fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized in an entity's statement of financial position at that date, regardless of when those assets were initially recognized. The Company is currently evaluating the provisions of SFAS 141 and SFAS 142 and has not adopted such provisions in its June 30, 2001 condensed consolidated financial statements.

(6)      Subsequent Event

         In July 2001, the Company sold 1,566,047 shares of its common stock for approximately $10,148,000 in gross proceeds ($9,463,000 net of issuance costs) in a private placement to institutional investors.

         The investors also received warrants to purchase an aggregate of 313,209 shares of common stock at a purchase price of $8.995 per share. These warrants expire five years from the closing date and are callable by the Company if the closing price of the stock is higher than $17.99 for 15 consecutive trading days at any time before expiration.



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

RESULTS OF OPERATIONS

Revenues, consisting of research contract revenues, decreased $29,000, or 100%, for the three month period ended June 30, 2001 from $29,000 in the three month period ended June 30, 2000 and decreased $572,000, or 100% in the six month period ended June 30, 2001 from $572,000 in the six month period ended June 30, 2000. The decrease in revenues during the three month period ended June 30, 2001 is the result of the Company not having outside contracts generating revenue in 2001. The decrease in revenues during the six months ended June 30, 2001 primarily reflects the Company's recognition of $500,000 in deferred revenue upon termination of the American Home Products agreement in 2000 and the Company having no contract revenue in 2001.

Research and development expenses increased $1,378,000, or 125%, to $2,481,000 in the three month period ended June 30, 2001 from $1,103,000 in the three month period ended June 30, 2000 and increased 136%, or $2,896,000, to $5,025,000 in the six month period ended June 30, 2001 from $2,129,000 in the six month period ended June 30, 2000. This increase in the three and six month periods is primarily attributable to Topiglan Phase III clinical trial studies being performed throughout 2001.

Marketing, general and administrative expenses increased $320,000, or 39%, to $1,145,000 in the three months ended June 30, 2001 from $825,000 in the three month period ended June 30, 2000 and increased $492,000, or 34% to $1,921,000 in the six month period ended June 30, 2001 from $1,429,000 in the six month period ended June 30, 2000. The increase in the three month period is primarily attributable to an increase in salaries, public relations, financial advisory services and printing expense. The increase in the six month period is attributable to an increase in salaries, public relations, financial advisory services, legal fees and printing expense.

The nonrecurring noncash stock compensation charge in the three month and six month period ended June 30, 2000 is related to the one time charge associated with the extension of the terms of certain stock options in June 2000 to two former officers of the Company.

Other income increased $6,000, or 3%, to $191,000 in the three month period ended June 30, 2001 from $185,000 in the three month period ended June 30, 2000 and decreased $32,000, or 8% to $345,000 in the six month period ended June 30, 2001 from $377,000 in the six months ended June 30, 2000. The decrease in the six month period is due to lower invested balances of cash and cash equivalents resulting from funds used in Company operations.

For the reasons described above, net loss decreased $1,086,000, or 24%, to $3,450,000 in the three month period ended June 30, 2001 from $4,536,000 in the three month period ended June 30, 2000 and increased $1,188,000, or 22% to $6,632,000 in the six month period ended June 30, 2001 from $5,443,000 in the six months ended June 30, 2000.

LIQUIDITY AND CAPITAL RESOURCES

Since inception, the primary source of funding for the Company's operations has been the private and public sale of its securities, and to a lesser extent, the licensing of its proprietary technology and products, government grants and the limited sales of products and test materials. During the first six months of 2001, the Company received aggregate net proceeds of approximately $2,226,000 from the exercise of stock options and warrants compared to approximately $62,000 from the exercise of stock options for the six months ended June 30, 2000. In July 2001, the Company sold 1,566,047 shares of its common stock for approximately $10,148,000 in gross proceeds ($9,463,000 net of issuance costs) in a private placement to institutional investors. The investors also received warrants to purchase an aggregate of 313,209 shares of common stock at a purchase price of $8.995 per share. These warrants expire five years from the closing date and are callable by the Company if the closing price of the stock is greater than $17.99 for 15 consecutive trading days at any time before expiration.

At June 30, 2001 working capital was approximately $11,819,000, compared to $15,969,000 at December 31, 2000. The reduction in the Company's working capital was due primarily to the use of cash by operating activities. Until such time as the Company obtains agreements with third-party licensees or partners to provide funding for the Company's anticipated business activities or the Company is able to obtain funds through the private or public sale of its securities, the Company's working capital will be utilized primarily to fund its operating activities.

Pursuant to a plan approved by the Company's Board of Directors, the Company is authorized to repurchase 1,000,000 shares of its Common Stock to be held as treasury shares for future use. During the three month period ended June 30, 2001, the Company did not repurchase any shares of Common Stock, although the Company retained shares as payment for cashless warrant exercises. At June 30, 2001, 270,283 repurchased shares remain available for future use and 679,587 shares remain available for repurchase under the plan.

Capital expenditures and additional patent development costs for the six months ended June 30, 2001 were approximately $208,000. The Company anticipates capital expenditures of approximately $41,000 for the remainder of the current year.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. The adoption of SFAS No. 133 on January 1, 2001 had no impact on the Company's financial statements.

In June 2001, the FASB issued two new pronouncements: SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS 141 is effective as follows: a) use of the pooling-of-interest method is prohibited for business combinations initiated after June 30, 2001; and b) the provisions of SFAS 141 also apply to all business combinations accounted for by the purchase method that are completed after June 30, 2001 (that is, the date of acquisition is July 2001 or later). There are also transition provisions that apply to business combinations completed before July 1, 2001, that were accounted for by the purchase method. SFAS 142 is effective for fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized in an entity's statement of financial position at that date, regardless of when those assets were initially recognized. The Company is currently evaluating the provisions of SFAS 141 and SFAS 142 and has not adopted such provisions in its June 30, 2001 condensed consolidated financial statements.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

As of June 30, 2001, the Company is exposed to market risks which relate primarily to changes in U.S. interest rates. The Company's cash equivalents and short term investments are subject to interest rate risk and will decline in value if interest rates increase. Due to the short duration of these financial instruments, three months or less, changes to interest rates would not have a material effect upon the Company's financial position. A hypothetical 10% change in interest rates would not have a material effect on our Statement of Operations or Cash Flows for the three and six months ended June 30, 2001.

THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. THE COMPANY'S ACTUAL RESULTS MAY DIFFER SIGNIFICANTLY FROM THE RESULTS DISCUSSED IN THE FORWARD-LOOKING STATEMENTS IN THIS REPORT AND IN FORWARD-LOOKING STATEMENTS MADE FROM TIME TO TIME BY THE COMPANY ON THE BASIS OF MANAGEMENT'S THEN-CURRENT EXPECTATIONS. FACTORS THAT MIGHT CAUSE SUCH A DIFFERENCE INCLUDE, BUT ARE NOT LIMITED TO THE FOLLOWING: THE COMPANY'S HISTORY OF OPERATING LOSSES AND NEED FOR CONTINUED WORKING CAPITAL; TECHNOLOGICAL UNCERTAINTY RELATING TO TRANSDERMAL DRUG DELIVERY SYSTEMS AND THE EARLY STAGE OF DEVELOPMENT OF THE COMPANY'S PROPOSED PRODUCTS; THE COMPANY'S NEED FOR SIGNIFICANT ADDITIONAL PRODUCT DEVELOPMENT EFFORTS AND ADDITIONAL FINANCING; UNCERTAINTIES RELATED TO CLINICAL TRIALS OF THE COMPANY'S PROPOSED PRODUCTS; THE COMPANY'S DEPENDENCE ON THIRD PARTIES FOR COMMERCIALIZATION; NO ASSURANCE OF LICENSE ARRANGEMENTS; THE LACK OF SUCCESS OF THE COMPANY'S PRIOR DEVELOPMENT EFFORTS; UNCERTAINTIES RELATING TO GOVERNMENT REGULATION AND REGULATORY APPROVALS; THE COMPANY'S DEPENDENCE ON THIRD PARTIES FOR THE FDA APPLICATION PROCESS; THE COMPANY'S LACK OF EXPERIENCED MARKETING PERSONNEL AND DEPENDENCE ON THIRD PARTIES FOR MARKETING AND DISTRIBUTION; THE COMPANY'S DEPENDENCE ON THIRD PARTIES FOR MANUFACTURING; THE COMPANY'S RELIANCE ON KEY EMPLOYEES, THE LIMITED PERSONNEL OF THE COMPANY AND ITS DEPENDENCE ON ACCESS TO SCIENTIFIC TALENT; UNCERTAINTIES RELATING TO COMPETITION, PATENTS AND PROPRIETARY TECHNOLOGY; UNCERTAINTIES RELATING TO RISKS OF PRODUCT LIABILITY CLAIMS, LACK OF PRODUCT LIABILITY INSURANCE, AND EXPENSE AND DIFFICULTY OF OBTAINING ADEQUATE INSURANCE COVERAGE; UNCERTAINTY OF PHARMACEUTICAL PRICING AND RELATED MATTERS; AND OTHER FACTORS. ADDITIONAL INFORMATION ON THESE AND OTHER FACTORS WHICH COULD AFFECT THE COMPANY'S ACTUAL RESULTS AND EXPERIENCE ARE INCLUDED IN THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2000 AND, IN PARTICULAR, THE SECTION ENTITLED "RISK FACTORS".

PART II - OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company's Annual Meeting of Stockholders was held on June 28, 2001. At the meeting (i) all six director nominees were elected, (ii) the appointment of Deloitte & Touche LLP as the independent auditors was ratified and (iii) the Company's 2001 Incentive Plan was approved.

(i) The following directors were elected for a one-year term by the votes indicated:

      Robert J. Palmisano, 23,971,506 for, 51,850 against or withheld; John L. Zabriskie, 23,971,806 for, 51,550 against or withheld; Peter G. Martin, 23,971,314 for, 52,042 against or withheld; Michael A. Davis, 23,971,314 for, 52,042 against or withheld; Robert J. DeLuccia, 23,971,806 for, 51,550 against or withheld; and Paul S. Echenberg, 23,971,806 for, 51,550 against or withheld.

(ii) The appointment of Deloitte & Touche LLP was ratified by a vote of 23, 944,307 for, 39,075 against and 39,974 abstaining.

(iii) The Company's 2001 Incentive Plan was approved by a vote of 22,967,065 for, 837,455 against and 218,836 abstaining.


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.

              (a)  The following exhibits are filed herewith:

                   10.1 Form of Employment Agreement between the Company and Robert J. Palmisano.

                   10.2 Form of Employment Agreement between The Company and Bernard J. Patriacca.

                   10.3 MacroChem Corporation Option Certificate between the Company and Robert J. Palmisano.

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


                                                  MacroChem Corporation
                                                  ---------------------
                                                  (Registrant)



August 13, 2001                                   /s/ Robert Palmisano
                                                  -----------------------------
                                                  Robert Palmisano
                                                  President and Chief Executive
                                                  Officer
                                                  (Principal Executive Officer)

                                                  /s/ Bernard Patriacca
                                                  -----------------------------
                                                  Bernard Patriacca
                                                  Chief Financial Officer,
                                                  Treasurer, and Secretary
                                                  (Principal Financial Officer)

                                  EXHIBIT INDEX

NUMBER          TITLE OF EXHIBIT                                        PAGE

10.1            Form of Employment Agreement between the Company
                and Robert J. Palmisano                                   16

10.2            Form of Employment Agreement between the Company
                and Bernard R. Patriacca                                  27

10.3            MacroChem Corporation Option Certificate between
                the Company and Robert J. Palmisano                       40