Form 10-Q
period 2001-09-30
MACROCHEM CORP
filed 2001-11-14
CIK 743884

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    Form 10-Q


(Mark One)
[X]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 2001

                                       or

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

Yes    X          No
      ---              ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Class                                 Outstanding at October 31, 2001:
----------------------------                   --------------------------------
Common Stock, $.01 par value                               27,897,941

                              MACROCHEM CORPORATION

                               INDEX TO FORM 10-Q
                               ------------------


                                                                    Page Number
                                                                    -----------
PART I   FINANCIAL INFORMATION

Item 1   Unaudited Financial Statements

            Condensed Balance Sheets
            September 30, 2001 and December 31, 2000                       3

            Condensed Statements of Operations for the
            Three and Nine Months Ended
            September 30, 2001 and 2000                                    4

            Condensed Statements of Cash Flows for the
            Nine Months Ended September 30, 2001 and 2000                  5

            Notes to Unaudited Condensed Financial
            Statements                                                    6-9


Item 2   Management's Discussion and Analysis of
         Financial Condition and Results of Operations                    9-12

Item 3   Quantitative and Qualitative Disclosures About Market Risk      12-13


PART II  OTHER INFORMATION

Item 6   Exhibits and Reports on Form 8-K                                  14

SIGNATURES                                                                 15

ITEM 1.  FINANCIAL STATEMENTS

                              MACROCHEM CORPORATION
                            CONDENSED BALANCE SHEETS
                                   (Unaudited)
                    (Amounts in thousands except share data)

                                                   September 30,    December 31,
                                                       2001             2000
                                                   -------------    ------------

                                     ASSETS
Current assets:
       Cash and cash equivalents                     $    970          $    589
       Short-term investments                          18,775            16,179
       Accounts receivable                                 40                31
       Receivable due from related party                   24                23
       Prepaid expenses and other current assets          243               241
                                                      -------            ------
           Total current assets                        20,052            17,063
                                                      -------            ------


Property and equipment, net                               524               377
                                                      -------            ------

Other assets:
       Patents, net                                       587               513
       Deposits                                            29                29
                                                      -------            ------
           Total other assets                             616               542
                                                      -------            ------

Total assets                                         $ 21,192          $ 17,982
                                                      =======            ======

                                   LIABILITIES
Current liabilities:
       Accounts payable                              $    ---          $    331
       Accrued expenses                                 1,529               763
                                                       ------            ------
           Total current liabilities                    1,529             1,094

Deferred rent                                              47                37
Deferred revenue                                          225               ---
                                                       ------            ------

Total liabilities
       Commitments and contingencies                    1,801             1,131
                                                       ------            ------


                              STOCKHOLDERS' EQUITY
Preferred stock                                           ---               ---
Common stock, $.01 par value, 60,000,000
       shares authorized; 28,158,054 and
       24,730,783 shares issued at September 30,
       2001 and December 31, 2000, respectively           282               247
Additional paid-in capital                             72,881            60,787
Accumulated deficit                                   (52,711)          (43,040)
Unearned compensation                                 (    23)          (    25)
Less treasury stock, at cost, 260,113 and
       276,174 shares at September 30, 2001
       and December 31, 2000, respectively            ( 1,038)          ( 1,118)
                    --- -----                          ------            ------
           Total stockholders' equity                  19,391            16,851
Total liabilities and stockholders' equity           $ 21,192          $ 17,982
                                                       ======            ======

The accompanying notes are an integral part of these unaudited condensed financial statements.

                              MACROCHEM CORPORATION
                       CONDENSED STATEMENTS OF OPERATIONS
         For the three and nine months ended September 30, 2001 and 2000
                                   (Unaudited)
             (Amounts in thousands except share and per share data)

                                           For the three months ended Sept 30,  For the nine months ended Sept 30,
                                           -----------------------------------  ----------------------------------
                                                  2001            2000              2001               2000
                                                  ----            ----              ----               ----


Research contract revenues                  $        189     $         29      $        189       $        601
                                              ----------      -----------        ----------        -----------


Costs and expenses:
    Research and development                       2,456            1,187             7,481              3,316
    Marketing, general and administrative            942              754             2,862              2,183
    Nonrecurring noncash stock compensation
       charge                                        ---              ---               ---              2,810
    Consulting fees with related parties              15               13                46                 37
                                              ----------       ----------        ----------         ----------
       Total costs and expenses                    3,413            1,954            10,389              8,346
                                              ----------       ----------        ----------         ----------

Loss from operations                         (     3,224)     (     1,925)      (    10,200)       (     7,745)
                                              ----------       ----------        ----------         ----------

Other income (expense):
    Interest income                                  185              175               530                553
    Interest expense                                 ---              ---               ---        (         1)
                                              ----------       ----------        ----------         ----------
       Total other income                            185              175               530                552
                                              ----------       ----------        ----------         ----------

Net loss                                    $(     3,039)    $(     1,750)     $(     9,670)      $(     7,193)
                                              ==========       ==========        ==========         ==========

Net loss per common share -
    basic and diluted                       $(      0.11)    $(      0.08)     $(      0.39)      $(      0.32)
                                              ==========       ==========        ==========         ==========

Weighted average common shares                27,177,000       22,593,000        24,574,000         22,494,000
outstanding (basic and diluted)


The accompanying notes are an integral part of these unaudited condensed financial statements.

                              MACROCHEM CORPORATION
                       CONDENSED STATEMENTS OF CASH FLOWS
                For the nine months ended Sept 30, 2001 and 2000
                                   (Unaudited)
                             (Amounts in thousands)

                                              For the nine months ended Sept 30,
                                              ----------------------------------
                                                          2001           2000
                                                          ----           ----

Cash flows from operating activities:
  Net loss                                            $(  9,670)      $( 7,193)
  Adjustments to reconcile net loss to net cash
    used by operating activities:
    Depreciation and amortization                           131            131
    Stock-based compensation                                382          2,757
    401(k) contribution in Company common stock              71             54
    Deferred rent                                            10            ---
    Deferred revenue                                        225        (   500)
  Changes in assets and liabilities:
    Accounts receivable                                (     10)            35
    Prepaid expenses and other current assets          (      2)       (    90)
    Accounts payable and accrued expenses                   435            105
                                                         ------         ------


Net cash used by operating activities                  (  8,428)       ( 4,701)
                                                         ------         ------

Cash flows from investing activities:
  Sales of short-term investments                      (  2,596)       (10,192)
  Expenditures for property and equipment              (    257)       (   135)
  Additions to patents                                 (     95)       (    53)
                                                         ------         ------
Net cash provided (used) by investing activities       (  2,948)       (10,380)
                                                         ------         ------
Cash flows from financing activities:
  Purchases of treasury stock                               ---        (    21)
  Proceeds from exercise of warrants                        371            ---
  Proceeds from issuance of common stock                  9,406            ---
  Proceeds from exercise of common stock options          1,980             81
                                                         ------         ------
Net cash provided by financing activities                11,757             60
                                                         ------         ------

Net change in cash and cash equivalents                     381        (15,021)
Cash and cash equivalents at beginning of period            589         15,183
                                                         ------         ------
Cash and cash equivalents at end of period             $    970       $    162
                                                        =======        =======


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

     The results disclosed in the Statement of Operations for the nine months ended September 30, 2001 are not necessarily indicative of the results to be expected for the full year.

     MacroChem is a biopharmaceutical company engaged in the development and commercialization of a portfolio of products through the application of SEPA(R) (Soft Enhancer of Percutaneous Absorption), its patented topical drug delivery technology.

(2)  REVENUE RECOGNITION

     Research contract revenues consist of non-refundable research and development funding under collaborative agreements with various corporate or government organizations. Research and development funding is generally recognized as revenue at the time the research and development activities are performed under the terms of the related agreements, when the corporate partner is obligated to pay and when no future performance obligations exist. Payments received in advance of services provided result in the deferral of revenue recognition to future periods.

(3)  BASIC AND DILUTED LOSS PER SHARE

     The following table sets forth the computation of basic and diluted loss per share:

                                              Three Months Ended Sept 30,         Nine Months Ended Sept 30,
                                              ---------------------------         --------------------------
                                                2001              2000              2001               2000
                                                ----              ----              ----               ----

     Numerator for basic and diluted
     loss per share:
         Net loss                          $  3,039,000      $  1,750,000      $  9,670,000      $  7,193,000
                                            ===========       ===========       ===========       ===========

     Denominator for basic
     and diluted loss per share:
         Weighted average shares
         outstanding                         27,177,000        22,593,000        24,574,000       22,494,000
                                             ==========        ==========        ==========       ==========

     Net loss per share - basic
     and diluted                           $       0.11      $       0.08      $       0.39      $      0.32
                                            ===========       ===========       ===========       ==========

     Potential common shares are not included in the per share calculations for diluted EPS, because the effect of their inclusion would be anti-dilutive. Anti-dilutive potential shares not included in per share calculations for the nine months ended Sept 30, 2001 and 2000 were 4,685,175 and 4,304,625 respectively.

(4)  STOCKHOLDERS' EQUITY

     During the three months ended September 30, 2001, no options were granted under the 2001 Incentive Plan (the "Plan"). No options were exercised during the same period. Outright grants of 1,000 shares were issued under the Plan to each non-employee member of the Board of Directors for services rendered from January through June 2001. Also during the same period, 6,600 options were canceled under the Plan.

     Under the 1994 Equity Incentive Plan (the "1994 Plan"), 21,400 shares were exercised during the three month period ended September 30, 2001. No options were canceled under the 1994 Plan during the same period.

     During the three months ended September 30, 2001, no options were exercised under the 1984 Non Qualified Plan (the "1984 Plan"). In June 2000, the Company extended the exercise period for 620,000 options that were previously issued to two former officers under the 1984 Plan, resulting in a noncash stock compensation charge to operations of approximately $2.8 million.

     Warrants to purchase common stock were issued in connection with an October 2000 private placement to two institutional investors. The warrants issued consist of warrants to purchase an aggregate of 363,322 shares of common stock at a purchase price of $5.90 per share for five years. Through September 30, 2001, none of the $5.90 warrants had been exercised. Additionally, each investor received a warrant to purchase additional shares of common stock at a purchase price of $.01 per share exercisable only upon certain conditions relating to the trading price of common stock during the period following the effectiveness of the related registration statement. The warrants may be exercised on a "cashless" basis. Through September 30, 2001, 880,314 of the $.01 warrants had been exercised. There are no further exercises available under these $.01 warrants. The placement agent received a warrant to purchase 108,999 shares of common stock at a purchase price of $7.43 for five years. Through September 30, 2001, 50,000 of the $7.43 warrants had been exercised.

     In July 2001, the Company sold 1,566,047 shares of its common stock for approximately $10,148,000 in gross proceeds ($9,406,000 net of issuance costs) in a private placement to institutional investors.

     The investors in the July 2001 transaction also received warrants to purchase an aggregate of 313,209 shares of common stock at a purchase price of $8.995 per share. These warrants expire five years from the closing date and are callable by the Company if the closing price of the stock is higher than $17.99 for 15 consecutive trading days at any time before expiration. As of September 30, 2001, none of the $8.995 warrants had been exercised.

(5)  COMPREHENSIVE INCOME

     The Company reports comprehensive income in accordance with Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income", which requires businesses to disclose comprehensive income and its components in their general-purpose financial statements. Comprehensive income (loss) is equal to the Company's net loss for the three and nine months ended September 30, 2001 and 2000.

(6)  RECENT ACCOUNTING PRONOUNCEMENTS

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

     In June 2001, the FASB issued two new pronouncements: SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS 141 is effective as follows: a) use of the pooling-of-interest method is prohibited for business combinations initiated after June 30, 2001; and b) the provisions of SFAS 141 also apply to all business combinations accounted for by the purchase method that are completed after June 30, 2001 (that is, the date of acquisition is July 2001 or later). There are also transition provisions that apply to business combinations completed before July 1, 2001, that were accounted for by the purchase method. SFAS 142 is effective for fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized in an entity's statement of financial position at that date, regardless of when those assets were initially recognized. The Company is currently evaluating the provisions of SFAS 141 and SFAS 142 and has not adopted such provisions in its September 30, 2001 condensed consolidated financial statements.

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement supercedes SFAS 121, and the accounting and reporting provisions of APB 30, for the disposal of a segment of a business. The provisions of SFAS 144 are required to be adopted by the Company effective January 1, 2002. The Company has not yet determined the effect that the adoption of SFAS 144 will have on the business, results of operations, and the financial condition of the Company.

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

RESULTS OF OPERATIONS

Revenues, consisting of research contract revenues, increased $160,000, or 552%, to $189,000 in the three month period ended September 30, 2001 from $29,000 in the three month period ended September 30, 2000 and decreased $412,000, or 69% in the nine month period ended September 30, 2001 from $601,000 in the nine month period ended September 30, 2000. The increase in revenues during the three month period ended September 30, 2001 is the result of the Company entering into a contract to conduct a preliminary feasibility study. Also during that period the Company obtained a small business grant funded by the Department of Health and Human Services. The decrease in revenues during the nine months ended September 30, 2001 primarily reflects the Company's recognition of $500,000 in deferred revenue upon termination of the American Home Products agreement in 2000 compared to the above mentioned revenue in 2001.

Research and development expenses increased $1,269,000, or 107%, to $2,456,000 in the three month period ended September 30, 2001 from $1,187,000 in the three month period September 30, 2000 and increased 126%, or $4,165,000, to $7,481,000 in the nine month period ended September 30, 2001 from $3,316,000 in the nine month period ended September 30, 2000. This increase in the three and nine month periods is primarily attributable to Topiglan Phase III clinical trial studies being performed throughout 2001 and an increase in R&D salaries.

Marketing, general and administrative expenses increased $188,000, or 25%, to $942,000 in the three months ended September 30, 2001 from $754,000 in the three month period ended September 30, 2000 and increased $679,000, or 31%, to $2,862,000 in the nine month period ended September 30, 2001 from $2,183,000 in the nine month period ended September 30, 2000. The increase in the three month period is primarily attributable to an increase in salaries, public relations and directors fees, offset by a decrease in fees paid for financial advisory services. The increase in the nine month period is attributable to an increase in salaries, public relations, legal fees, directors fees and printing expense.

The nonrecurring noncash stock compensation charge in the nine month period ended September 30, 2000 is related to the one time charge associated with the extension of the terms of certain stock options in June 2000 to two former officers of the Company.

Other income increased $10,000, or 6%, to $185,000 in the three month period ended September 30, 2001 from $175,000 in the three month period ended September 30, 2000 and decreased $23,000, or 4% to $530,000 in the nine month period ended September 30, 2001 from $553,000 in the nine months ended September 30, 2000. The increase in the three month period is due to additional cash invested earning interest resulting from the receipt of financing proceeds in July. The decrease in the nine month period is due to an average lower invested balance of cash and cash equivalents resulting from funds used in Company operations.

For the reasons described above, net loss increased $1,289,000, or 74%, to $3,039,000 in the three month period ended September 30, 2001 from $1,750,000 in the three month period ended September 30, 2000 and increased $2,477,000, or 34% to $9,670,000 in the nine month period ended September 30, 2001 from $7,193,000 in the nine months ended September 30, 2000.

LIQUIDITY AND CAPITAL RESOURCES

Since inception, the primary source of funding for the Company's operations has been the private and public sale of its securities, and to a lesser extent, the licensing of its proprietary technology and products, government grants and the limited sales of products and test materials. During the first nine months of 2001, the Company received aggregate net proceeds of approximately $2,352,000 from the exercise of stock options and warrants compared to approximately $81,000 from the exercise of stock options for the nine months ended September 30, 2000. In July 2001, the Company sold 1,566,047 shares of its common stock for approximately $10,148,000 in gross proceeds ($9,406,000 net of issuance costs) in a private placement to institutional investors. The investors also received warrants to purchase an aggregate of 313,209 shares of common stock at a purchase price of $8.995 per share. These warrants expire five years from the closing date and are callable by the Company if the closing price of the stock is greater than $17.99 for 15 consecutive trading days at any time before expiration.

At September 30, 2001 working capital was approximately $18,523,000, compared to $15,969,000 at December 31, 2000. The increase in the Company's working capital was due primarily to the cash received from financing proceeds in July 2001. Until such time as the Company obtains agreements with third-party licensees or partners to provide funding for the Company's anticipated business activities or the Company is able to obtain additional funds through the private or public sale of its securities, the Company's working capital will be utilized primarily to fund its operating activities.

Pursuant to a plan approved by the Company's Board of Directors, the Company is authorized to repurchase 1,000,000 shares of its Common Stock to be held as treasury shares for future use. During the nine month period ended September 30, 2001, the Company did not repurchase any shares of Common Stock. At September 30, 2001, 260,113 repurchased shares remain available for future use and 679,587 shares remain available for repurchase under the plan.

Capital expenditures and additional patent development costs for the nine months ended September 30, 2001 were approximately $352,000. The Company anticipates additional capital expenditures of approximately $117,000 for the remainder of the current year.

The Company's long term capital requirements will depend upon numerous factors, including the progress of the Company's research and development programs; the resources that the Company devotes to self-funded clinical testing of SEPA-enhanced compounds, proprietary manufacturing methods and advanced technologies; the ability of the Company to enter into additional licensing arrangements or other strategic alliances; the ability of the Company to manufacture products under those arrangements and the demand for its products or the products of its licensees or strategic partners if and when approved for sale by regulatory authorities. In any event, substantial additional funds may be required before the Company is able to generate revenues sufficient to support its operations. There is no assurance that the Company will be able to obtain such additional funds on favorable terms, if at all. The Company's inability to raise sufficient funds could require it to delay, scale back or eliminate certain research and development programs. The Company believes that its existing cash, cash equivalents and short term investments will be sufficient to meet its operating expenses and capital expenditure requirements for at least the next twelve months. The Company's cash requirements may vary materially from those now planned because of changes in focus and direction of the Company's research and development programs, competitive and technical advances, patent developments or other developments. It is not believed that inflation will have any significant effect on the results of the Company's operations.

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

In June 2001, the FASB issued two new pronouncements: SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS 141 is effective as follows: a) use of the pooling-of-interest method is prohibited for business combinations initiated after June 30, 2001; and b) the provisions of SFAS 141 also apply to all business combinations accounted for by the purchase method that are completed after June 30, 2001 (that is, the date of acquisition is July 2001 or later). There are also transition provisions that apply to business combinations completed before July 1, 2001, that were accounted for by the purchase method. SFAS 142 is effective for fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized in an entity's statement of financial position at that date, regardless of when those assets were initially recognized. The Company is currently evaluating the provisions of SFAS 141 and SFAS 142 and has not adopted such provisions in its September 30, 2001 condensed consolidated financial statements.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement supercedes SFAS 121, and the accounting and reporting provisions of APB 30, for the disposal of a segment of a business. The provisions of SFAS 144 are required to be adopted by the Company effective January 1, 2002. The Company has not yet determined the effect that the adoption of SFAS 144 will have on the business, results of operations, and the financial condition of the Company.

Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

As of September 30, 2001, the Company is exposed to market risks which relate primarily to changes in U.S. interest rates. The Company's cash equivalents and short term investments are subject to interest rate risk and will decline in value if interest rates increase. Due to the short duration of these financial instruments, generally three months or less, changes to interest rates would not have a material effect upon the Company's financial position. A hypothetical 10% change in interest rates would not have a material effect on our Statement of Operations or Cash Flows for the three and nine months September 30, 2001.

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

PART II - OTHER INFORMATION


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.

           (a)    The following exhibits are filed herewith:

                  10.1 Form of Employment Agreement between the Company and Thomas C.K. Chan.

           (b) A report on Form 8-K was filed on July 24, 2001 disclosing the Company's financing obtained on July 12. Also a report on Form 8-K was filed on September 6, 2001 disclosing a press release discussing preliminary results from a Phase III study of patients treated with Topiglan(R).

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


                                                   MacroChem Corporation
                                                   ---------------------
                                                   (Registrant)



November 14, 2001                                  /s/ Robert Palmisano
                                                   ----------------------------
                                                   Robert Palmisano
                                                   President and Chief Executive
                                                   Officer
                                                   (Principal Executive Officer)

                                                   /s/ Bernard Patriacca
                                                   ----------------------------
                                                   Bernard Patriacca
                                                   Chief Financial Officer
                                                   (Principal Financial Officer)