Form 10-K
period 2001-12-31
MACROCHEM CORP
filed 2002-03-29
CIK 743884

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)
[X]        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                   For the Fiscal Year Ended December 31, 2001

[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE  SECURITIES
                              EXCHANGE ACT OF 1934
                   For the Transition Period from ____ to ____

                         Commission file number 0-13634

                              MACROCHEM CORPORATION
             (Exact name of registrant as specified in its charter)

           DELAWARE                                          04-2744744
 ------------------------------                          -------------------
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


     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No____

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

     THE AGGREGATE MARKET VALUE OF THE SHARES OF COMMON STOCK HELD BY NON-AFFILIATES, BASED UPON THE CLOSING PRICE FOR SUCH STOCK ON MARCH 8, 2002 WAS APPROXIMATELY $86,000,000. AS OF MARCH 8, 2002, 28,163,054 SHARES OF COMMON STOCK, $.01 PAR VALUE, WERE OUTSTANDING.

PART I

ITEM 1.  BUSINESS.

     THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. MACROCHEM'S ACTUAL RESULTS MAY DIFFER SIGNIFICANTLY FROM THE RESULTS DISCUSSED IN THE FORWARD-LOOKING STATEMENTS. FACTORS THAT MIGHT CAUSE SUCH A DIFFERENCE INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED OR REFERRED TO IN "RISK FACTORS". READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS, WHICH SPEAK ONLY AS OF THE DATE HEREOF. WE UNDERTAKE NO OBLIGATION TO UPDATE PUBLICLY ANY FORWARD-LOOKING STATEMENTS, WHETHER AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE. ALL SUBSEQUENT WRITTEN AND ORAL FORWARD-LOOKING STATEMENTS ATTRIBUTABLE TO THE COMPANY OR PERSONS ACTING ON ITS BEHALF ARE EXPRESSLY QUALIFIED IN THEIR ENTIRETY BY THESE CAUTIONARY STATEMENTS. READERS ARE ALSO URGED TO CAREFULLY REVIEW AND CONSIDER THE VARIOUS DISCLOSURES MADE BY THE COMPANY, IN THIS DOCUMENT, AS WELL AS THE COMPANY'S PERIODIC REPORTS ON FORMS 10-K, 10-Q AND 8-K FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ("SEC").

     MacroChem develops pharmaceutical products for commercialization by employing SEPA(R) (Soft Enhancer of Percutaneous Absorption), our patented topical drug delivery technology. SEPA compounds, when properly combined with drugs, provide pharmaceutical formulations, such as creams, gels, lacquers and solutions, etc., that enhance the transdermal delivery of drugs into the skin or into the bloodstream. We believe that SEPA compounds enhance the diffusion of drugs into and through the skin by making the outer layer of the skin more permeable to the drug molecule. Transdermal delivery provides an alternative to other methods of drug administration, such as injection, oral dosage forms and inhalation, and may allow selected drugs to be administered more effectively, at lower doses, with fewer adverse events and with improved patient compliance for both human and veterinary use.

     We are developing specific SEPA formulations for use with non-proprietary and proprietary drugs manufactured by pharmaceutical companies, and we plan to commercialize these products through the formation of partnerships, strategic alliances and licensing arrangements with those companies. In order to attract strategic partners, we are conducting clinical testing of SEPA-enhanced pharmaceuticals. Because of the substantial costs involved in bringing a new pharmaceutical product, or a new formulation of an old drug, to market, we may be required to rely on pharmaceutical companies to conduct all or part of the clinical trials necessary to gain regulatory approval to manufacture and to market any resulting product.

     We have also developed a series of new low molecular weight polymers, termed MacroDerm(TM), for cosmetic use and the topical delivery of pharmaceuticals. We have developed, tested and evaluated MacroDerm prototypes and are seeking strategic partners to manufacture and market products based upon this technology.

     We do not maintain general product liability insurance, since we do not market drug products. We have ongoing clinical studies and have obtained specific liability insurance relating to our studies. As of December 31, 2001, no liability claims had been asserted against us. However, in the future, incidents could give rise to claims which could exceed our insurance coverage and resources.

RESEARCH AND DEVELOPMENT

     We conduct our research and development activities through our own staff and facilities, and also through collaborative arrangements with universities, contract research organizations and independent consultants. As of March 1, 2002, the Company had 32 full-time employees, 21 of whom are devoted to research and development and regulatory affairs. Research and developmental expenditures were $9,791,400, $5,280,600 and $5,423,100 during the years ended December 31, 2001, 2000 and 1999, respectively. We also rely upon third parties to conduct clinical studies, obtain U.S. Food and Drug Administration ("FDA") and other regulatory approvals and manufacture and market a finished product.

     We conduct stability studies, test our unique formulations and design manufacturing processes for our SEPA compounds and polymer technologies at our facility and other facilities. We have cGMP (current Good Manufacturing Practices) facilities for the manufacture of dosage forms for clinical evaluations.

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

TOPICAL DRUG DELIVERY

     Topical drug delivery is the process of delivering drugs into the skin (dermal delivery) so that they can be effective in the treatment of dermatological or localized conditions and diseases, or through the skin (transdermal delivery) and into the bloodstream for the treatment of systemic diseases.

     The skin is made up of three layers: the outer layer or stratum corneum; the middle layer or viable epidermis; and the inner layer or dermis. The stratum corneum, which serves as the skin's primary barrier to the external environment, consists of closely packed dead cells and fatty (lipid) material. The epidermis is composed of several layers of active cells and the dermis consists, in part, of tissue containing hair follicles, nerve endings and blood capillaries. Within the stratum corneum, lipid layers bind the dead cells together to form a protective barrier. Research conducted by MacroChem shows that SEPA compounds affect drug delivery by acting, in part, upon the stratum corneum to disrupt the alignment of the lipid molecules within the lipid layers. This disruption increases the porosity of the lipid-cell layers, allowing drugs to diffuse through the stratum corneum through the more porous epidermis to the dermis, where they enter the blood stream through the capillaries. The rate and amount of drug absorbed can be controlled by varying the formulation used.

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

     We have designed and sponsored clinical trials of Topiglan(R), our topical formulation of alprostadil and SEPA for use in the treatment of erectile dysfunction. A Phase III trial of Topiglan demonstrated improvement in total erectile function score and improvement of the International Index of Erectile Function domain score among protocol-conforming patients treated with Topiglan versus a control vehicle. The Company has designed and sponsored in vitro and clinical studies of its topical formulation of SEPA and testosterone for use in treating male hypogonadism. These studies demonstrated that SEPA enhanced penetration of testosterone through the skin.

     The Company has also conducted pre-clinical laboratory studies with SEPA formulations of nonsteroidal anti-inflammatory drugs for topical application in pain management.

     In addition to the ongoing clinical development programs cited above, MacroChem has conducted a pre-clinical study of EcoNail (TM), its formulation of SEPA in combination with active antifungal agents to treat fungal infections of the nail. The study demonstrated substantially increased nail penetration by an antifungal drug when combined with SEPA.

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

COMPETITION

     We compete with numerous firms, many of which are large, multi-national organizations with worldwide distribution. We believe that our major competitors in the drug delivery sector of the health care industry include NexMed, Inc., Bentley Pharmaceuticals, Inc., ALZA Corporation, Cygnus Therapeutic Systems, Elan Corporation, plc., Novartis and Pfizer. Compared with MacroChem, most of these firms have substantially greater capital resources, research and development and technical staffs, facilities and experience in obtaining regulatory approvals, as well as in manufacturing, marketing and distribution of products. Recent trends in this area are toward further market consolidation of large drug companies into a smaller number of very large entities, further concentrating financial, technical and market strength and increasing competitive pressure in the industry. Academic institutions, hospitals, governmental agencies and other public and private research organizations are also conducting research and seeking patent protection and may develop competing products or technologies of their own through joint ventures or other arrangements. In addition, recently developed technologies or technologies that may be developed in the future may or could be the basis for competitive products. We cannot guarantee that our competitors will not succeed in developing technologies and products that are more effective or less costly to use than any that we are currently developing.

     Alprostadil, a synthetic prostaglandin E1 (PGE1), and Viagra(R) are the only drugs approved for marketing in the United States for erectile dysfunction. PGE1 is available in two dosage forms. Caverject(R), marketed by Pharmacia & Upjohn, is administered by needle injection directly into the penis. The second product, developed by Vivus, is a pellet form of the drug administered through a tube inserted into the urethra. In contrast to the invasive forms now available, MacroChem believes that a topical gel formulation applied to the penis will be the preferred dosage form for treatment of this disorder. Viagra(R), an oral product of Pfizer, was approved by the FDA in 1998. Many large drug companies have announced internal programs to develop orally administered alternatives to Pfizer's Viagra for treating male erectile dysfunction. In addition, NexMed, Inc. has announced commencement of U.S. Phase III clinical trials of its topical cream formulation of alprostadil for treating the disease.

     With respect to EcoNail, Johnson & Johnson and Novartis each offer an orally administered anti-fungal therapy and Dermik Laboratories offers a topical nail lacquer therapy for treating fungal infections of the nail. A number of smaller firms are also developing topical and oral therapies for these infections.

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

EMPLOYEES

     As of March 1, 2002, the Company had 32 full time employees, 21 of whom are devoted to research and development and regulatory affairs. None of our employees are covered by a collective bargaining agreement, and we consider relations with our employees to be good.

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

     The FDA approval procedure involves completion of certain pre-clinical and manufacturing/stability studies and the submission of the results of these studies to the FDA in an Investigational New Drug (IND) application in support of performing clinical trials. IND allowance is then followed by performance of human clinical trials, and additional pre-clinical and manufacturing quality control studies, supporting safety, efficacy and manufacturing quality control. The safety, chemistry, manufacturing and stability and clinical studies developed under the IND are compiled into an NDA or Abbreviated New Drug Application (ANDA) and submitted to the FDA for approval to market.

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

     The results of the preclinical and clinical studies on new drugs are submitted to the FDA in the form of NDAs for approval to commence commercial sales. Following extensive review, the FDA may grant marketing approval, require additional testing or information, or deny the application. All products must continue to comply with all FDA requirements and the conditions in an approved application, including product specifications, manufacturing process and labeling requirements. Failure to comply, or the occurrence of unanticipated adverse events during commercial marketing, could lead to the need for labeling changes, product recall, seizure, injunctions against distribution or other FDA-initiated action, which could delay further marketing until the products are brought into compliance.

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

PATENTS, TRADEMARKS AND LICENSE RIGHTS

     During 2001, one new U.S patent was issued to the Company (No. 6,224,887), directed to EcoNail(TM), the Company's antifungal nail lacquer. A foreign patent was granted in Europe for the composition and method for treating penile erectile dysfunction (Topiglan(R) product). In addition, a European application was allowed for a once per day Minoxidil composition - a method for treating hair loss.

     During the year we filed two new U.S. patent applications. One application is for the composition and method for topical administration of methimazole in the treatment of hyperthyroidism in cats and the other is directed to ibuprofen salt emulsifiers and cream formulations containing the same.

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

WE HAVE A HISTORY OF OPERATING LOSSES AND WILL CONTINUE TO NEED WORKING CAPITAL.

     Since 1981, we have been engaged primarily in research and development and have derived limited revenues from feasibility studies, the commercial sale of our products and the licensing of certain technology. We have not generated any revenues from the sale of any products currently under development. We have incurred net losses every year since we began doing business and we anticipate that losses will continue for the foreseeable future. As of December 31, 2001, we had an accumulated deficit of $55,374,000. Our ability to continue operations after our current capital resources are exhausted depends on our ability to secure additional financing and to become profitable, which we cannot guarantee.

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

WE WILL NEED TO MAKE SIGNIFICANT PRODUCT DEVELOPMENT EFFORTS AND RECEIVE ADDITIONAL FINANCING TO MARKET OR LICENSE ANY PRODUCTS.

     Before we or any of our potential licensees may market any products based upon our technology, significant additional development efforts and substantial testing will be necessary. In most cases, we will require substantial additional financing to fund clinical studies on our proposed products. We cannot guarantee that we will be able to secure such financing on favorable terms, if at all.

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

OUR INDUSTRY IS HIGHLY COMPETITIVE AND MANY OF OUR COMPETITORS HAVE SIGNIFICANTLY MORE RESOURCES THAN WE HAVE.

     We compete with numerous firms, many of which are large, multi-national organizations with worldwide distribution. We believe that our major competitors in the drug delivery sector of the health care industry include NexMed, Inc., Bentley Pharmaceuticals, Inc., ALZA Corporation, Cygnus Therapeutic Systems, Elan Corporation, plc., Novartis and Pfizer. Compared with MacroChem, most of these firms have substantially greater capital resources, research and development and technical staffs, facilities and experience in obtaining regulatory approvals, as well as in manufacturing, marketing and distribution of products. Recent trends in this area are toward further market consolidation of large drug companies into a smaller number of very large entities, further concentrating financial, technical and market strength and increasing competitive pressure in the industry. Academic institutions, hospitals, governmental agencies and other public and private research organizations are also conducting research and seeking patent protection and may develop competing products or technologies of their own through joint ventures or other arrangements. In addition, recently developed technologies or technologies that may be developed in the future may or could be the basis for competitive products. We cannot guarantee that our competitors will not succeed in developing technologies and products that are more effective or less costly to use than any that we are currently developing.

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

     The design, development, manufacture and sale of our products involve risk of liability claims and associated adverse publicity. We currently have liability insurance to cover claims related to our products that may arise from clinical trials, but we do not maintain product liability insurance and we may need to acquire such insurance coverage prior to the commercial introduction of our products. Such insurance is expensive, may be difficult to obtain and may not be available on acceptable terms, if at all. If we obtain such coverage, we have no guarantee that the coverage limits of such insurance policies will be adequate. A successful claim against us if we are uninsured, or which is in excess of our insurance coverage, if any, could have a material adverse effect upon us and our financial condition.

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

ITEM 3.  LEGAL PROCEEDINGS.

     None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     There were no matters submitted to a vote of stockholders during the three months ended December 31, 2001, through the solicitation of proxies or otherwise.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

MARKET PRICE OF SECURITIES AND RELATED MATTERS

     Our Common Stock is traded on the NASDAQ National Market under the symbol "MCHM." The following chart shows the high and low closing prices for the Common Stock for the periods indicated as obtained from NASDAQ:

                                                 Common Stock
                                                     MCHM
         Year Ended                           High           Low
         December 31, 2001
         First Quarter                      4    1/4        2  11/32
         Second Quarter                    10   17/32       4  1/50
         Third Quarter                      7   5/16        2  1/50
         Fourth Quarter                     3    7/8        2   1/8


         December 31, 2000
         First Quarter                      8    7/8        4
         Second Quarter                     7   15/16       4   1/4
         Third Quarter                      6   11/16       3  17/32
         Fourth Quarter                     5   31/32       2   1/4

     These prices are between dealers and do not reflect retail markups, markdowns or commissions and may not necessarily represent actual transactions. As of March 18, 2002, there were 12,174 holders of record of our Common Stock.

     We have never paid dividends on our Common Stock and our Board of Directors does not contemplate declaring any dividends in the foreseeable future. We intend to retain any earnings to finance research, development, and expansion of our business.

RECENT SALES OF UNREGISTERED SECURITIES

     During 2001, we issued the following securities that were not registered under the Securities Act of 1933 at the time they were issued:

o In July 2001, we issued 1,566,047 shares of our Common Stock for $10,148,000 in gross proceeds ($9,406,000 net of issuance costs) to institutional investors. The investors also received warrants to purchase an aggregate of 313,209 shares of Common Stock at a purchase price of $8.995 per share expiring five years from the closing date. The warrants are callable by the Company if the closing price of the stock is higher than $17.99 for 15 consecutive trading days at any time before expiration. As of December 31, 2001, none of these warrants had been exercised.

     The transactions described above were effected in reliance upon the exemption from the registration requirements of the Securities Act of 1933 provided by Section 4(2) on the basis that such transactions did not involve any public offering.

ITEM 6.  SELECTED FINANCIAL DATA.

                                                            Years Ended December 31,
                            -----------------------------------------------------------------------------------

                                 1997              1998               1999             2000             2001
                                 ----              ----               ----             ----             ----

STATEMENTS OF
OPERATIONS DATA:

Revenues                    $    120,350      $    274,749     $    464,332      $    629,647     $    829,385
Research and development
   expenses                    2,084,826         4,318,758        5,423,138         5,280,641        9,791,438
Net loss                     ( 3,569,113)      ( 4,842,871)     ( 6,787,069)      ( 9,745,357)     (12,333,243)
Basic and diluted net
   loss per share           $(       .21)     $(       .22)    $(       .30)     $(       .43)    $(       .46)
Shares used to compute
   basic and diluted net
   loss per share             16,638,401        22,204,105       22,311,890        22,854,646       26,607,363

Balance Sheet Data:

Working capital             $ 24,756,904      $ 19,891,936     $ 14,776,372      $ 15,969,137     $ 15,739,712
Current assets                25,069,804        20,756,671       15,437,685        17,063,070       17,099,675
Total assets                  25,623,836        21,509,724       16,313,732        17,981,957       18,257,543
Current liabilities              312,900           864,735          661,313         1,093,933        1,359,963
Capitalized lease obligations     18,408               ---              ---               ---              ---
Total liabilities                312,900         1,364,735        1,161,313         1,131,197        1,408,838
Stockholders' equity        $ 25,310,936      $ 20,144,989     $ 15,152,419      $ 16,850,760     $ 16,848,705

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following discussion of the financial condition and results of operations for the Company should be read in conjunction with the accompanying financial statements and related footnotes.

GENERAL

     MacroChem's primary business is the development of pharmaceutical products for commercialization by employing SEPA(R) (Soft Enhancer of Percutaneous Absorption), its patented drug delivery technology. SEPA compounds, when properly combined with drugs, provide pharmaceutical formulations (creams, gels, lacquers, solutions, etc.) that enhance the transdermal delivery of drugs into the skin or into the bloodstream. The Company currently derives no significant revenue from product sales, royalties or license fees. The Company plans to develop specific SEPA formulations for use with proprietary and non-proprietary drugs manufactured by pharmaceutical companies, and to commercialize these products through the formation of partnerships, strategic alliances and licensing arrangements with those companies. In order to attract strategic partners the Company is conducting clinical testing of certain SEPA-enhanced drugs.

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

CRITICAL ACCOUNTING POLICIES

     Note 1 of the consolidated financial statements, included elsewhere in this Form 10-K, includes a summary of the significant accounting policies and methods used in the preparation of our consolidated financial statements. The following is a brief discussion of the more significant accounting policies and methods used by us.

     The Company's discussion and analysis of its financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses.

     The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its financial statements. As more fully described in the notes to the financial statements, we derive revenue from research and co-development programs. Research and co-development revenue is billed on a cost reimbursement basis, which includes direct costs incurred in connection with research activities and an allocation of certain other costs incurred by the Company. Research and development costs are charged to operations as incurred. Costs and expenses incurred in connection with pending patent applications are deferred. Costs related to successful patent applications are amortized over the estimated useful lives of the patents using the straight-line method. Accumulated costs related to patents or deferred patent application costs that are considered to have limited future value are charged to operations.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2001 COMPARED TO THE YEAR ENDED DECEMBER 31, 2000

     For 2001 and 2000, the Company recognized revenues of approximately $829,400 and $629,600, respectively. Also during 2001, we obtained a small business grant of $158,500 funded by the Department of Health and Human Services. The year 2000 revenue includes $500,000 in deferred revenue which was recognized from the termination of a collaboration agreement.

     Research and development costs increased by approximately $4,510,000 from approximately $5,281,000 in 2000 to approximately $9,791,000 in 2001, an 85% increase. This change for the period is primarily attributable to an increase in clinical trial expenses due to a Topiglan Phase III study and an increase in R&D salaries. Of total R&D expenses, approximately $363,500 in 2001 and $253,600 in 2000 were paid to independent third party contractors. The Company expects that research and development expenses will increase by approximately 20% for 2002 as compared to 2001.

     Marketing, general and administrative expenses for 2001 aggregated approximately $4,000,000, a decrease of approximately $1,794,000 or 31%, from 2000's total of approximately $5,794,000. This decrease is primarily the result of a $2,809,000 stock-based compensation charge related to the extension of certain stock options to key employees in the second quarter of 2000, offset by an increase in general and administrative salaries, travel and other related expenses in 2001. The Company expects that marketing, general and administrative expenses will remain essentially the same as 2001 for 2002 with the exception of routine salary increases and any stock-based compensation charges.

     Total other income decreased by approximately $61,000 or 8%, from $752,000 in 2000 to $691,000 in 2001. The decrease is attributable primarily to lower interest income as a result of lower interest rates.

     For the year ended December 31, 2001, our net loss was approximately $12,333,000 as compared to a loss of approximately $9,745,000 for the previous year, a 27% increase.

YEAR ENDED DECEMBER 31, 2000 COMPARED TO THE YEAR ENDED DECEMBER 31, 1999

     For 2000 and 1999, the Company recognized revenues of approximately $629,600 and $464,300, respectively. Although there was a drop in feasibility studies in 2000, $500,000 in deferred revenue was recognized in 2000 from the termination of a collaboration agreement.

     Research and development costs decreased by approximately $142,000 from approximately $5,423,000 in 1999 to approximately $5,281,000 in 2000, a 3% decrease. This decrease was primarily attributable to a $255,000 stock compensation adjustment, which was partially offset by a slight increase in clinical trial expenses from Phase II to Phase III for Topiglan.

     Marketing, general and administrative expenses for 2000 aggregated approximately $5,794,000, an increase of approximately $3,183,000, or 122%, from 1999's total of approximately $2,611,000. This increase was primarily the result of $2,809,000 in stock-based compensation related to the extension of certain stock options to key employees in the second quarter of 2000.

     Other income decreased by approximately $79,000, or 10%, from $831,000 in 1999 to $752,000 in 2000. The decrease was attributable primarily to assets being held as short-term marketable securities and a softening of the interest rates.

     For the year ended December 31, 2000, our net loss was approximately $9,745,000 as compared to a loss of approximately $6,787,000 for the previous year, a 44% increase.

LIQUIDITY AND CAPITAL RESOURCES

     Since inception, the primary source of funding for the Company's operations has been the private and public sale of its securities, and to a lesser extent, the licensing of its proprietary technology and products, research collaborations, feasibility studies, government grants and the limited sales of products and test materials. During 2001, the Company received aggregate net proceeds of approximately $11,785,000 from the exercise of stock options and warrants and sale of common stock, compared to approximately $8,886,000 in 2000. At December 31, 2001, working capital was approximately $15.7 million, compared to $16.0 million at December 31, 2000. The decrease in the Company's working capital was due principally to the increase in accrued research expenses and employment contracts and other miscellaneous accounts payable accrued at December 31, 2001. Until such time as the Company obtains agreements with third-party licensees or partners to provide funding for the Company's anticipated business activities, the Company's working capital will be utilized to fund its operating activities.

     Pursuant to a plan approved by the Company's Board of Directors, the Company is authorized to repurchase 1,000,000 shares of its common stock to be held as treasury shares for future use. During 2001, the Company did not repurchase any shares of Common Stock. At December 31, 2001, 253,346 repurchased shares remain available for future use and 679,587 shares remain available for repurchase under the plan.

     Capital expenditures and additional patent development costs for the year ended December 31, 2001 were approximately $420,700. The Company anticipates capital expenditures of approximately $370,000 during the fiscal year ending December 31, 2002.

     In July 2001, the Company sold 1,566,047 shares of its common stock for $10,148,000 in gross proceeds ($9,406,000 net of issuance costs) in a private placement to institutional investors.

     The investors also received warrants to purchase an aggregate of 313,209 shares of common stock at a purchase price of $8.995 per share expiring in five years from the closing date. The warrants are callable by the Company if the closing price of the stock is higher than $17.99 for 15 consecutive trading days at any time before expiration. As of December 31, 2001, none of the $8.995 warrants had been exercised.

     The Company believes that its existing cash and cash equivalents will be sufficient to meet its operating expenses and capital expenditure requirements for at least the next twelve months. The Company's cash requirements may vary materially from those now planned because of changes in focus and direction of the Company's research and development programs, competitive and technical advances, patent developments or other developments. The Company will require additional financing to continue its long term plans for clinical trials and new product development. Funding will be secured through a private placement or possible secondary public offering depending on certain events. It is not believed that inflation will have any significant effect on the results of the Company's operations.

     The following summarizes MacroChem's contractual obligations at December 31, 2001, and the effect that such obligations are expected to have on future cash flows and liquidity:

                                                                                Due In
                                                             ------------------------------------------
Obligations:                                 Total Amount    1 Year or Less     2-3 Years      4 Years

Lease Commitment (through February 2005)      $1,434,100      $   438,600        $917,100      $78,400
Employment Agreements (per year)               1,176,500        1,176,500             ---          ---
Consulting Agreements (per year)                 152,000          152,000             ---          ---

     Total Contractual Cash Obligations       $2,762,600       $1,767,100        $917,100      $78,400

RECENT ACCOUNTING PRONOUNCEMENTS

     In 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. The adoption of SFAS No. 133 on January 1, 2001 had no impact on the Company's financial statements.

     In June 2001, the FASB issued two new pronouncements: SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 is effective as follows: a) use of the pooling-of-interest method is prohibited for business combinations initiated after June 30, 2001; and b) the provisions of SFAS No. 141 also apply to all business combinations accounted for by the purchase method that are completed after June 30, 2001 (that is, the date of acquisition is July 2001 or later). SFAS No. 142 is effective for fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized in an entity's statement of financial position at that date, regardless of when those assets were initially recognized. SFAS No. 142 requires that upon adoption, amortization of goodwill and other intangible assets with indefinite useful lives will cease and instead, the carrying value of these assets will be evaluated for impairment on an annual basis. On January 1, 2002, the Company adopted these statements which will have no effect on the Company's financial position or results of operations.

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement supercedes SFAS No. 121, and the accounting and reporting provisions of APB 30, for the disposal of a segment of a business. The provisions of SFAS No. 144 are required to be adopted by the Company effective January 1, 2002. On January 1, 2002, the Company adopted this statement, which will have no effect on the Company's financial position or results of operations.


SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

                                      First               Second                  Third               Fourth
                                 -----------------------------------------------------------------------------
2001 Quarters
     Revenues                    $         0           $         0          $   189,000           $   640,000
     Net Loss                    $(3,181,000)          $(3,450,000)         $(3,039,000)          $(2,663,000)
     Net Loss per share
       (basic and diluted)       $(      .13)          $(      .13)         $(      .11)          $(      .10)
2000 Quarters
     Revenues                    $   543,000           $    29,000          $    29,000           $    29,000
     Net Loss                    $(  907,000)          $(4,536,000)1        $(1,750,000)          $(2,552,000)
     Net Loss per share
       (basic and diluted)       $(      .04)          $(      .20)         $(      .08)          $(      .11)

1 Included in net loss for the second quarter 2000 a $2,809,000 stock-based compensation charge related to the extension of certain stock options to key employees in the second quarter of 2000.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

     As of December 31, 2001, the Company is exposed to market risks which relate primarily to changes in U.S. interest rates. The Company's cash equivalents and short-term investments are subject to interest rate risk and will decline in value if interest rates increase. Due to the short duration of these financial instruments, generally one year or less, changes to interest rates would not have a material effect upon the Company's financial position. A hypothetical 10% change in interest rates would not have a material effect on our Statement of Operations or Cash Flows for the twelve months ending December 31, 2002 based on December 31, 2001 balances.

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

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The information required under this Item 8 is set forth on pages 23 through 39 of this report.

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of MacroChem Corporation:

We have audited the accompanying balance sheets of MacroChem Corporation as of December 31, 2001 and 2000, and the related statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of MacroChem Corporation at December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.



/s/ DELOITTE & TOUCHE LLP


Boston, Massachusetts

March 18, 2002

                              MACROCHEM CORPORATION
                                 BALANCE SHEETS


                                                                     December 31,        December 31,
                                                                         2001                2000
                                                                     ------------        ------------
ASSETS

Current assets:
       Cash and cash equivalents                                     $    697,178      $    589,773
       Short-term investments                                          15,832,828        16,178,760
       Accounts receivable                                                375,000            30,669
       Receivable due from related party                                   24,164            22,564
       Prepaid expenses and other current assets                          170,505           241,304
                                                                       ----------        ----------
             Total current assets                                      17,099,675        17,063,070

Property & equipment, net                                                 530,028           376,892

Other assets:
       Patents, net                                                       598,647           512,802
       Deposits                                                            29,193            29,193
                                                                       ----------        ----------
             Total other assets                                           627,840           541,995
                                                                       ----------        ----------

Total Assets                                                         $ 18,257,543      $ 17,981,957
                                                                       ==========        ==========

LIABILITIES

Current liabilities:
       Accounts payable                                              $      4,971      $    330,658
       Accrued expenses and other liabilities                           1,354,992           763,275
                                                                       ----------        ----------

       Total current liabilities                                        1,359,963         1,093,933

Deferred rent                                                              48,875            37,264
                                                                       ----------        ----------

Total Liabilities                                                       1,408,838         1,131,197

Commitments and contingencies (Note 5)

STOCKHOLDERS' EQUITY

Preferred stock, authorized and unissued , 6,000,000 shares                   ---               ---
Common stock, $.01 par value, 60,000,000 shares
       authorized; 28,158,054 and 24,730,783  shares issued
       at December 31, 2001 and 2000, respectively                        281,580           247,308
Additional paid-in capital                                             73,019,790        60,787,144
Unearned compensation                                                 (    71,156)      (    24,719)
Accumulated deficit                                                   (55,373,788)      (43,040,545)
Less treasury stock, at cost, 253,346 and 276,174 shares at
       December 31, 2001 and 2000, respectively                       ( 1,007,721)      ( 1,118,428)
                --- ----     -----                                     ----------        ----------
Total stockholders' equity                                             16,848,705        16,850,760
                                                                       ----------        ----------

Total Liabilities and Stockholders' Equity                           $ 18,257,543      $ 17,981,957
                                                                       ==========        ==========

See notes to financial statements.


                              MACROCHEM CORPORATION
                            STATEMENTS OF OPERATIONS

                                                                 Years Ended December 31,
                                             -----------------------------------------------------------

                                                    2001                   2000                 1999
                                                    ----                   ----                 ----

REVENUES

     Research contracts                       $    829,385          $    629,647          $    464,332
                                                ----------            ----------            ----------

OPERATING EXPENSES

     Research and development                    9,791,438             5,280,641             5,423,138
     Marketing, general and administrative       4,000,330             5,794,023             2,610,768
     Consulting fees with related parties           61,750                52,000                48,000
                                                ----------            ----------            ----------

         TOTAL OPERATING EXPENSES               13,853,518            11,126,664             8,081,906
                                                ----------            ----------            ----------

LOSS FROM OPERATIONS                           (13,024,133)          (10,497,017)          ( 7,617,574)
                                                ----------            ----------            ----------
OTHER INCOME (EXPENSE)

     Interest income                               690,890               752,547               833,450
     Interest expense
                                                       ---           (       887)          (     2,945)
                                                ----------            ----------            ----------

         TOTAL OTHER INCOME                        690,890               751,660               830,505
                                                ----------            ----------            ----------

NET LOSS                                      $(12,333,243)         $( 9,745,357)         $( 6,787,069)
                                                ==========            ==========            ==========

BASIC AND DILUTED NET LOSS
     PER SHARE                                $(      0.46)         $(      0.43)         $(      0.30)
                                                ==========            ==========            ==========

SHARES USED TO COMPUTE BASIC
     AND DILUTED NET LOSS PER
     SHARE                                      26,607,363            22,854,646            22,311,890
                                                ==========            ==========            ==========

STOCK BASED COMPENSATION INCLUDED IN:

                                                    2001                  2000                  1999
                                                    ----                  ----                  ----

     Research and development                     $216,226           $(  255,236)             $ 51,160
     Marketing, general and administrative         220,497             3,078,827               445,880
                                                   -------             ---------               -------
                                                  $436,723           $ 2,823,591              $497,040
                                                   =======             =========               =======

See notes to financial statements.

                              MACROCHEM CORPORATION
                       STATEMENTS OF STOCKHOLDERS' EQUITY


                                                       Additional                                            Cost of      Total
                       Common Stock Shares    Common    Paid-In    Unearned    Accumulated                   Treasury  Stockholders'
                     Issued        Treasury   Stock     Capital   Compensation   Deficit      Subtotal        Stock      Equity
------------------------------------------------------------------------------------------------------------------------------------


BALANCE,
  JANUARY 1, 1999    22,281,245  (140,917)  $222,812 $ 47,295,449  $(170,676) $(26,508,119) $ 20,839,466  $(   694,477) $20,144,989

Exercise of common
  stock warrants        137,319       ---      1,374      832,840        ---           ---       834,214          ---       834,214
Exercise of common
  stock options         179,000       ---      1,790      531,366        ---           ---       533,156          ---       533,156
Purchase of
  treasury stock            ---  ( 32,500)       ---          ---        ---           ---           ---  (   147,570)     (147,570)
Stock based
  compensation (1)          ---       ---        ---      708,837   (211,797)          ---       497,040          ---       497,040
Stock issued to
  401(k) trust              ---    13,252        ---       18,962        ---           ---        18,962       58,697        77,659
Net loss                    ---       ---        ---          ---        ---   ( 6,787,069)  ( 6,787,069)         ---   ( 6,787,069)
                     ----------   -------    -------   ----------    -------    ----------    ----------   ----------    ----------

BALANCE,
  DECEMBER 31, 1999  22,597,564  (160,165)   225,976   49,387,454   (382,473)  (33,295,188)   15,935,769  (   783,350)   15,152,419

Issuances of common
  stock-net           1,921,235       ---     19,212    8,776,225        ---           ---     8,795,437          ---     8,795,437
Exercise of common
  stock options         210,166  ( 12,563)     2,102      166,741        ---           ---       168,843  (    78,531)       90,312
Purchase of treasury
  stock                     ---  (120,500)       ---          ---        ---           ---           ---  (   334,698)  (   334,698)
Stock based
  compensation (1)        1,818       ---         18    2,465,819    357,754           ---     2,823,591          ---     2,823,591
Stock issued to
  401(k) trust              ---    17,054        ---  (     9,095)       ---           ---         9,095)      78,151        69,056
Net loss                    ---       ---        ---          ---        ---   ( 9,745,357)  ( 9,745,357)         ---   ( 9,745,357)
                     ----------   -------    -------   ----------    -------    ----------    ----------    ---------    ----------

BALANCE,
  DECEMBER 31, 2000  24,730,783  (276,174)   247,308   60,787,144   ( 24,719)  (43,040,545)   17,969,188   (1,118,428)   16,850,760

Issuances of common
  stock-net           1,572,047       ---     15,720    9,435,331        ---           ---     9,451,051          ---     9,451,051
Exercise of common
  stock options         922,580       ---      9,226    1,970,590        ---           ---     1,979,816          ---     1,979,816
Exercise of stock
  warrants              932,644  (  2,330)     9,326      371,000        ---           ---       380,326  (     8,826)      371,500
Stock based
  compensation (1)          ---       ---        ---      483,160   ( 46,437)          ---       436,723          ---       436,723
Stock issued to
  401(k) trust              ---    25,158        ---  (    27,435)       ---           ---   (    27,435)     119,533        92,098
Net loss                    ---       ---        ---         ---         ---   (12,333,243)  (12,333,243)         ---   (12,333,243)
                     ----------   -------    -------   ---------     -------    ----------    ----------   ----------    ----------

BALANCE,
  DECEMBER 31, 2001  28,158,054  (253,346)  $281,580 $ 73,019,790  $( 71,156) $(55,373,788) $ 17,856,426  $(1,007,721)  $16,848,705
                     ==========   =======    =======  ===========    =======    ==========    ==========    =========    ==========


(1)  See page 27 for details.

See notes to financial statements.


(1)  STOCK BASED COMPENSATION
                                                                                   Additional
                                                              Common Stock          Paid-In         Unearned
                                                          Shares       Amount       Capital        Compensation             Total
-----------------------------------------------------------------------------------------------------------------------------------


1999

Issuance of common stock options to non-employees            ---         ---      $   807,888        $(807,888)                  0
Amortization and other changes in unearned compensation      ---         ---       (   99,051)         596,091          $  497,040
                                                           -----       -----        ---------          -------           ---------
                                                             ---         ---      $   708,837        $(211,797)         $  497,040
                                                           =====       =====        =========          =======           =========
2000

Issuance of common stock in exchange for services          1,818      $   18      $      9372         (  9,390)                  0
Issuance of common stock options to non-employees            ---         ---          183,346         (183,346)                  0
Amortization and other changes in unearned compensation      ---         ---       (  536,431)         550,490              14,059
Stock based compensation to employees                        ---         ---        2,809,532              ---           2,809,532
                                                           -----       -----        ---------          -------           ---------
                                                           1,818      $   18      $ 2,465,819        $ 357,754          $2,823,591
                                                           =====       =====        =========          =======           =========

2001

Issuance of common stock options to non-employees            ---         ---      $    82,458        $( 68,299)         $   14,159
Amortization and other changes in unearned compensation      ---         ---          129,200           21,862             151,062
Stock based compensation to employees and directors          ---         ---          316,262              ---             316,262
                                                           -----       -----        ---------          -------           ---------
                                                             ---         ---      $   527,920        $( 46,437)         $  481,483
                                                           =====       =====        =========          =======           =========



See notes to financial statements.



                              MACROCHEM CORPORATION
                            STATEMENTS OF CASH FLOWS

                                                                    Years Ended December 31,
                                                        ---------------------------------------------
                                                             2001             2000              1999
                                                             ----             ----              ----

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                           $(12,333,243)     $(9,745,357)      $(6,787,069)
                                                          ----------        ---------         ---------
     Adjustments to reconcile net loss to net
        cash used by operating activities:
        Depreciation and amortization                        181,696          174,091           244,986
        Stock-based compensation                             481,483        2,823,591           497,040
        401(k) contributions in company common stock          92,098           69,056            77,659
        Deferred rent                                         11,611           37,264               ---
        Deferred revenue                                         ---       (  500,000)              ---
     Change in assets and liabilities:
        Accounts receivable                              (   344,331)          36,285        (   18,561)
        Receivable due from related party                (     1,600)      (    1,604)       (   20,960)
        Prepaid expenses and other current assets             70,799       (   74,822)           37,699
        Accounts payable and accrued expenses                266,030          528,853        (  206,092)
        Deferred compensation and related accrued
           interest                                              ---       (   96,233)            2,670
                                                          ----------        ---------         ---------

Net cash used by operating activities                    (11,575,457)      (6,748,876)       (6,172,628)
                                                          ----------        ---------         ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Sales/(purchases) of short-term investments-net         345,932       (1,313,781)        4,936,640
     Deposits                                                    ---              ---        (   24,733)
     Expenditures for property and equipment             (   307,212)      (  154,080)       (  179,067)
     Additions to patents                                (   113,465)      (   62,851)       (  164,180)
                                                          ----------        ---------         ---------

Net cash (used)/provided by investing activities         (    74,745)      (1,530,712)        4,568,660
                                                          ----------        ---------         ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net proceeds from exercise of common stock options    1,979,816           90,312           533,156
     Net proceeds from issuance of common stock            9,406,291        8,795,437               ---
     Proceeds from exercise of warrants                      371,500              ---           834,214
     Net purchase of treasury stock                              ---       (  334,698)       (  147,570)
                                                          ----------        ---------         ---------

Net cash provided (used) by financing activities          11,757,607        8,551,051         1,219,800
                                                          ----------        ---------         ---------




See notes to financial statements.                                   (Continued)

                              MACROCHEM CORPORATION
                      STATEMENTS OF CASH FLOWS (Continued)


                                       YEARS ENDED DECEMBER 31,
                               --------------------------------------------

                                 2001            2000             1999
                                 ----            ----             ----

NET CHANGE IN CASH
     AND CASH  EQUIVALENTS     $107,405        $271,463         $(384,168)

CASH AND CASH EQUIVALENTS,
     BEGINNING OF YEAR          589,773         318,310           702,478
                                -------         -------           -------

CASH AND CASH EQUIVALENTS,
     END OF YEAR               $697,178        $589,773         $ 318,310
                                =======         =======           =======


SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITY:

During 2001, the Company received 2,330 shares of Company stock relating to the exercise of 882,644 warrants on a "cashless" basis.

During 2000, the Company received 12,563 shares of Company stock valued at $78,531 as payment of option exercises.

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid for interest aggregated $0, $886 and $2,945, respectively, for the years ended December 31, 2001, 2000 and 1999.

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

The Company has been engaged primarily in research and development since its inception in 1981 and has derived limited revenues from the commercial sale of its products, licensing of certain technology and feasibility studies. The Company has had no revenues relating to the sale of any products currently under development. The Company has incurred net losses every year since its inception and the Company anticipates that losses may continue for the foreseeable future. At December 31, 2001, the Company's accumulated deficit was approximately $55.4 million. The Company's ability to continue operations after its current capital resources are exhausted depends on its ability to obtain additional financing and achieve profitable operations, as to which no assurances can be given. However, the Company believes that its financial resources are sufficient to meet planned operating activities at least through December 31, 2002.

The Company organizes itself as one segment reporting to the chief executive officer. Products and services consist primarily of research and development activities in the pharmaceutical industry.

ACCOUNTING ESTIMATES - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The primary estimates underlying the Company's financial statements include the carrying value and useful lives of the Company's patents and property and equipment, the valuation allowance established for the Company's deferred tax assets, and the underlying assumptions to apply the pricing model to value stock options under SFAS No.
123. Management bases its estimates on certain assumptions, which it believes are reasonable in the circumstances, and while actual results could differ from those estimates, management does not believe that any change in those assumptions in the near term would have a significant effect on the financial position or the results of operations.

FAIR VALUE OF FINANCIAL INSTRUMENTS - The carrying amounts of cash equivalents, marketable securities, accounts receivable, accounts payable and accrued expenses approximate their fair value because of their short-term nature. Short-term investments are carried at aggregate fair value.

CONCENTRATION OF RISK - Cash and cash equivalents and short-term investments at December 31, 2001 and 2000 are primarily comprised of government agency securities and certificates of deposit. Accounts receivable at December 31, 2001 and 2000 are due from one customer. 100% of revenue for the years ended

1.   NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     (CONTINUED)

December 31, 2001 and 2000 was derived from research contracts with two customers. 100% of revenue for the year ended December 31, 1999 was derived from research contracts with one customer.

CASH AND CASH EQUIVALENTS - Cash equivalents consist of short-term, highly liquid investments with a maturity of three months or less when purchased.

SHORT-TERM INVESTMENTS - The Company has classified its short-term investments as "available-for-sale" and, accordingly, carries such securities at aggregate fair value. Fair value has been determined based on quoted market prices. The cost of such securities approximates fair market value. Short-term investments are comprised of bank certificates of deposit, with maturities of 4 to 23 months, amounting to $294,730 and $3,261,013 at December 31, 2001 and 2000, respectively, and a liquid money market mutual fund with a carrying value of $15,538,098 and $12,917,747 at December 31, 2001 and 2000, respectively.

PROPERTY AND EQUIPMENT - Property and equipment are stated at cost. Depreciation and amortization are provided on the straight-line method over the estimated useful lives of the related assets which range from five to ten years.

PATENTS - The Company has filed applications for United States and foreign patents covering aspects of its technology. Costs and expenses incurred in connection with pending patent applications are deferred. Costs related to successful patent applications are amortized over the estimated useful lives of the patents, not exceeding 20 years, using the straight-line method. Accumulated costs related to patents or deferred patent application costs that are considered to have limited future value are charged to expense. Accumulated amortization aggregated approximately $172,600 and $144,900, respectively, at December 31, 2001 and 2000. On an on-going basis, the Company evaluates the recoverability of the net carrying value of various patents by reference to the patent's expected use in drug and other research activities as measured by outside interest in the Company's patented technologies and management's determination of potential future uses of such technologies.

REVENUE RECOGNITION - Revenues are earned and recognized based upon the sale or licensing of product rights, completion of contractually identified development milestones, upon shipment of product, upon completion of a contract or upon the attainment of specific milestones or benchmarks specified in license or development agreements. Amounts received in advance are recorded as deferred revenue and are amortized over the life of the agreement or achievement of milestones. Research revenue associated with the research contracts is billed on a cost reimbursement basis, which includes direct costs incurred in connection with research activities and an allocation of certain other costs incurred by the Company.

RESEARCH AND DEVELOPMENT - Research and development costs are charged to operations as incurred. Such costs include proprietary research and development activities and expenses associated with research and development contracts, whether performed by the Company or contracted with independent third parties.

1.   NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     (CONTINUED)

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

Stock or other equity based compensation for non-employees must be accounted for under the fair value based method as required by SFAS No. 123 and Emerging Issues Task Force No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services". Under this method, the equity based instrument is valued at either the fair value of the consideration received or of the equity instrument issued on the date of grant. The resulting compensation cost is recognized and charged to operations over the service period or the vesting period, whichever is shorter.

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

NET INCOME (LOSS) PER SHARE - Basic earnings per share is computed using the weighted average number of common shares outstanding during each year. Diluted earnings per common share reflect the effect of the Company's outstanding options and warrants, except where such items would be anti-dilutive. Due to the net losses reported in 2001, 2000 and 1999, basic and diluted per share amounts are the same. For the years ended December 31, 2001, 2000 and 1999 potential common shares are not included in the per share calculations for diluted EPS, because the effect of their inclusion would be anti-dilutive. Anti-dilutive potential shares not included in per share calculations for 2001, 2000 and 1999 were approximately 4,791,000, 4,761,000 and 3,999,000 shares, respectively.

NEW ACCOUNTING PRONOUNCEMENTS - In 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. The adoption of SFAS No. 133 on January 1, 2001 had no impact on the Company's financial statements.


In June 2001, the FASB issued two new pronouncements: SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 is effective as follows: a) use of the pooling-of-interest method is prohibited for business combinations initiated after June 30, 2001; and b) the provisions of SFAS No. 141 also apply to all business combinations accounted for by the purchase method that are completed after June 30, 2001 (that is, the date of acquisition is July 2001 or later). There are also transition provisions

1.   NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     (CONTINUED)

that apply to business combinations completed before July 1, 2001, that were accounted for by the purchase method. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized in an entity's statement of financial position at that date, regardless of when those assets were initially recognized. SFAS No. 142 requires that upon adoption, amortization of these assets will cease and instead, the carrying value of goodwill and other intangible assets with indefinite lives will be evaluated for impairment on an annual basis. On January 1, 2002, the Company adopted these statements which will have no effect on the Company's financial position or results of operations.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement supercedes SFAS No. 121, and the accounting and reporting provisions of APB 30, for the disposal of a segment of a business. The provisions of SFAS No. 144 are required to be adopted by the Company effective January 1, 2002. On January 1, 2002, the Company adopted this statement which will have no effect on the Company's financial position or results of operations.

2.   PROPERTY AND EQUIPMENT

Property and equipment consists of the following as of December 31:

                                              2001                2000
                                              ----                ----

     Laboratory equipment                 $ 1,097,839        $   896,726
     Office equipment                         418,683            355,959
     Leasehold improvements                   250,048            206,674
                                            ---------          ---------
            Total                           1,766,570          1,459,359
     Less:  accumulated depreciation       (1,236,542)        (1,082,467)
                                            ---------          ---------
     Property and equipment, net          $   530,028        $   376,892
                                            =========          =========


3.   ACCRUED EXPENSES

Accrued expenses consists of the following as of December 31:

                                               2001                2000
                                               ----                ----

     Accrued professional fees             $  133,300           $ 56,406
     Accrued clinical trial costs             730,647            446,802
     Accrued bonuses                          205,000                ---
     Accrued other                            286,045            260,067
                                            ---------            -------
                                           $1,354,992           $763,275

4.   Stockholders' Equity

AUTHORIZED CAPITAL STOCK - Authorized capital stock consists of 60,000,000 shares of $.01 par value common stock of which 28,158,054 shares are issued (27,904,708 are outstanding) and 5,629,013 are reserved for issuance upon exercise of common stock options and warrants at December 31, 2001. Authorized and unissued preferred stock totals 6,000,000 shares, of which 600,000 shares have been designated Series B Preferred Stock. During 1998, the Company's Board of Directors authorized the repurchase of up to 1,000,000 shares of common stock at market price. The Company repurchased 0, 120,500 and 32,500 common shares in 2001, 2000 and 1999, respectively. At December 31, 2001, 253,346 repurchased shares remain available for future use and 679,587 shares are available to be repurchased.

WARRANTS - During 2001, institutional investors received warrants to purchase an aggregate of 313,209 shares of common stock at a purchase price of $8.995 per share expiring in five years in connection with a private placement. The warrants are callable by the Company if the closing price of the stock is higher than $17.99 for 15 consecutive trading days at any time before expiration. As of December 31, 2001, none of the $8.995 warrants had been exercised.

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

In 1996, in connection with services performed for the Company, the firm of Janssen-Meyers, L.P. received a warrant, exercisable immediately and expiring June 17, 1999, for the purchase of 145,800 shares of the Company's common stock at a price of $6.075 per share. During 1999 137,319 of these warrants were exercised for aggregate proceeds of $834,214 and 2,139 warrants expired.

STOCK OPTION PLANS - The Company has four stock option plans, the 1984 Incentive Stock Option Plan (ISO Plan), the 1984 Non-Qualified Stock Option Plan (Non-Qualified Plan), the 1994 Equity Incentive Plan (1994 Plan) and the 2001 Incentive Plan (the 2001 Plan). Under the terms of the 1984 ISO and Non-Qualified Plans, the Company may no longer award any options. All options previously granted may be exercised at any time up to ten years from date of award.

Under the terms of the 1994 Plan, the Company may grant options to purchase up to a maximum of 4,000,000 shares of common stock to certain employees, directors and consultants. The options may be awarded as incentive stock options (employees only) and non-incentive stock options (certain employees, directors and consultants).

Under the terms of the 2001 Plan, the Company may grant options to purchase up to a maximum of 1,200,000 shares of common stock to certain employees, directors and consultants. The options may be awarded as incentive stock options (employees only) and non-incentive stock options (certain employees, directors and consultants).

The 2001 Plan, 1994 Plan and the ISO Plan state that the exercise price of options shall not be less than fair market value at the date of grant.

The following table presents activity under all stock option plans:

                                                          Weighted Average
                                       Number of Options   Exercise Price
                                       -----------------   --------------
   Outstanding January 1, 1999            3,847,721             $4.16
            Granted                         573,750              6.73
            Exercised                    (  179,000)             2.98
            Canceled                     (  243,180)             7.15
                                          ---------

   Outstanding December 31, 1999          3,999,291              4.40
            Granted                         725,000              5.94
            Exercised                    (  210,166)             2.73
            Expired                      (    5,000)              .44
            Canceled                     (  250,500)             7.81
                                          ---------

   Outstanding December 31, 2000          4,258,625              4.64
            Granted                       1,081,200              3.80
            Exercised                    (  922,580)             2.15
            Canceled                     (  362,100)             4.41
                                          ---------

   Outstanding December 31, 2001          4,055,145              4.99
                                          =========

   Exercisable at December 31:  2001      3,051,877              5.18
                                          =========
                                2000      3,603,350              4.26
                                          =========
                                1999      3,230,070              3.48
                                          =========


The following table sets forth information regarding options outstanding at December 31, 2001:

                                                          Weighted Ave.                    Weighted Ave.
     Range of             Number of         Number       Exercise Price-  Weighted Ave.   Exercise Price-
     Exercise              Options        Currently         Options        Remaining        Currently
      Prices             Outstanding     Exercisable      Outstanding        Life          Exercisable
-----------------------------------------------------------------------------------------------------------
       $0.43               420,000         420,000        $  0.4375          1.25           $  0.4375
    $1.50-$2.69            421,000         170,999           2.4894          7.82              2.5115
    $2.75-$4.00            728,920         534,920           3.0855          1.65              3.1146
    $4.09-$5.94          1,324,175       1,043,008           5.5216          3.56              5.5459
    $6.06-$8.25            868,050         589,950           6.7582          5.07              7.0584
    $9.00-$12.69           293,000         293,000          12.2522          6.36             12.2522
                         ---------       ---------
 TOTAL                   4,055,145       3,051,877
                         =========       =========

All options granted during the three year period ended December 31, 2001 were granted at the market price of the stock. Also, in June 2000, the Company extended the exercise period for 620,000 options that were previously issued to two former officers under the 1984 Non-Qualified Stock Option Plan, resulting in a non-cash stock compensation charge to operations of $2,809,532.

The fair value of options on their grant date was measured using the Black/Scholes option pricing model. Key assumptions used to apply this pricing model are as follows:


                                                  2001           2000             1999
                                                  ----           ----             ----

   Risk-free interest rate                     4.38%-5.27%    5.67%-6.57%      5.01%-6.46%
   Expected life of option grants                6 years        6 years          6 years
   Expected volatility of underlying stock        128%        72%-82.18%       62.5%-95.6%
   Expected dividend payment rate, as a
       percentage of the stock price on
       the date of grant                          ---            ---              ---

The weighted average fair values of options granted during 2001, 2000 and 1999 were $ 3.42, $4.30 and $5.53, respectively.

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

The Company uses the intrinsic value method to measure compensation expense associated with grants of stock options to employees. Had the Company used the fair value method to measure compensation, the reported net loss and basic and diluted net loss per share would have been as follows:


                                           2001              2000              1999
                                           ----              ----              ----

       Net loss as reported           $(12,333,243)     $( 9,745,358)      $(6,787,070)

       Compensation costs              ( 2,196,840)      ( 3,846,761)       (2,270,636)
                                        ----------        ----------         ---------

       Proforma net loss              $(14,530,083)     $(13,592,119)      $(9,057,706)
                                       ===========        ==========         =========

       Proforma basic and diluted
          net loss per share          $(       .55)     $(      0.59)      $(     0.41)
                                        ==========        ==========         =========

UNEARNED COMPENSATION - The following table sets forth the changes to the Company's reported unearned compensation for the years ended December 31, 2001, 2000 and 1999 for the non-employee options:

                                                         2001            2000           1999
                                                         ----            ----           ----

     Balance, January 1                                 $24,719       $ 382,473      $ 170,676
     Options, warrants and common stock
       granted to non-employees at fair market value     68,299         192,736        807,888
     Amortization of unearned compensation              (21,862)       ( 14,059)      (497,040)
     Other changes in unearned compensation                 ---        (536,431)      ( 99,051)
                                                         ------         -------        -------
     Balance, December 31                               $71,156       $  24,719      $ 382,473
                                                         ======        ========       ========

STOCK AND STOCK OPTION ISSUANCES TO NON-EMPLOYEES - During 2001, 2000 and 1999, the Company issued 30,000, 39,636 and 129,000 stock grants and options, respectively, to non-employees and consultants and recorded unearned compensation of $68,299, $192,736 and $807,888, respectively.

STOCK SALES - In October 2000, the Company sold 1,816,658 shares of common stock to two institutional investors, and 104,577 shares of common stock to a newly elected member of the Board of Directors. Net proceeds were $8,295,437 and $500,000, respectively. In July 2001, the Company sold 1,566,047 shares of common stock to institutional investors. Net proceeds were $9,406,000.

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

The Board of Directors has authorized 600,000 shares of Series B Preferred
Stock.

5.  COMMITMENTS AND CONTINGENCIES

LEASE COMMITMENTS - The Company leases office space under an agreement expiring in 2005. The lease includes payment increases over the term of the agreement. The total amount of the lease payments is being charged to expense using the straight-line method over the term of the agreement. The Company has recorded deferred rent to reflect the excess of rental expense over cash payments since the inception of the agreement. Future minimum payments under the agreement are as follows:

                                   2002                   438,600
                                   2003                   451,800
                                   2004                   465,300
                                   2005                    78,400

EMPLOYMENT AND CONSULTING AGREEMENTS - The Company has employment and consulting agreements with various consultants and certain key employees. The terms of each key employee agreement provide that the employee is an employee at-will. The terms of the consulting agreements do not exceed one year. These agreements provide for annual payments of approximately $1,329,000.

6.  INCOME TAXES

No income tax provision or benefit has been provided for federal or state income tax purposes as the Company has incurred losses since inception. As of December 31, 2001, the Company has available net operating loss carryforwards of approximately $50.2 million for federal income tax purposes, expiring through 2021 and $33.3 million for state income tax purposes, expiring through 2006. In addition, the Company has unused investment and research and development tax credits for federal and state income tax purposes aggregating $1,248,700 and $755,100, respectively. The use of the federal net operating loss may also be restricted due to changes in ownership in accordance with definitions as stated in the Internal Revenue Code.

The net tax effect of differences in the timing of certain revenue and expense items and the related carrying amounts of assets and liabilities for financial reporting and tax purposes are not material and, accordingly, are not displayed in the table below. The components of the Company's deferred tax assets as of December 31, 2001 and 2000 are as follows:


                                                 2001                2000
                                                 ----                ----
        Deferred Tax Assets:
           Net operating loss carryforwards  $ 19,156,000       $ 14,586,000
           Tax credit carryforwards             2,004,000          1,520,000
                                               ----------         ----------
                                               21,160,000         16,106,000
        Valuation allowance                   (21,160,000)       (16,106,000)
                                               ----------         ----------
        Deferred tax asset, net              $        ---       $        ---
                                               ==========         ==========

For the years ended December 31, 2001, 2000 and 1999, the valuation allowance was increased by approximately $5,054,000, $2,288,000 and 3,006,200, respectively, due to the uncertainty of future realization of currently generated net operating loss and tax credit carryforwards.

7.  EMPLOYEE BENEFIT PLAN

The Company sponsors a qualified 401(k) Retirement Plan (the "Plan") under which employees are allowed to contribute certain percentages of their pay, up to the maximum allowed under Section 401(k) of the Internal Revenue Code. Company contributions to the Plan are at the discretion of the Board of Directors. The Company contributed 25,158 shares of common stock in 2001, 17,054 shares of common stock in 2000, and 13,252 shares of common stock in 1999, valued at $92,098, $69,056, and $77,659, respectively.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not applicable.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth the year each Director was first elected and the age, positions, and offices presently held by each Director with the
Company:

                               Year First
      Name            Age   Became a Director      Position with Company
--------------------------------------------------------------------------------

John L. Zabriskie......62       2000        Chairman of the Board of Directors
Robert J. Palmisano....57       2001        Chief Executive Officer, President
                                            and Director
Michael A.  Davis......60       1997        Director and Consultant
Robert J. DeLuccia.....56       2000        Director
Paul S. Echenberg......58       2000        Director
Peter G.  Martin.......53       1995        Director


     The following is a brief summary of the background of each Director of the
Company:

     JOHN L. ZABRISKIE, PH.D., has served as a Director of the Company since 2000 and was elected Chairman of the Board of Directors in March, 2001. From 1997 to 2000, he was Chairman, President and Chief Executive Officer of NEN Life Science Products, which was sold to Perkin Elmer. In 1994, Dr. Zabriskie became Chairman, President and Chief Executive Officer of Upjohn; he was responsible for Upjohn's merger with the Swedish pharmaceutical company Pharmacia, and became Chief Executive Officer of the merged company. Before his appointment at Upjohn, he spent nearly 30 years with Merck & Company, rising to Executive Vice President and President of Merck Manufacturing Division. He is a member of the Board of Directors of the following publicly traded companies: Biomira Inc. (since 1998); Cubist Pharmaceuticals, Inc. (since 1998); and Kellogg Company (since 1995). Dr. Zabriskie received a B.S. in chemistry from Dartmouth College and a Ph.D. in organic chemistry from the University of Rochester.

     ROBERT J. PALMISANO has served as the Company's Chief Executive Officer and President and as a Director since April 9, 2001. From 1997 to 2000 he was Chief Executive Officer and Director of Summit Technology, Inc. From 1984 to January 1997, Mr. Palmisano was employed at Bausch and Lomb, Inc., where he served from 1988 to 1996 as Senior Vice President and President of the Eyewear Division. From January 1997 to April 1997, Mr. Palmisano was a private consultant. He holds a B.A. from Providence College.

     MICHAEL A. DAVIS, M.D., SC.D., has served as a Director of the Company since 1997 and has provided medical and pharmaceutical consulting services to the Company since 1991. Since 1980, Dr. Davis has been Professor of Radiology and Nuclear Medicine and Director of the Division of Radiologic Research at the University of Massachusetts Medical School. From 1982 to 1997, Dr. Davis was Adjunct Professor of Surgery at Tufts University School of Veterinary Medicine. Since 1986, he has been Affiliate Professor of Biomedical Engineering at Worcester Polytechnic Institute. He is also a director of EZ EM, Inc., a public company engaged in supplying oral radiographic contrast media, as well as medical devices. In addition, from February to November 1999 he was President and Chief Executive Officer of Amerimmune Pharmaceuticals, Inc., formerly known as Versailles Capital Corporation, a public company, and its wholly owned subsidiary, Amerimmune Inc., which is engaged in developing drugs relating to the immune system. Since February 1999, Dr. Davis has been a director of both Amerimmune Pharmaceuticals, Inc. and Amerimmune Inc.. Dr. Davis received a B.S. and M.S. from Worcester Polytechnic Institute, an S.M. and Sc.D. from the Harvard School of Public Health, an M.B.A. from Northeastern University and an M.D. from the University of Massachusetts Medical School.

     ROBERT J. DELUCCIA has served as a Director of the Company since 2000. Mr. DeLuccia is currently a director of IBEX Technologies, Inc., a publicly traded biotechnology company developing enzymes for a variety of therapeutic applications. From 1998 through 1999 Mr. DeLuccia was President and Chief Executive Officer and a director of Immunomedics, Inc. Immunomedics is a publicly traded biotechnology company focused on diagnostic and therapeutic products for the detection and treatment of cancer and infectious diseases. From 1994 through 1997, Mr. DeLuccia was President of Sterling Winthrop Pharmaceuticals and Senior Vice President of Sanofi Winthrop, Inc. Sanofi Winthrop Inc. was then the U.S. subsidiary of Sanofi (now Sanofi-Synthelabo), based in Paris, France. Sanofi Winthrop focused on a wide range of cardiovascular, thrombosis, rheumatoid arthritis, analgesics and oncology products as well as a full line of parenteral products in a proprietary drug delivery system. From 1984 through 1994, Mr. DeLuccia was also with Sterling Drug as a Vice President in a variety of marketing roles prior to the company's sale by Eastman Kodak to Sanofi. From 1974 through 1981, Mr. DeLuccia held sales, marketing and general management positions at Pfizer, Inc. Mr. DeLuccia holds both an M.B.A. and a B.S. in marketing from Iona College.

     PAUL S. ECHENBERG has served as a Director of the Company since 2000. Since 1997 he has been the President and Chief Executive Officer of Schroders & Associates Canada, Inc. and a director of Schroder Ventures Limited. These firms provide merchant banking advisory services to a number of Canadian buy-out funds. He is a director of the following companies: EZ EM, Inc., a supplier of oral radiographic contrast media and medical devices; Cedara Software Inc.; Benvest Capital Inc., a merchant bank that he founded; and Shirmax Fashions Ltd. From 1989 through 1997, Mr. Echenberg was President of Eckvest Equity, Inc., a private merchant bank providing consulting and personal investment services. From 1970 to 1989, he was President and Chief Executive Officer of Twinpak, Inc., a manufacturer of plastic packaging, and from 1982 to 1989 he was Executive Vice President of CB Pak, Inc., a publicly traded plastic, glass and packaging company. Mr. Echenberg received a B.Sc. from McGill University and an M.B.A. from Harvard Business School.

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

EXECUTIVE OFFICERS

     The executive officers of the Company, their ages and their positions with the Company are as follows:

      Name               Age          Position with Company
----------------------------------------------------------------------
Robert J. Palmisano......57   Chief Executive Officer, President
Thomas C.K.Chan......... 46   Vice President, Research and Technology
Bernard R. Patriacca.....58   Vice President, Chief Financial Officer
Paul J. Schechter........62   Vice President, Drug Development
                              & Regulatory Affairs
Melvin A. Snyder.........59   Vice President, Market Development

     The following is a brief summary of the backgrounds of Dr. Chan, Mr. Patriacca, Dr. Schechter and Mr. Snyder. The background of the Company's other executive officer, Mr. Palmisano, is summarized above.

     THOMAS C.K. CHAN, PH.D., has served as the Company's Vice President of Research and Technology since September 2001. From December 2000 until September 2001, he served as the Company's Senior Director of Preclinical Studies. From 1997 to 2000, he served as Senior Director of Pharmacology and Toxicology at EPIX Medical, Inc. From 1994 to 1997, he served as Director of Therapeutic Development at Creative BioMolecules, Inc. and from 1992 to 1993, Dr. Chan served as their Manager of Pharmacology and Toxicology. From 1990 to 1992, he served as Associate Director at the Purdue Cancer Center. Dr. Chan earned a B.Sc. in Biochemistry/Microbiology and a doctorate in Pharmacology from the University of British Columbia. He then completed a fellowship in Hematology/Oncology at the UCSD Cancer Center in San Diego.

     BERNARD R. PATRIACCA, C.P.A., has served as the Company's Vice President, Chief Financial Officer, Treasurer and Secretary since April 23, 2001. From 1997 to 2001, he served as Vice President and Controller of Summit Technology, Inc. From 1994 to 1997, he served as Vice President of Errands Etc., Inc., a privately held homeowners' personal service company. From 1991 to 1994, Mr. Patriacca held senior financial management positions at several privately held consumer services companies. From 1973 to 1991, he was employed in various capacities at Dunkin Donuts, Inc., including Chief Financial Officer and Director. Mr. Patriacca received a B.S. and an M.B.A. from Northeastern University.

     PAUL J. SCHECHTER, M.D., PH.D., has served as the Company's Vice President, Drug Development and Regulatory Affairs since May 1998. From 1973 to 1990 Dr. Schechter was employed with Merrell Dow Research Institute, where he attained the position of Vice President for Clinical Research. He went on to become Vice President of Fujisawa Pharmaceutical Company from 1990 to 1993. From 1993 to 1997, he served as Senior Vice President, Drug Development with Hybridon, Inc. Dr. Schechter holds an M.D. and Ph.D. in Pharmacology from the University of Chicago and a B.S. from Columbia University, College of Pharmacy.

     MELVIN A. SNYDER, has served as the Company's Vice President for Market Development since October 20, 2000. From June 1999 until October 2000, he served as a consultant to the Company in the area of business development. From 1998 until 1999, he was Vice President of Marketing and Business Development at Immunomedics, and, between 1995 and 1998, he served as a consultant to several pharmaceutical companies including Immunomedics. Between 1975 and 1995, he was President of ProClinica Inc., a marketing communications and licensing-support company. Mr. Snyder holds a bachelor's degree from Lehigh University.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who beneficially own more than 10 percent of the Company's Common Stock to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Based solely on its review of the copies of such reports received by it, and written representations from certain reporting persons that no Forms 5 were required for those persons, the Company believes that during 2001 all filing requirements applicable to its officers, directors, and such 10 percent beneficial owners were complied with.

ITEM 11.  EXECUTIVE COMPENSATION.

EXECUTIVE OFFICERS' COMPENSATION

     The following table sets forth the compensation earned by or paid or awarded to Alvin Karloff, Dr. Schechter and Mr. Snyder during each of the three fiscal years ended December 31, 2001, to Dr. Chan during each of the two fiscal years ended December 31, 2001 and to Mr. Palmisano and Mr. Patriacca during the fiscal year ended December 31, 2001:

                                                       Summary Compensation Table
                                                                                      Long Term
                                                   Annual Compensation          Compensation Awards
----------------------------------------------------------------------------------------------------------------------

                                                                Other Annual    Securities Underlying     All Other
Name and Principal                        Salary      Bonus     Compensation           Options          Compensation
Position                     Year            $          $           $(1)                  #                 $(2)
----------------------------------------------------------------------------------------------------------------------

Alvin J. Karloff              2001(3)     125,715        75,000     245,836                -----          3,941
    President, Chief          2000        300,000        54,000      13,043              100,000          5,250
    Executive Officer         1999        250,000        45,000      10,955                -----          5,000

Robert J. Palmisano           2001(3)     265,561       122,822       8,952            1,000,000          -----
    President, Chief
    Executive Officer

Thomas C.K. Chan              2001(4)     148,917         -----         158              104,700          4,289
    Vice President,           2000         11,875         -----       -----                -----          -----
    Research
    & Technology

Bernard R. Patriacca          2001(5)     113,808         -----         452              178,200         ------
    Vice President, Chief
    Financial Officer
    & Treasurer

Paul J. Schechter             2001        217,000         -----       1,007               60,400          5,250
    Vice President,           2000        203,333         -----         753                -----          5,250
    Drug Development          1999        182,500         -----       -----               50,000          5,000
    & Regulatory Affairs

Melvin A. Snyder              2001        185,000         -----         598              184,100          3,870
    Vice President, Market    2000(6)     151,200         -----       -----                -----          -----
    Development               1999         76,500         -----       -----                -----          -----

----------------------------------------------------------------------------------------------------------------------

(1) Includes amounts paid for taxable group term life insurance. Also includes for Mr. Karloff a monthly automobile allowance of $799 and $236,000 relating to a severance agreement, effective April 30, 2001 and for Mr. Palmisano a monthly automobile allowance of $1000.
(2) Represents the dollar value of Company contributions to the Company's 401(k) Retirement Plan, which are made in its common stock.
(3)  Mr. Palmisano's employment commenced on April 9, 2001.
(4) Dr. Chan was appointed Vice President, Research and Technology on September 24, 2001.
(5)  Mr. Patriacca's employment commenced on April 23, 2001.
(6) Mr. Snyder's employment commenced on October 1, 2000. Of total salary in 2000, $105,000 related to a consulting contract. Total salary in 1999 related to a consulting contract.

STOCK OPTIONS

     The following table provides information concerning the grant of stock options during 2001 to Mr. Palmisano, Mr. Patriacca, Dr. Schechter, Mr. Snyder and Dr. Chan:

                                                    OPTION GRANTS IN LAST FISCAL YEAR

                                          Individual Grants
                                 --------------------------------
                                                                                            Potential
                                                                                            Realizable
                                                                                              Value
                                                                                            at Assumed
                                                                                           Annual Rates
                                                                                           of Stock Price
                         Number of      % of Total                                        Appreciation for
                        Securities       Options         Exercise                           Option Term
                        Underlying      Granted to        or Base                      ---------------------
                         Options       Employees in        Price      Expiration          5%            10%
   Name                 Granted (#)     Fiscal Year        ($/Sh)        Date             ($)           ($)
-----------------------------------------------------------------------------------------------------------------
Robert J. Palmisano    1,000,000(1)          48.8           3.02        4/9/11         1,899,262     4,813,102
Thomas C.K. Chan          50,000(2)           2.4           2.53        1/12/11           79,555       201,608
Thomas C.K. Chan           4,700(2)            .2           6.07        6/26/11           17,942        45,468
Thomas C.K. Chan          50,000(2)           2.4          3.155       12/19/11           99,208       251,413
Bernard R. Patriacca     120,000(3)           5.9           5.49        4/23/11          414,316     1,049,958
Bernard R. Patriacca       8,200(3)            .4           6.07        6/26/11           31,303        79,327
Bernard R. Patriacca      50,000(3)           2.4          3.155       12/19/11           99,208       251,413
Paul J. Schechter         50,000(4)           2.4           2.53        1/12/11           79,555       201,608
Paul J. Schechter         10,400(4)            .5           6.07        6/26/11           39,701       100,610
Melvin A. Snyder         175,000(5)           8.5           2.53        1/12/11          278,443       705,629
Melvin A. Snyder           9,100(5)            .4           6.07        6/26/11           34,738        88,034
------------------------------------------------------------------------------------------------------------------

(1) The options granted to Mr. Palmisano were granted in April 2001 at an exercise price of $3.02 per share. The options expire ten years from the date of grant and vest over the next three years.
(2) A portion of the options granted to Dr. Chan were granted in January 2001 at an exercise price of $2.53 per share. The options expire ten years from the date of grant and vest over the next three years. A portion of the options granted to Dr. Chan were granted in June 2001 at an exercise price of $6.07 per share. The options expire in ten years from the date of grant and vest over the next three years. A portion of the options granted to Dr. Chan were granted in December 2001 at an exercise price of $3.155 per share. The options expire in ten years from the date of grant and vest over the next three years.
(3) A portion of the options granted to Mr. Patriacca were granted in April 2001 at an exercise price of $5.49 per share. The options expire ten years from the date of grant and vest over the next three years. A portion of the options granted to Mr. Patriacca were granted in June 2001 at an exercise price of $6.07 per share. The options expire ten years from the date of grant and vest over the next three years. A portion of the options granted to Mr. Patriacca were granted in December 2001 at an exercise price of $3.155 per share. The options expire ten years from the date of grant and vest over the next three years.
(4) A portion of the options granted to Dr. Schechter were granted in January 2001 at an exercise price of $2.53 per share. The options expire in ten years from the date of grant and vest over the next three years. The remaining options granted to Dr. Schechter were granted in June 2001 at an exercise price of $6.07 per share. The options expire ten years from the date of grant and vest over the next three years.
(5) A portion of the options granted to Mr. Snyder were granted in January 2001 at an exercise price of $2.53 per share. The options expire ten years from the date of grant and vest over the next three years. The remaining options granted to Mr. Snyder were granted in June 2001 at an exercise price of $6.07 per share. The options expire in ten years from the date of grant and vest over the next three years.

     The following table provides information concerning option exercises during the fiscal year ended December 31, 2001 and unexercised options held by Mr. Karloff, Mr. Palmisano, Mr. Patriacca, Dr. Schechter, Mr. Snyder and Dr. Chan as of December 31, 2001:

    AGGREGATED OPTION EXERCISES IN THE LAST FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES

                                                            Number of Securities   Value of Unexercised
                                                           Underlying Unexercised     In-The-Money
                    Shares Acquired       Value                  Options at            Options at
                    On Exercise (#)     Realized ($)          Fiscal Year-End #    Fiscal Year-End $(1)
----------------------------------------------------------------------------------------------------------
                                                              Exercisable/           Exercisable/
Name                                                          Unexercisable          Unexercisable
----------------------------------------------------------------------------------------------------------
Alvin J. Karloff        200,000       $1,036,763                   970,000/NA         1,030,875/NA
Robert J. Palmisano           0                0              310,000/690,000         9,300/20,700
Thomas C.K. Chan              0                0                16,666/88,033         8,647/17,293
Bernard R. Patriacca          0                0                   NA/178,200                NA/NA
Paul J. Schechter             0                0               255,000/35,400        12,970/12,970
Melvin Snyder                 0                0               120,000/94,100        51,880/38,910
----------------------------------------------------------------------------------------------------------

(1) The value of Mr. Karloff's, Mr. Palmisano's, Dr. Chan's, Mr. Patriacca's, Dr. Schechter's and Mr. Snyder's in-the-money unexercised options at the end of fiscal year ended December 31, 2001 was determined by multiplying the number of options held by the difference between the market price of Common Stock underlying the options on December 31, 2001 ($3.05 per share) and the exercise price of the options granted.

DIRECTORS' COMPENSATION

     Each non-employee Director of the Company receives compensation of $12,000 annually, $1,000 per regular meeting attended for the chairman of each committee, $1,000 per regular meeting attended, $500 for each special, telephone or committee meeting attended and reimbursement of travel expenses in connection with attending meetings of the Board of Directors. During 2001 ten-year stock options were granted to non-employee Directors as follows: Dr. Davis, Mr. Martin, Mr. DeLuccia, Mr. Echenberg and Dr. Zabriskie each received 20,000 options exercisable at $6.07 per share, vesting over the next three years from grant date of June 26, 2001 and Dr. Zabriskie received 10,000 options exercisable at $3.155 per share, vesting over the next three years from the grant date of December 19, 2001. Also during 2001, Dr. Davis, Mr. Martin, Mr. DeLuccia, Mr. Echenberg, Dr. Zabriskie and Peter Savas, a former director, were granted 1,000 shares of common stock for Director's services rendered from January though June 2001.

     The Company currently compensates Dr. Davis at the rate of $5,000 per month for medical and pharmaceutical consulting services.

EMPLOYMENT CONTRACTS, TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL
ARRANGEMENTS

     In May 2000 the Company's Board of Directors voted to pay Mr. Karloff a bonus of $75,000 upon the earlier of payment of a bonus to a new Chief Executive Officer or the signing of a License Agreement by the Company for one of its products. As of December 31, 2001, the bonus to Mr. Karloff was due and payable because of the bonus due to Mr. Palmisano.

     The Company had entered into an employment agreement of indefinite length effective as of November 1, 1992 with Mr. Karloff. Mr. Karloff resigned his employment with the Company effective as of April 30, 2001. During 2001, Mr. Karloff received salary totalling $125,715 and severance payments totaling $236,000 pursuant to the employment agreement.

     The Company has entered into an employment agreement of indefinite length effective as of April 9, 2001 with Mr. Palmisano. The agreement currently provides for annual compensation of $375,950. The agreement also provides for a monthly automobile allowance of $1000 net of taxes, and a bonus for 2001 equal to at least 35% of Mr. Palmisano's annual base salary received. Further, the agreement provides for the payment of 12 months' salary in the event he is terminated without cause. In addition, the agreement precludes him from competing with the Company during his employment and for a period of one year thereafter, and from disclosing confidential information.

     The Company has entered into an employment agreement of indefinite length effective as of September 24, 2001 with Thomas C.K. Chan. The agreement currently provides for annual compensation of $177,725 and for the payment of six months' salary in the event he is terminated without cause. In addition, the agreement precludes Dr. Chan from competing with the Company during his employment and for a period of two years thereafter, and from disclosing confidential information.

     The Company has entered into an employment agreement of indefinite length effective as of April 23, 2001 with Bernard Patriacca. The agreement currently provides for annual compensation of $185,000 and for the payment of six months' salary in the event he is terminated without cause. In addition, the agreement precludes Mr. Patriacca from competing with the Company during his employment and for a period of two years thereafter, and from disclosing confidential information.

     The Company has entered into an employment agreement of indefinite length effective as of June 8, 1999 with Dr. Schechter. The agreement currently provides for annual compensation of $231,525 and for the payment of six months' salary in the event he is terminated without cause. In addition, the agreement precludes Dr. Schechter from competing with the Company during his employment and for a period of two years thereafter, and from disclosing confidential information.

     The Company has entered into an employment agreement of indefinite length effective as of October 1, 2000 with Mel Snyder. The agreement currently provides for annual compensation of $194,250 and for the payment of six months' salary in the event he is terminated without cause. In addition, the agreement precludes Mr. Snyder from competing with the Company during his employment and for a period of two years thereafter, and from disclosing confidential information.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     The Company's Compensation Committee consists of Dr. Davis (Chairman) and Dr. Zabriskie.

ITEM 12.  SECURITIES OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth, as of March 1, 2002, certain information concerning ownership of the Company's common stock by (i) each person known by the Company to be the beneficial owner of more than five percent (5%) of the Company's common stock, (ii) each of the Company's Directors, (iii) each of the executive officers named in the Summary Compensation Table under "Executive Officers' Compensation" above and (iv) all Directors and executive officers as a group. Except as otherwise indicated, the stockholders listed in the table have sole voting and investment powers with respect to the shares indicated.

NAME AND ADDRESS                        NUMBER OF SHARES    PERCENTAGE
OF BENEFICIAL OWNER (1)                BENEFICIALLY OWNED    OF CLASS
--------------------------------------------------------------------------------
Alvin J. Karloff(2)(3).................     1,090,000           3.9%
Peter G. Martin(2) ....................        92,270              *
Michael A. Davis(2)....................        86,000              *
Robert J. DeLuccia(2)..................        24,600              *
Paul S. Echenberg(2)...................        23,000              *
John L. Zabriskie(2)...................       128,910              *
Robert J. Palmisano(2).................       550,000           2.0%
Thomas C.K. Chan(2)(3).................        16,666              *
Bernard R. Patriacca(2)................        45,000              *
Paul J. Schechter(2)(3)................       255,000              *
Melvin A. Snyder(2)(3).................       120,000              *
All Directors and Officers as a Group
    (11 persons) (2)(3)................     2,431,446           8.6%
-------------------------------------------------------------------------------
* Less than one percent (1%).
(1) The address of Mr. Karloff, Mr. Martin, Dr. Davis, Mr. DeLuccia, Mr. Echenberg, Dr. Zabriskie, Mr. Palmisano, Mr. Patriacca, Dr. Schechter, Mr. Snyder and Dr. Chan is c/o the Company, 110 Hartwell Avenue, Lexington, Massachusetts 02421.
(2) Includes the following numbers of shares issuable upon the exercise of stock options exercisable within 60 days: Mr. Karloff-970,000; Mr. Martin-90,000; Dr. Davis-81,000; Mr. DeLuccia-20,000; Mr. Echenberg-20,000;
     Dr. Zabriskie-23,333; Mr. Palmisano-540,000; Dr. Chan-16,666; Mr. Patriacca-40,000; Dr. Schechter-255,000; and Mr. Snyder-120,000.
(3) Does not include the following numbers of vested shares in the Company's 401(k) Plan contributed by the Company to match portions of cash contributions by the following Plan participants: Mr. Karloff-3,833; Dr. Schechter-4,263; Mr. Snyder-1,095; Dr. Chan - 1,197.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Not applicable.

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
          FORM 8-K.

(a)(1) The following Financial Statements as of December 31, 2001 and 2000 and for the three years in the period ended December 31, 2001 are filed herewith:

                                                     Page
                                                     ----
      Independent Auditors' Report                    23
      Balance Sheets                                  24
      Statements of Operations                        25
      Statements of Stockholders' Equity             26-27
      Statements of Cash Flows                       28-29
      Notes to Financial Statements                  30-39

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

4i Securities Purchase Agreement among MacroChem Corporation, Pine Ridge Financial Ltd., DMG Legacy International, Ltd., SDS Merchant Fund, LP, Par Investment Partners, L.P., Narragansett I, LP, and Narragansett Offshore Ltd., incorporated by reference to exhibits to the Company's Current Report on Form 8-K dated July 24, 2001.

4j Form of Warrant incorporated by reference to exhibits to the Company's Current Report on Form 8-K dated July 24, 2001.

4k Form of Registration Rights Agreement by and among MacroChem Corporation, Pine Ridge Financial Ltd., DMG Legacy International, Ltd., SDS Merchant Fund, LP, Par Investment Partners, L.P., Narragansett I, LP, and Narragansett Offshore Ltd., incorporated by reference to exhibits to the Company's Current Report on Form 8-K dated July 24, 2001.

10.10.1 MacroChem Corporation 2001 Incentive Plan incorporated by reference to exhibits to the Company's Form S-8 as filed on August 8, 2001.

10.10.2 1994 Equity Incentive Plan as amended November 14, 1997, incorporated by reference to exhibits to the Company's Annual Report on Form 10-K for the year ended December 31, 1997. *

10.10.3 1984 Non-Qualified Stock Option Plan as amended November 15, 1996, incorporated by reference to exhibits to the Company's Annual Report on Form 10-K for the year ended December 31, 1996. *

10.10.4 1984 Incentive Stock Option Plan as amended November 15, 1996, incorporated by reference to exhibits to the Company's Annual Report on Form 10-K for the year ended December 31, 1996. *

10a Form of Employment Agreement between the Company and Mr. Alvin J. Karloff, incorporated by reference to exhibits to the Company's Registration Statement on Form S-1 (No. 33-62042). *

10a.1 Amendment to Employment Agreement between the Company and Mr. Alvin J.
     Karloff, incorporated by reference to exhibits to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999. *

10b Form of Employment Agreement between the Company and Dr. Paul J. Schechter, incorporated by reference to exhibits to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999. *

10c Form of Employment Agreement between the Company and Mr. Kenneth L. Rice, incorporated by reference to exhibits to the Company's Annual Report on Form 10-K for the year ended December 31, 1999. *

10d Form of Employment Agreement between the Company and Mr. Mel Snyder, incorporated by reference to exhibits to the Company's Annual Report on Form 10-K for the year ended December 31, 2000. *

10e Form of Employment Agreement between the Company and Mr. Robert J. Palmisano, incorporated by reference to exhibits to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001. *

10f MacroChem Corporation Option Certificate between the Company and Robert J. Palmisano, incorporated by reference to exhibits to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001. *

10g Form of Employment Agreement between the Company and Mr. Bernard R. Patriacca, incorporated by reference to exhibits to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001. *

10h Form of Employment Agreement between the Company and Dr. Thomas C.K. Chan, incorporated by reference to exhibits to the Company's Quarterly Report on Form 10-Q for the Quarter ended September 30, 2001.*

10.11 Lease between GLB Lexington Limited Partnership and the Company dated as of July 21, 1999, for space located at 110 Hartwell Avenue, Lexington, MA 02421, incorporated by reference to exhibits to the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

23.1 Consent of Deloitte & Touche LLP

(b) No Current Reports on Form 8-K were filed in the three-month period ended December 31, 2001.

__________________________
*Management contract or compensatory plan or arrangement

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           MACROCHEM CORPORATION

Dated:  March 29, 2002                By:  /s/  Robert Palmisano
                                           ---------------------
                                           Robert Palmisano
                                           President and Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on March 29, 2002.

/s/ Robert Palmisano              President and
--------------------              Chief Executive Officer
Robert Palmisano


/s/ Bernard Patriacca             Vice President and
--------------------              Chief Financial Officer
Bernard Patriacca

/s/ John L. Zabriskie             Chairman, Board of Directors
---------------------
John L. Zabriskie, Ph.D.

/s/ Peter G. Martin               Director
-------------------
Peter G.  Martin


/s/ Michael A. Davis              Director
-----------------------
Michael A.  Davis, M.D.


/s/ Robert J. DeLuccia            Director
----------------------
Robert J. DeLuccia


/s/ Paul S. Echenberg             Director
---------------------
Paul S. Echenberg