Form 10-K/A
period 2001-12-31
MACROCHEM CORP
filed 2002-05-15
CIK 743884

As filed with the Securities and Exchange Commission on May 15, 2002

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ----------------------

                                  FORM 10-K/A
                                  AMENDMENT 1
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 0R 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
        For the Fiscal Year Ended December 31, 2001

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
        For the Transition Period from _____ to _____

                         Commission file number 0-13634

                             MACROCHEM CORPORATION
             (Exact name of registrant as specified in its charter)

        Delaware                                               04-2744744
-------------------------------                             -------------------
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                              Identification No.)

                              110 Hartwell Avenue
                         Lexington, Massachusetts 02421
                         ------------------------------
                    (Address of principal executive offices)
                                 (781) 862-4003
                               (Telephone number)

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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     THE AGGREGATE MARKET VALUE OF THE SHARES OF COMMON STOCK HELD BY NON-AFFILIATES, BASED UPON THE CLOSING PRICE OF SUCH STOCK ON MARCH 8, 2002 WAS APPROXIMATELY $86,000,000. AS OF MARCH 8, 2002, 28,163,054 SHARES OF COMMON STOCK, $.01 PAR VALUE, WERE OUTSTANDING.

     Pursuant to Rule 12b-15 of the Securities Act of 1934, we are filing this Annual Report on Form 10-K/A as Amendment No.1 to our Form 10-K, filed on March 29, 2002 for the purposes of providing revised information required by Item 8 of
Part II, Item 12 of Part III and Item 14 of Part IV. Specifically, information regarding warrants exercised disclosed in Note 4 has been revised to correct for a typographical error. The disclosure contained herein speaks as of the date of filing of the Form 10-K.

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The information required under this Item 8 is set forth on pages 3 through 19 of this report.

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

During 2000, as part of a financing, two institutional investors received warrants to purchase an aggregate of 363,322 shares of common stock at a purchase price of $5.90 per share expiring in five years. Through December 31, 2001, none of the $5.90 warrants had been exercised. In addition, the investors received a warrant to purchase additional shares at a purchase price of $.01 per share exercisable only upon certain conditions relating to the trading price of the common stock during the period following December 12, 2000. Through December 31, 2001, 880,314 of the $0.01 warrants had been exercised. There are no further exercises available under the $.01 warrants. The placement agent received a warrant to purchase 108,999 shares of common stock at a purchase price of $7.43 per share expiring in five years. Through December 31, 2001, 50,000 of the $7.43 warrants had been exercised.

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

NAME AND ADDRESS                        NUMBER OF SHARES    PERCENTAGE
OF BENEFICIAL OWNER (1)                BENEFICIALLY OWNED    OF CLASS
--------------------------------------------------------------------------------
Alvin J. Karloff(2)(3).................     1,090,000           3.9%
Peter G. Martin(2) ....................        92,270              *
Michael A. Davis(2)....................        87,000              *
Robert J. DeLuccia(2)..................        28,933              *
Paul S. Echenberg(2)...................        27,333              *
John L. Zabriskie(2)...................       129,910              *
Robert J. Palmisano(2).................       550,000           2.0%
Thomas C.K. Chan(2)(3).................        16,666              *
Bernard R. Patriacca(2)................        45,000              *
Paul J. Schechter(2)(3)................       255,000              *
Melvin A. Snyder(2)(3).................       120,000              *
All Directors and Officers as a Group
    (11 persons) (2)(3)................     2,442,112           8.7%
-------------------------------------------------------------------------------
* Less than one percent (1%).
(1) The address of Mr. Karloff, Mr. Martin, Dr. Davis, Mr. DeLuccia, Mr. Echenberg, Dr. Zabriskie, Mr. Palmisano, Mr. Patriacca, Dr. Schechter, Mr. Snyder and Dr. Chan is c/o the Company, 110 Hartwell Avenue, Lexington, Massachusetts 02421.
(2) Includes the following numbers of shares issuable upon the exercise of stock options exercisable within 60 days: Mr. Karloff-970,000; Mr. Martin-90,000; Dr. Davis-81,000; Mr. DeLuccia-23,333; Mr. Echenberg-23,333;
     Dr. Zabriskie-23,333; Mr. Palmisano-540,000; Dr. Chan-16,666; Mr. Patriacca-40,000; Dr. Schechter-255,000; and Mr. Snyder-120,000.
(3) Does not include the following numbers of vested shares in the Company's 401(k) Plan contributed by the Company to match portions of cash contributions by the following Plan participants: Mr. Karloff-3,833; Dr. Schechter-4,263; Mr. Snyder-1,095; Dr. Chan - 1,197.

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
          FORM 8-K.

(a)(1) The following Financial Statements as of December 31, 2001 and 2000 and for the three years in the period ended December 31, 2001 are filed herewith:

                                                    Page
                                                    ----
      Independent Auditors' Report                    3
      Balance Sheets                                  4
      Statements of Operations                        5
      Statements of Stockholders' Equity             6-7
      Statements of Cash Flows                       8-9
      Notes to Financial Statements                 10-19

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

23.1 Consent of Deloitte & Touche LLP

(b) No Current Reports on Form 8-K were filed in the three-month period ended December 31, 2001.

__________________________
*Management contract or compensatory plan or arrangement.

                                   SIGNATURES

     Pursuant to the requirements Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused Amendment No. 1 to this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                   MACROCHEM CORPORATION

Dated:  May 15, 2002                               By:/s/Robert J. Palmisano
                                                   ----------------------
                                                   Robert J. Palmisano
                                                   President & Chief Executive
                                                   Officer