Form 10-Q
period 2002-03-31
MACROCHEM CORP
filed 2002-05-15
CIK 743884

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    Form 10-Q


(Mark One)
[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended March 31, 2002

                                       or

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

Yes    X        No
    -------        -------

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

        Class                                     Outstanding at April 30, 2002:
----------------------------                      ------------------------------
Common Stock, $.01 par value                                27,920,137

                             MACROCHEM CORPORATION

                               INDEX TO FORM 10-Q
                               ------------------


                                                                     Page Number
                                                                     -----------
PART I    FINANCIAL INFORMATION

Item 1    Unaudited Financial Statements

               Condensed Balance Sheets
               March 31, 2002 and December 31, 2001                       3

               Condensed Statements of Operations for the
               Three months Ended March 31, 2002 and 2001                 4

               Condensed Statements of Cash Flows for the
               Three Months Ended March 31, 2002 and 2001                 5

               Notes to Unaudited Condensed Financial
               Statements                                                 6-9


Item 2     Management's Discussion and Analysis of
           Financial Condition and Results of Operations                  9-12

Item 3     Quantitative and Qualitative Disclosures About Market Risk     12


PART II    OTHER INFORMATION

Item 6     Exhibits and Reports on Form 8-K                               13

SIGNATURES                                                                14

Item 1. Financial Statements

                             MACROCHEM CORPORATION
                            CONDENSED BALANCE SHEETS
                                  (Unaudited)
                    (Amounts in thousands except share data)

                                                    March 31,       December 31,
                                                      2002             2001
                                                    ---------       ------------

                                     ASSETS
Current assets:
     Cash and cash equivalents                    $        343     $        697
     Short-term investments                             13,998           15,833
     Accounts receivable                                   ---              375
     Receivable due from related party                      25               24
     Prepaid expenses and other current assets             448              171
                                                  ------------     ------------
          Total current assets                          14,814           17,100
                                                  ------------     ------------

Property and equipment, net                                503              530
                                                  ------------     ------------

Other assets:
     Patents, net                                          629              599
     Deposits                                               29               29
                                                  ------------     ------------
          Total other assets                               658              628
                                                  ------------     ------------

Total assets                                      $     15,975     $     18,258
                                                  ============     ============

                                  LIABILITIES
Current liabilities:
     Accounts payable                             $         80     $          5
     Accrued expenses                                    1,017            1,355
                                                  ------------     ------------
          Total current liabilities                      1,097            1,360

Deferred rent                                               50               49

Total liabilities                                        1,147            1,409
                                                  ------------     ------------

Commitments and contingencies


                              STOCKHOLDERS' EQUITY
Preferred stock, authorized and unissued,
     6,000,000 shares                                      ---              ---
Common stock, $.01 par value, 60,000,000 shares
     authorized; 28,163,054 and 28,158,054 shares
     issued at March 31, 2002 and December 31, 2001,
     respectively                                          282              282
Additional paid-in capital                              73,099           73,020
Accumulated deficit                                    (57,578)         (55,374)
Unearned compensation                                      (17)             (71)
Less treasury stock, at cost, 242,917 and 253,346
     shares at March 31, 2002 and December 31,
     2001, respectively                                   (958)          (1,008)
                                                  ------------     ------------
          Total stockholders' equity                    14,828           16,849
                                                  ------------     ------------
Total liabilities and stockholders' equity        $     15,975     $     18,258
                                                  ============     ============

The accompanying notes are an integral part of these unaudited condensed financial statements.

                              MACROCHEM CORPORATION
                       CONDENSED STATEMENTS OF OPERATIONS
               For the three months ended March 31, 2002 and 2001
                                  (Unaudited)
             (Amounts in thousands except share and per share data)

                                            For the three months ended March 31,
                                            ------------------------------------
                                                   2002            2001
                                                   ----            ----
Research contract revenues                        $         43     $        ---
                                                  ------------     ------------


Operating expenses:
     Research and development                            1,235            2,544
     Marketing, general and administrative               1,064              775
     Consulting fees with related parties                   15               16
                                                  ------------     ------------
          Total operating expenses                       2,314            3,335
                                                  ------------     ------------

Loss from operations                                    (2,271)          (3,335)
                                                  ------------     ------------

Other income (expense):
     Interest income                                        67              154
                                                  ------------     ------------
          Total other income                                67              154
                                                  ------------     ------------

Net loss                                          $     (2,204)    $     (3,181)
                                                  ============     ============

Net loss per share -
     basic and diluted                            $      (0.08)    $      (0.13)
                                                  ============     ============

Weighted average shares                             27,908,000       24,454,000
outstanding (basic and diluted)


The accompanying notes are an integral part of these unaudited condensed financial statements.

                             MACROCHEM CORPORATION
                       CONDENSED STATEMENTS OF CASH FLOWS
               For the three months ended March 31, 2002 and 2001
                                  (Unaudited)
                             (Amounts in thousands)

                                            For the three months ended March 31,
                                            ------------------------------------
                                                     2002           2001
                                                     ----           ----
Cash flows from operating activities:
   Net loss                                       $     (2,204)    $     (3,181)
   Adjustments to reconcile net loss to net
      cash used by operating activities:
      Depreciation and amortization                         55               40
      Stock-based compensation                             150               64
      401(k) contribution in Company common stock           33               21
      Deferred rent                                          1                5
   Changes in assets and liabilities:
      Accounts receivable                                  375               31
      Prepaid expenses and other current assets           (278)            (137)
      Accounts payable and accrued expenses               (263)             533
                                                  ------------     ------------


Net cash used by operating activities                   (2,131)          (2,623)
                                                  ------------     ------------

Cash flows from investing activities:
   Sales of short-term investments                       1,835            2,265
   Expenditures for property and equipment                 (20)             (21)
   Additions to patents                                    (38)             (18)
                                                  ------------     ------------
Net cash provided by investing activities                1,777            2,226
                                                  ------------     ------------

Cash flows from financing activities:
   Proceeds from exercise of common stock options          ---              180
                                                  ------------     ------------
Net cash provided by financing activities                  ---              180
                                                  ------------     ------------

Net change in cash and cash equivalents                   (354)            (217)
Cash and cash equivalents at beginning of period           697              589
                                                  ------------     ------------

Cash and cash equivalents at end of period        $        343     $        372
                                                  ============     ============


The accompanying notes are an integral part of these unaudited condensed financial statements.

                              MACROCHEM CORPORATION
                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

(1) BASIS OF PRESENTATION
    ---------------------

     The financial statements included herein have been prepared by MacroChem Corporation ("MacroChem" or the "Company") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying unaudited financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows of the Company at the dates and for the periods indicated. The unaudited financial statements included herein should be read in conjunction with the audited financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

     The results disclosed in the Statement of Operations for the three months ended March 31, 2002 are not necessarily indicative of the results to be expected for the full year.

     MacroChem is a biopharmaceutical company engaged in the development and commercialization of a portfolio of products through the application of SEPA(R) (Soft Enhancer of Percutaneous Absorption), its patented topical drug delivery technology.

(2)  REVENUE RECOGNITION
     -------------------

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

(3)  BASIC AND DILUTED LOSS PER SHARE
     --------------------------------

     The following table sets forth the computation of basic and diluted loss per share:

                                                    Three Months Ended March 31,
                                                    ----------------------------
                                                        2002           2001
                                                        ----           ----
     Numerator for basic and diluted
     loss per share:
        Net loss                                   $ (2,204,000)   $ (3,181,000)
                                                   ============    ============

     Denominator for basic
     and diluted loss per share:
        Weighted average shares
           outstanding                               27,908,000      24,454,000
                                                   ============    ============

     Net loss per share - basic and
     diluted                                       $      (0.08)   $      (0.13)
                                                   ============    ============

     Potential common shares are not included in the per share calculations for diluted EPS, because the effect of their inclusion would be anti-dilutive. Anti-dilutive potential shares not included in per share calculations for the three months ended March 31, 2002 and 2001 were 4,772,575 and 5,680,366 respectively.

(4)  STOCKHOLDERS' EQUITY
     --------------------

     During the three months ended March 31, 2002, no options were granted under the 2001 Incentive Plan (the "Plan"). No options were exercised during the same period. Outright grants of 1,000 shares were issued under the Plan, during that period to each non-employee member of the Board of Directors for services rendered from July through December 2001. Also during the same period, 7,100 options were canceled under the Plan.

     Under the 1994 Equity Incentive Plan (the "1994 Plan"), no shares were exercised during the three-month period ended March 31, 2002. During the same period, 11,000 options were canceled under the 1994 Plan.

     During the three months ended March 31, 2002, no options were exercised under the 1984 Non Qualified Plan (the "1984 Plan").

     Warrants to purchase common stock were issued in connection with an October 2000 private placement to two institutional investors. The warrants issued consist of warrants to purchase an aggregate of 363,322 shares of common stock at a purchase price of $5.90 per share for five years. Through March 31, 2002, none of the $5.90 warrants had been exercised. Additionally, each investor received a warrant to purchase additional shares of common stock at a purchase price of $.01 per share exercisable only upon certain conditions relating to the trading price of common stock during the period following the effectiveness of the related registration statement. A total of 880,314 of the $.01 warrants were exercised. There are no further exercises available under these $.01 warrants. The placement agent received a warrant to purchase 108,999 shares of common stock at a purchase price of $7.43 for five years. Through March 31, 2002, 50,000 of the $7.43 warrants had been exercised. None were exercised in the three months ended March 31, 2002.

     In July 2001, the Company sold 1,566,047 shares of its common stock for approximately $10,148,000 in gross proceeds ($9,406,000 net of issuance costs) in a private placement to institutional investors.

     The investors in the July 2001 transaction also received warrants to purchase an aggregate of 313,209 shares of common stock at a purchase price of $8.995 per share. These warrants expire five years from the closing date and are callable by the Company if the closing price of the stock is higher than $17.99 for 15 consecutive trading days at any time before expiration. As of March 31, 2002, none of the $8.995 warrants had been exercised.

(5)  COMPREHENSIVE INCOME
     --------------------

     The Company reports comprehensive income in accordance with Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income", which requires businesses to disclose comprehensive income and its components in their general-purpose financial statements. Comprehensive income (loss) is equal to the Company's net loss for the three months ended March 31, 2002 and 2001.

(6)  RECENT ACCOUNTING PRONOUNCEMENTS
     --------------------------------

     In June 2001, the Financial Accounting Standards Board ("FASB") issued two new pronouncements: Statement of Financial Accounting Standards ("SFAS") No. 141, Business Combinations ("SFAS No. 141"), and SFAS No. 142, Goodwill and Other Intangible Assets ("SFAS No. 142"). SFAS No. 141 is effective as follows: a) use of the pooling-of-interest method is prohibited for business combinations initiated after June 30, 2001; and b) the provisions of SFAS No. 141 also apply to all business combinations accounted for by the purchase method that are completed after June 30, 2001 (that is, the date of acquisition is July 2001 or later). SFAS No. 142 is effective for fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized in an entity's statement of financial position at that date, regardless of when those assets were initially recognized. SFAS No. 142 requires that upon adoption, amortization of goodwill and other intangible assets with indefinite useful lives will cease and instead, the carrying value of these assets will be evaluated for impairment on an annual basis. On January 1, 2002, the Company adopted these statements, which had no effect on the Company's financial position or results of operations.

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement supercedes SFAS No. 121, and the accounting and reporting provisions of APB 30, for the disposal of a segment of a business. The provisions of SFAS No. 144 were required to be adopted by the Company effective January 1, 2002. On January 1, 2002, the

     Company adopted this statement, which had no effect on the Company's financial position or results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL
-------

MacroChem's primary business is the development of pharmaceutical products for commercialization by employing SEPA(R) (Soft Enhancer of Percutaneous Absorption), its patented drug delivery technology. SEPA compounds, when properly combined with drugs, provide pharmaceutical formulations (creams, gels, lacquers, solutions, etc.) that enhance the transdermal delivery of drugs into the skin or into the bloodstream. The Company currently derives no significant revenue from product sales, royalties or license fees. The Company is developing specific SEPA formulations for use with proprietary and non-proprietary drugs manufactured by other pharmaceutical companies, and to commercialize these products through the formation of partnerships, strategic alliances and licensing arrangements with those companies. In order to attract strategic, development or marketing partners, the Company is conducting clinical testing of certain SEPA-enhanced drugs.

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

CRITICAL ACCOUNTING POLICIES
----------------------------

Note 1 of the consolidated financial statements included within the Company's Form 10-K for the year ended December 31, 2001, includes a summary of the significant accounting policies and methods used in the preparation of our consolidated financial statements. The following is a brief discussion of the more significant accounting policies and methods used by us.

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

The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its financial statements. As more fully described in the notes to the consolidated financial statements included in the Form 10-K for the year ended December 31, 2001, we derive revenue from research and co-development programs. Research and development funding is generally recognized as revenue at the time the research and development activities are performed under the terms of the related agreements, when the counter-party is obligated to pay, and when no future performance obligation exists. Research and co-development revenue is billed on a cost reimbursement basis, which includes direct costs incurred in connection with research activities and an allocation of certain other costs incurred by the Company. Research and development costs are charged to operations as incurred. Costs and expenses incurred in connection with pending patent applications are deferred. Costs related to successful patent applications are amortized over the estimated useful lives of the patents using the straight-line method. Accumulated costs related to patents or deferred patent application costs that are considered to have limited future value are charged to operations.

RESULTS OF OPERATIONS
---------------------

Revenues, consisting of research contract revenues, increased $43,000 in the three-month period ended March 31, 2002. The increase in revenues during the three-month period ended March 31, 2002 is the result of the Company obtaining a small business grant in September of 2001, funded by the Department of Health and Human Services.

Research and development expenses decreased $1,309,000, or 51%, to $1,235,000 in the three-month period ended March 31, 2002 from $2,544,000 in the three-month period ended March 31, 2001. This decrease in the three-month period is primarily attributable to a higher volume of Topiglan Phase III clinical trial studies being performed during the first quarter of 2001. The level of research and development expenses is highly dependent on the timing and extent of new and ongoing clinical trials.

Marketing, general and administrative expenses increased $289,000, or 37%, to $1,064,000 in the three months ended March 31, 2002 from $775,000 in the three-month period ended March 31, 2001. The increase in the three-month period is primarily attributable to salary increases, additional personnel, including an in-house legal counsel and administrative assistant, and an increase in related personnel expenses, offset by a decrease in fees paid for financial advisory services and legal fees. We anticipate no significant incremental increases in marketing, general and administrative expenses for the next three quarters.

Other income decreased $87,000, or 56%, to $67,000 in the three-month period ended March 31, 2002 from $154,000 in the three-month period ended March 31, 2001. The decrease in the three-month period is due to an average lower invested balance of cash and cash equivalents resulting from funds used in Company operations and a decrease in overall return rates.

For the reasons described above, net loss decreased $977,000, or 31%, to $2,204,000 in the three-month period ended March 31, 2002 from $3,181,000 in the three-month period ended March 31, 2001.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Since inception, the primary source of funding for the Company's operations has been the private and public sale of its securities, and to a lesser extent, the licensing of its proprietary technology and products, government grants and the limited sales of products and test materials. During the first three months of 2002, the Company did not receive any net proceeds from the exercise of stock options and warrants compared to approximately $180,000 from the exercise of stock options for the three months ended March 31, 2001.

At March 31, 2002, working capital was approximately $13,700,000, compared to $15,700,000 at December 31, 2001. The decrease in the Company's working capital was due primarily to funds used for operations and resulted in a lower balance of cash and equivalents and short term investments. Until such time as the Company obtains agreements with third-party licensees or partners to provide funding for the Company's anticipated business activities or the Company is able to obtain additional funds through the private or public sale of its securities, the Company's working capital will be utilized primarily to fund its operating activities.

Capital expenditures and additional patent development costs for the three months ended March 31, 2002 were approximately $58,000. The Company anticipates additional capital expenditures of approximately $200,000 for the remainder of the current year.

The Company's long term capital requirements will depend upon numerous factors, including the progress of the Company's research and development programs; the resources that the Company devotes to self-funded clinical testing of SEPA-enhanced compounds, proprietary manufacturing methods and advanced technologies; the ability of the Company to enter into licensing arrangements or other strategic alliances; the ability of the Company to manufacture products under those arrangements and the demand for its products or the products of its licensees or strategic partners if and when approved for sale by regulatory authorities. In any event, substantial additional funds may be required before the Company is able to generate revenues sufficient to support its operations. There is no assurance that the Company will be able to obtain such additional funds on favorable terms, if at all. The Company's inability to raise sufficient funds could require it to delay, scale back or eliminate certain research and development programs. The Company believes that its existing cash, cash equivalents and short term investments will be sufficient to meet its operating expenses and capital expenditure requirements for at least the next twelve months. The Company's cash requirements may vary materially from those now planned because of changes in focus and direction of the Company's research and development programs, competitive and technical advances, patent developments or other developments. It is not believed that inflation will have any significant effect on the results of the Company's operations.

RECENT ACCOUNTING PRONOUNCEMENTS
--------------------------------

In June 2001, the Financial Accounting Standards Board ("FASB") issued two new pronouncements: Statement of Financial Accounting Standards ("SFAS") No. 141, Business Combinations ("SFAS No. 141"), and SFAS No. 142, Goodwill and Other Intangible Assets ("SFAS No. 142"). SFAS No. 141 is effective as follows: a) use of the pooling-of-interest method is prohibited for business combinations initiated after June 30, 2001; and b) the provisions of SFAS No. 141 also apply to all business combinations accounted for by the purchase method that are completed after June 30, 2001 (that is, the date of acquisition is July 2001 or later). SFAS No. 142 is effective for fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized in an entity's statement of financial position at that date, regardless of when those assets were initially recognized. SFAS No. 142 requires that upon adoption, amortization of goodwill and other intangible assets with indefinite useful lives will cease and instead, the carrying value of these assets will be evaluated for impairment on an annual basis. On January 1, 2002, the Company adopted these statements, which had no effect on the Company's financial position or results of operations.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement supercedes SFAS No. 121, and the accounting and reporting provisions of APB 30, for the disposal of a segment of a business. The provisions of SFAS No. 144 were required to be adopted by the Company effective January 1, 2002. On January 1, 2002, the Company adopted this statement, which had no effect on the Company's financial position or results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

As of March 31, 2002, the Company is exposed to market risks which relate primarily to changes in U.S. interest rates. The Company's cash equivalents and short term investments are subject to interest rate risk and will decline in value if interest rates increase. Due to the short duration of these financial instruments, generally one year or less, changes to interest rates would not have a material effect upon the Company's financial position. A hypothetical 10% change in interest rates would not have a material effect on our Statement of Operations or Cash Flows for the three months ending March 31, 2002.

THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. THE COMPANY'S ACTUAL RESULTS MAY DIFFER SIGNIFICANTLY FROM THE RESULTS DISCUSSED IN THE FORWARD-LOOKING STATEMENTS IN THIS REPORT AND IN FORWARD-LOOKING STATEMENTS MADE FROM TIME TO TIME BY THE COMPANY ON THE BASIS OF MANAGEMENT'S THEN-CURRENT EXPECTATIONS. FACTORS THAT MIGHT CAUSE SUCH A DIFFERENCE INCLUDE, BUT ARE NOT LIMITED TO THE FOLLOWING: THE COMPANY'S HISTORY OF OPERATING LOSSES AND NEED FOR CONTINUED WORKING CAPITAL; TECHNOLOGICAL UNCERTAINTY RELATING TO TRANSDERMAL DRUG DELIVERY SYSTEMS AND THE EARLY STAGE OF DEVELOPMENT OF THE COMPANY'S PROPOSED PRODUCTS; THE COMPANY'S NEED FOR SIGNIFICANT ADDITIONAL PRODUCT DEVELOPMENT EFFORTS AND ADDITIONAL FINANCING; UNCERTAINTIES RELATED TO CLINICAL TRIALS OF THE COMPANY'S PROPOSED PRODUCTS; THE COMPANY'S DEPENDENCE ON THIRD PARTIES FOR COMMERCIALIZATION; NO ASSURANCE OF LICENSE ARRANGEMENTS; THE LACK OF SUCCESS OF THE COMPANY'S PRIOR DEVELOPMENT EFFORTS; UNCERTAINTIES RELATING TO GOVERNMENT REGULATION AND REGULATORY APPROVALS; THE COMPANY'S DEPENDENCE ON THIRD PARTIES FOR THE FDA APPLICATION PROCESS; THE COMPANY'S LACK OF EXPERIENCED MARKETING PERSONNEL AND DEPENDENCE ON THIRD PARTIES FOR MARKETING AND DISTRIBUTION; THE COMPANY'S DEPENDENCE ON THIRD PARTIES FOR MANUFACTURING; THE COMPANY'S RELIANCE ON KEY EMPLOYEES, THE LIMITED PERSONNEL OF THE COMPANY AND ITS DEPENDENCE ON ACCESS TO SCIENTIFIC TALENT; UNCERTAINTIES RELATING TO COMPETITION, PATENTS AND PROPRIETARY TECHNOLOGY; UNCERTAINTIES RELATING TO RISKS OF PRODUCT LIABILITY CLAIMS, LACK OF PRODUCT LIABILITY INSURANCE, AND EXPENSE AND DIFFICULTY OF OBTAINING ADEQUATE INSURANCE COVERAGE; UNCERTAINTY OF PHARMACEUTICAL PRICING AND RELATED MATTERS; AND OTHER FACTORS. ADDITIONAL INFORMATION ON THESE AND OTHER FACTORS WHICH COULD AFFECT THE COMPANY'S ACTUAL RESULTS AND EXPERIENCE ARE INCLUDED IN THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2001 AND, IN PARTICULAR, THE SECTION ENTITLED "RISK FACTORS".

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


                                                MacroChem Corporation
                                                ---------------------
                                                (Registrant)



May 15, 2002                                    /s/ Robert Palmisano
                                                --------------------------------
                                                Robert Palmisano
                                                President and Chief Executive
                                                Officer
                                                (Principal Executive Officer)

                                                /s/ Bernard Patriacca
                                                --------------------------------
                                                Bernard Patriacca
                                                Chief Financial Officer
                                                (Principal Financial Officer)