Form 10-Q
period 2002-06-30
MACROCHEM CORP
filed 2002-08-14
CIK 743884

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    Form 10-Q

(Mark One)
[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2002

                                       or

[  ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                   For the Transition Period from ____ to ____

                         Commission file number 0-13634

                              MACROCHEM CORPORATION
                              ---------------------
             (Exact name of registrant as specified in its charter)


             Delaware                                           04-2744744
-----------------------------------                        ---------------------
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

Yes    X          No
    -------          -------

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                                    Outstanding at July 31, 2002:
----------------------------                       -----------------------------
Common Stock, $.01 par value                                 27,932,804

                              MACROCHEM CORPORATION

                               INDEX TO FORM 10-Q
                               ------------------

                                                                     Page Number
                                                                     -----------
PART I   FINANCIAL INFORMATION

Item 1   Unaudited Financial Statements

              Condensed Balance Sheets
              June 30, 2002 and December 31, 2001                         3

              Condensed Statements of Operations for the
              Three and Six months Ended June 30, 2002 and 2001           4

              Condensed Statements of Cash Flows for the
              Six Months Ended June 30, 2002 and 2001                     5

              Notes to Unaudited Condensed Financial
              Statements                                                 6-8


Item 2   Management's Discussion and Analysis of
         Financial Condition and Results of Operations                   9-12

Item 3   Quantitative and Qualitative Disclosures About Market Risk     12-13


PART II  OTHER INFORMATION

Item 4   Submission of Matters to a Vote of Security Holders             14

Item 6   Exhibits and Reports on Form 8-K                                14

SIGNATURES                                                               15

EXHIBIT INDEX                                                            16

ITEM 1.       FINANCIAL STATEMENTS

                                             MACROCHEM CORPORATION
                                           CONDENSED BALANCE SHEETS
                                                  (Unaudited)
                                   (Amounts in thousands except share data)

                                                                            June 30,             December 31,
                                                                              2002                   2001
                                                                        ---------------        ---------------

                                     ASSETS
Current assets:
       Cash and cash equivalents                                        $         1,040        $           697
       Short-term investments                                                    11,050                 15,833
       Accounts receivable                                                          ---                    375
       Receivable due from related party                                             25                     24
       Prepaid expenses and other current assets                                    353                    171
                                                                        ---------------        ---------------
           Total current assets                                                  12,468                 17,100
                                                                        ---------------        ---------------

Property and equipment, net                                                         465                    530
                                                                        ---------------        ---------------

Other assets:
       Patents, net                                                                 622                    599
       Deposits                                                                      29                     29
                                                                        ---------------        ---------------
           Total other assets                                                       651                    628
                                                                        ---------------        ---------------

Total assets                                                            $        13,584        $        18,258
                                                                        ===============        ===============

                                   LIABILITIES

Current liabilities:
       Accounts payable                                                 $            27        $             5
       Accrued expenses                                                             770                  1,355
                                                                        ---------------        ---------------
           Total current liabilities                                                797                  1,360

Deferred rent                                                                        50                     49
                                                                        ---------------        ---------------

Total liabilities                                                                   847                  1,409
                                                                        ---------------        ---------------

Commitments and contingencies

                                                STOCKHOLDERS' EQUITY
Preferred stock, authorized and unissued, 6,000,000 shares                          ---                    ---
Common stock, $.01 par value, 60,000,000 shares authorized;
       28,163,054 and 28,158,054 shares issued at June 30,
       2002 and December 31, 2001, respectively                                     282                    282
Additional paid-in capital                                                       73,083                 73,020
Accumulated deficit                                                            (59,726)               (55,374)
Unearned compensation                                                               (4)                   (71)
Less treasury stock, at cost, 230,250 and 253,346
       shares at June 30, 2002 and December 31, 2001,
       respectively                                                              (898)                (1,008)
                                                                        ---------------        ---------------
           Total stockholders' equity                                            12,737                 16,849
                                                                        ---------------        ---------------
Total liabilities and stockholders' equity                              $        13,584        $        18,258
                                                                        ===============        ===============

The accompanying notes are an integral part of these unaudited condensed financial statements.

                                                 MACROCHEM CORPORATION
                                          CONDENSED STATEMENTS OF OPERATIONS
                               For the three and six months ended June 30, 2002 and 2001
                                                      (Unaudited)
                                (Amounts in thousands except share and per share data)


                                               For the three months ended June 30,   For the six months ended June 30,
                                               -----------------------------------   ---------------------------------
                                                     2002              2001                 2002            2001
                                                     ----              ----                 ----            ----

Research contract revenues                        $       ---      $       ---          $        43      $       ---
                                                  -----------      -----------          -----------      -----------


Operating expenses:
    Research and development                              964            2,481                2,199            5,025
    Marketing, general and administrative               1,222            1,145                2,286            1,921
    Consulting fees with related parties                   15               15                   30               31
                                                  -----------      -----------          -----------      -----------
       Total operating expenses                         2,201            3,641                4,515            6,977
                                                  -----------      -----------          -----------      -----------

Loss from operations                                  (2,201)          (3,641)              (4,472)          (6,977)
                                                  ----------       ----------           -----------      -----------

Other income (expense):
    Interest income                                        53              191                  120              345
                                                  -----------      -----------          -----------      -----------
       Total other income                                  53              191                  120              345
                                                  -----------      -----------          -----------      -----------

Net loss                                          $   (2,148)      $   (3,450)          $   (4,352)      $   (6,632)
                                                  ===========      ===========          ===========      ===========

Net loss per share -
    basic and diluted                             $    (0.08)      $    (0.13)          $    (0.16)      $    (0.28)
                                                  ===========      ===========          ===========      ===========

Weighted average shares                            27,920,000       25,862,000           27,914,000       23,332,000
outstanding (basic and diluted)


The accompanying notes are an integral part of these unaudited condensed financial statements.

                                              MACROCHEM CORPORATION
                                       CONDENSED STATEMENTS OF CASH FLOWS
                                 For the six months ended June 30, 2002 and 2001
                                                   (Unaudited)
                                             (Amounts in thousands)

                                                                               For the six months ended June 30,
                                                                               ---------------------------------
                                                                                   2002                  2001
                                                                                   ----                  ----
Cash flows from operating activities:
       Net loss                                                              $    (4,352)          $   (6,632)
       Adjustments to reconcile net loss to net cash
         used by operating activities:
           Depreciation and amortization                                              109                   81
           Stock-based compensation                                                   185                  329
           401(k) contribution in Company common stock                                 55                   47
           Deferred rent                                                                1                    7
       Changes in assets and liabilities:
           Accounts receivable                                                        375                   31
           Prepaid expenses and other current assets                                (182)                 (64)
           Accounts payable and accrued expenses                                    (562)                  522
                                                                             ------------          -----------


Net cash used by operating activities                                             (4,371)              (5,679)
                                                                             ------------          -----------

Cash flows from investing activities:
       Sales of short-term investments                                              4,783                4,333
       Expenditures for property and equipment                                       (28)                (190)
       Additions to patents                                                          (39)                 (18)
                                                                             ------------          -----------
Net cash provided by investing activities                                           4,716                4,125
                                                                             ------------          -----------

Cash flows from financing activities:
       Proceeds from exercise of common stock options                                 ---                1,854
       Proceeds from exercise of warrants                                             ---                  372
                                                                             ------------          -----------
Net cash provided by financing activities                                             ---                2,226
                                                                             ------------          -----------

Net change in cash and cash equivalents                                               343                  672
Cash and cash equivalents at beginning of period                                      697                  589
                                                                             ------------          -----------

Cash and cash equivalents at end of period                                   $      1,040          $     1,261
                                                                             ============          ===========


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

         The results disclosed in the Statement of Operations for the six months ended June 30, 2002 are not necessarily indicative of the results to be expected for the full year.

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

(3)      Basic and Diluted Loss Per Share
         --------------------------------

         The following table sets forth the computation of basic and diluted loss per share:

                                                     Three Months Ended June 30,         Six Months Ended June 30,
                                                     ---------------------------         -------------------------
                                                         2002             2001              2002           2001
                                                         ----             ----              ----           ----
           Numerator for basic and diluted
           loss per share:
              Net loss                              $ (2,148,000)     $(3,450,000)      $(4,352,000)    $(6,632,000)
                                                    =============     ============      ============    ============

           Denominator for basic and diluted
           loss per share:
              Weighted average shares
                outstanding                           27,920,000       25,862,000        27,914,000      23,332,000
                                                    =============     ============      ============    ============

           Net loss per share - basic and
           diluted                                  $      (0.08)     $     (0.13)      $     (0.16)    $     (0.28)
                                                    =============     ============      ============    ============


         Potential common shares are not included in the per share calculations for diluted EPS, because the effect of their inclusion would be anti-dilutive. Anti-dilutive potential shares not included in per share calculations for the six months ended June 30, 2002 and 2001 were 5,075,485 and 4,399,966 respectively.

(4)      Stockholders' Equity
         --------------------

         During the six months ended June 30, 2002, 493,000 options were granted under the 2001 Incentive Plan (the "Plan"). No options were exercised during the same period. Also during the same period, 46,100 options were canceled under the Plan.

         Under the 1994 Equity Incentive Plan (the "1994 Plan"), no shares were exercised during the six-month period ended June 30, 2002. During the same period, 144,000 options were canceled under the 1994 Plan.

         During the six months ended June 30, 2002, no options were exercised or canceled under the 1984 Non Qualified Plan.

         Warrants to purchase common stock were issued in connection with an October 2000 private placement to two institutional investors. The warrants issued consist of warrants to purchase an aggregate of 363,322 shares of common stock at a purchase price of $5.90 per share for five years. Through June 30, 2002, none of the $5.90 warrants had been exercised. Additionally, each investor received a warrant to purchase additional shares of common stock at a purchase price of $.01 per share exercisable only upon certain conditions relating to the trading price of common stock during the period following the effectiveness of the related registration statement. A total of 880,314 of the $.01 warrants were exercised through June 30, 2001, and there are no further exercises available under these $.01 warrants. The placement agent received a warrant to purchase 108,999 shares of common stock at a purchase price of $7.43 for five years. Through June 30, 2002, 50,000 of the $7.43 warrants had been exercised. None were exercised in the six months ended June 30, 2002.

         In July 2001, the Company sold 1,566,047 shares of its common stock for approximately $10,148,000 in gross proceeds ($9,406,000 net of issuance costs) in a private placement to institutional investors.

         The investors in the July 2001 transaction also received warrants to purchase an aggregate of 313,209 shares of common stock at a purchase price of $8.995 per share. These warrants expire five years from the closing date and are callable by the Company if the closing price of the stock is higher than $17.99 for 15 consecutive trading days at any time before expiration. As of June 30, 2002, none of the $8.995 warrants had been exercised.

(5)      Comprehensive Income
         --------------------

         The Company reports comprehensive income in accordance with Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income", which requires businesses to disclose comprehensive income and its components in their general-purpose financial statements. Comprehensive income (loss) is equal to the Company's net loss for the six months ended June 30, 2002 and 2001.

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

Results of Operations
---------------------

Revenues, consisting of research contract revenues, were zero in the three-month period ended June 30, 2002 and increased to $43,000, in the six-month period ended June 30, 2002. The increase in revenues during the six-month period ended June 30, 2002 is the result of the Company obtaining a small business grant in September of 2001, funded by the Department of Health and Human Services.

Research and development expenses decreased $1,517,000, or 61%, to $964,000 in the three-month period ended June 30, 2002 from $2,481,000 in the three-month period ended June 30, 2001 and decreased $2,826,000, or 56%, to $2,199,000 in the six-month period ended June 30, 2002. The decrease in the three and six-month period is primarily attributable to the funding of Topiglan Phase III clinical trial studies being performed during the first and second quarters of 2001. The level of research and development expenses is highly dependent on the timing and extent of new and ongoing clinical trials.

Marketing, general and administrative expenses increased $77,000, or 7%, to $1,222,000 in the three months ended June 30, 2002 from $1,145,000 in the three-month period ended June 30, 2001 and increased $365,000, or 19%, to $2,286,000 in the six months ended June 30, 2002 from $1,921,000 in the six months ended June 30, 2001. The increase in the three and six-month periods is primarily attributable to normal yearly salary increases, additional personnel, including an in-house legal counsel and administrative assistant, and an increase in related personnel expenses, offset by a decrease in stock compensation expense and legal fees. We anticipate no significant incremental increases in marketing, general and administrative expenses for the next two quarters.

Other income decreased $138,000, or 72%, to $53,000 in the three-month period ended June 30, 2002 from $191,000 in the three-month period ended June 30, 2001 and decreased $225,000, or 65%, to $120,000 in the six-month period ended June 30, 2002 from $345,000 in the six months ended June 30, 2001. The decrease in the three and six-month periods were due to an average lower invested balance of cash and cash equivalents resulting from funds used in Company operations and a decrease in overall return rates.

For the reasons described above, net loss decreased $1,302,000, or 38%, to $2,148,000 in the three-month period ended June 30, 2002 from $3,450,000 in the three-month period ended June 30, 2001 and decreased $2,280,000, or 34%, to $4,352,000 in the six-month period ended June 30, 2002 from $6,632,000 in the six months ended June 30, 2001.

Liquidity and Capital Resources
-------------------------------

Since inception, the primary source of funding for the Company's operations has been the private and public sale of its securities, and to a lesser extent, the licensing of its proprietary technology and products, government grants and the limited sales of products and test materials. During the first six months of 2002, the Company did not receive any net proceeds from the exercise of stock options and warrants compared to approximately $2,226,000 from the exercise of stock options for the six months ended June 30, 2001.

At June 30, 2002, working capital was approximately $11,700,000, compared to $15,700,000 at December 31, 2001. The decrease in the Company's working capital was due primarily to funds used for operations and resulted in a lower balance of cash and equivalents and short term investments. Until such time as the Company obtains agreements with third-party licensees or partners to provide funding for the Company's anticipated business activities or the Company is able to obtain additional funds through the private or public sale of its securities, the Company's working capital will be utilized primarily to fund its operating activities.

Capital expenditures and additional patent development costs for the six months ended June 30, 2002 were approximately $67,000. The Company anticipates additional capital expenditures of approximately $190,000 for the remainder of the current year.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

As of June 30, 2002, the Company is exposed to market risks which relate primarily to changes in U.S. interest rates. The Company's cash equivalents and short term investments are subject to interest rate risk and will decline in value if interest rates increase. Due to the short duration of these financial instruments, generally one year or less, changes to interest rates would not have a material effect upon the Company's financial position. A hypothetical 10% change in interest rates would not have a material effect on our Statement of Operations or Cash Flows for the six months ending June 30, 2002.

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

PART II - OTHER INFORMATION


ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company's Annual Meeting of Stockholders was held on June 27, 2002. At the meeting (i) all six director nominees were elected and (ii) the appointment of Deloitte & Touche LLP as the independent auditors was ratified.

    (i) The following directors were elected for one-year terms by the votes indicated:

           Robert J. Palmisano, 25,733,270 for, 390,550 against or withheld; John L. Zabriskie, 25,766,045 for, 357,775 against or withheld; Peter
           G. Martin, 25,765,945 for, 357,875 against or withheld; Michael A. Davis, 25,765,800 for, 358,020 against or withheld; Robert J. DeLuccia, 25,766,045 for, 357,775 against or withheld; and Paul S. Echenberg, 25,765,945 for, 357,875 against or withheld.

    (ii) The appointment of Deloitte & Touche LLP was ratified by a vote of 25,949,930 for, 107,252 against and 66,638 abstaining.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.

           (a)    The following exhibits are filed herewith:

                  10.1 Form of Employment Agreement between the Company and Dennis R. Fowler, M.D., Ph.D.
                  99.1 Certification Pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as Adopted Pursuant to
                           Section 906 of the Sarbanes-Oxley Act of 2002.

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


                                          MacroChem Corporation
                                          ---------------------
                                          (Registrant)



August 14, 2002                           /s/ Robert Palmisano
                                         ---------------------------------------
                                          Robert Palmisano
                                          President and Chief Executive Officer
                                          (Principal Executive Officer)


                                          /s/ Bernard Patriacca
                                          --------------------------------------
                                          Bernard Patriacca
                                          Chief Financial Officer
                                          (Principal Financial Officer)

                                  EXHIBIT INDEX

The following designated exhibits are filed herewith:

10.1 Form of Employment Agreement between the Company and Dennis R. Fowler, M.D., Ph.D.

99.1 Certification Pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.