Form 10-Q
period 2002-09-30
MACROCHEM CORP
filed 2002-11-14
CIK 743884

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    Form 10-Q


(Mark One)
[X]              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 2002

                                       or

[ ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                    For the Transition Period from ____ to ____

                         Commission file number 0-13634

                              MACROCHEM CORPORATION
                              ---------------------
             (Exact name of registrant as specified in its charter)


             Delaware                                            04-2744744
----------------------------------                         ---------------------
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

Yes     X          No
    ---------          ---------

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                                 Outstanding at November 7, 2002:
-----------------------------                   --------------------------------
Common Stock, $.01 par value                               27,952,194

                              MACROCHEM CORPORATION

                               INDEX TO FORM 10-Q


                                                                     Page Number
                                                                     -----------
PART I       FINANCIAL INFORMATION

Item 1       Unaudited Financial Statements

                 Condensed Balance Sheets
                 September 30, 2002 and December 31, 2001                 3

                 Condensed Statements of Operations for the
                 Three and Nine months Ended September 30, 2002           4
                 and 2001

                 Condensed Statements of Cash Flows for the
                 Nine Months Ended September 30, 2002 and 2001            5

                 Notes to Unaudited Condensed Financial
                 Statements                                              6-10


Item 2       Management's Discussion and Analysis of
             Financial Condition and Results of Operations              10-14

Item 3       Quantitative and Qualitative Disclosures About Market Risk  15

Item 4       Control and Procedures                                      15

PART II      OTHER INFORMATION

Item 6       Exhibits and Reports on Form 8-K                            16

SIGNATURES                                                               17

CERTIFICATIONS PURSUANT TO SECTION 302 OF THE                           18-21
SARBANES-OXLEY ACT OF 2002

EXHIBIT INDEX                                                            22

ITEM 1.       FINANCIAL STATEMENTS

                                                        MACROCHEM CORPORATION
                                                      CONDENSED BALANCE SHEETS
                                                             (Unaudited)
                                              (Amounts in thousands except share data)

                                                                          September 30,          December 31,
                                                                              2002                   2001
                                                                        ---------------        ---------------

                                     ASSETS
Current assets:
       Cash and cash equivalents                                        $           251        $           697
       Short-term investments                                                    10,088                 15,833
       Accounts receivable                                                          ---                    375
       Receivable due from related party                                             25                     24
       Prepaid expenses and other current assets                                    300                    171
                                                                        ---------------        ---------------
           Total current assets                                                  10,664                 17,100
                                                                        ---------------        ---------------

Property and equipment, net                                                         422                    530
                                                                        ---------------        ---------------

Other assets:
       Patents, net                                                                 615                    599
       Deposits                                                                      29                     29
                                                                        ---------------        ---------------
           Total other assets                                                       644                    628
                                                                        ---------------        ---------------

Total assets                                                            $        11,730        $        18,258
                                                                        ===============        ===============

                                   LIABILITIES
Current liabilities:
       Accounts payable                                                 $           ---        $             5
       Accrued expenses                                                             409                  1,355
                                                                        ---------------        ---------------
           Total current liabilities                                                409                  1,360

Deferred rent                                                                        49                     49
                                                                        ---------------        ---------------

Total liabilities                                                                   458                  1,409
                                                                        ---------------        ---------------

Commitments and contingencies

                              STOCKHOLDERS' EQUITY
Preferred stock, authorized and unissued, 6,000,000 shares                          ---                    ---
Common stock, $.01 par value, 60,000,000 shares authorized;
       28,163,054 and 28,158,054 shares issued at September 30,
       2002 and December 31, 2001, respectively                                     282                    282
Additional paid-in capital                                                       73,056                 73,020
Accumulated deficit                                                            (61,255)               (55,374)
Unearned compensation                                                               (4)                   (71)
Less treasury stock, at cost, 210,860 and 253,346
       shares at September 30, 2002 and December 31, 2001,
       respectively                                                               (807)                (1,008)
                                                                        ---------------        ---------------
           Total stockholders' equity                                            11,272                 16,849
                                                                        ---------------        ---------------
Total liabilities and stockholders' equity                              $        11,730        $        18,258
                                                                        ===============        ===============


The accompanying notes are an integral part of these unaudited condensed financial statements.


                                                        MACROCHEM CORPORATION
                                                 CONDENSED STATEMENTS OF OPERATIONS
                                   For the three and nine months ended September 30, 2002 and 2001
                                                             (Unaudited)
                                       (Amounts in thousands except share and per share data)

                                                   For the three months ended            For the nine months ended
                                                  ----------------------------          -----------------------------
                                                          September 30,                        September 30,
                                                          -------------                        -------------
                                                     2002              2001                 2002            2001
                                                     ----              ----                 ----            ----

Research contract revenues                        $       ---      $       189          $        43      $       189
                                                  -----------      -----------          -----------      -----------


Operating expenses:
    Research and development                            1,004            2,456                3,204            7,481
    Marketing, general and administrative                 555              942                2,841            2,862
    Consulting fees with related parties                   11               15                   41               46
                                                  -----------      -----------          -----------      -----------
       Total operating expenses                         1,570            3,413                6,086           10,389
                                                  -----------      -----------          -----------      -----------

Loss from operations                                  (1,570)          (3,224)              (6,043)         (10,200)
                                                  -----------      -----------          -----------      -----------

Other income (expense):
    Interest income                                        42              185                  162              530
                                                  -----------      -----------          -----------      -----------
       Total other income                                  42              185                  162              530
                                                  -----------      -----------          -----------      -----------

Net loss                                          $   (1,528)      $   (3,039)          $   (5,881)      $   (9,670)
                                                  ===========      ===========          ===========      ===========

Net loss per share -
    basic and diluted                             $    (0.05)      $    (0.11)          $    (0.21)      $    (0.39)
                                                  ===========      ===========          ===========      ===========

Weighted average shares                            27,933,000       27,177,000           27,921,000       24,574,000
outstanding (basic and diluted)



The accompanying notes are an integral part of these unaudited condensed financial statements.


                                                        MACROCHEM CORPORATION
                                                 CONDENSED STATEMENTS OF CASH FLOWS
                                        For the nine months ended September 30, 2002 and 2001
                                                             (Unaudited)
                                                       (Amounts in thousands)

                                                                            For the nine months ended September 30,
                                                                                   2002                  2001
                                                                                   ----                  ----
Cash flows from operating activities:
       Net loss                                                              $    (5,881)          $   (9,670)
       Adjustments to reconcile net loss to net cash
         used by operating activities:
           Depreciation and amortization                                              163                  131
           Stock-based compensation                                                   230                  382
           401(k) contribution in Company common stock                                 74                   71
           Deferred rent                                                              ---                   10
           Deferred revenue                                                           ---                  225
       Changes in assets and liabilities:
           Accounts receivable                                                        375                 (10)
           Prepaid expenses and other current assets                                (130)                  (2)
           Accounts payable and accrued expenses                                    (951)                  435
                                                                             ------------          -----------


Net cash used by operating activities                                             (6,120)              (8,428)
                                                                             ------------          -----------

Cash flows from investing activities:
       Sales of short-term investments                                              5,745              (2,596)
       Expenditures for property and equipment                                       (32)                (257)
       Additions to patents                                                          (39)                 (95)
                                                                             ------------          -----------
Net cash provided by investing activities                                           5,674              (2,948)
                                                                             ------------          -----------

Cash flows from financing activities:
       Proceeds from sale of common stock                                             ---                9,406
       Proceeds from exercise of common stock options                                 ---                1,980
       Proceeds from exercise of warrants                                             ---                  371
                                                                             ------------          -----------
Net cash provided by financing activities                                             ---               11,757
                                                                             ------------          -----------

Net change in cash and cash equivalents                                             (446)                  381
Cash and cash equivalents at beginning of period                                      697                  589
                                                                             ------------          -----------

Cash and cash equivalents at end of period                                   $        251          $       970
                                                                              ===========           ==========


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

     The results disclosed in the Statement of Operations for the nine months ended September 30, 2002 are not necessarily indicative of the results to be expected for the full year.

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

(3)  Basic and Diluted Loss Per Share
     --------------------------------

     The following table sets forth the computation of basic and diluted loss per share:


                                          Three Months Ended September 30,         Nine Months Ended September 30,
                                          --------------------------------         -------------------------------
                                                 2002            2001                  2002               2001
                                                 ----            ----                  ----               ----
     Numerator for basic and diluted
     loss per share:
        Net loss                            $ (1,528,000)    $(3,039,000)          $(5,881,000)       $(9,670,000)
                                            =============    ============          ============       ============

     Denominator for basic and diluted
     loss per share:
        Weighted average shares
           outstanding                         27,933,000     27,177,000             27,921,000        24,574,000
                                            =============    ===========           ============       ===========

     Net loss per share - basic and
     diluted                                $      (0.05)    $    (0.11)           $     (0.21)       $    (0.39)
                                            =============    ===========           ============       ===========


     Potential common shares are not included in the per share calculations for diluted EPS, because the effect of their inclusion would be anti-dilutive. Anti-dilutive potential shares not included in per share calculations for the nine months ended September 30, 2002 and 2001 were 4,911,753 and 4,685,175 respectively.

(4)  Stockholders' Equity
     --------------------

     During the nine months ended September 30, 2002, 493,000 options were granted under the 2001 Incentive Plan (the "Plan"). No options were exercised during the same period. Also during the same period, 61,932 options were canceled under the Plan.

     Under the 1994 Equity Incentive Plan (the "1994 Plan"), no shares were exercised during the nine-month period ended September 30, 2002. During the same period, 310,000 options were canceled under the 1994 Plan.

     During the nine months ended September 30, 2002, no options were exercised or canceled under the 1984 Non Qualified Plan.

     Warrants to purchase common stock were issued in connection with an October 2000 private placement to two institutional investors. The warrants issued consist of warrants to purchase an aggregate of 363,322 shares of common stock at a purchase price of $5.90 per share for five years. Through September 30, 2002, none of the $5.90 warrants had been exercised. Additionally, each investor received a warrant to purchase additional shares of common stock at a purchase price of $.01 per share exercisable only upon certain conditions relating to the trading price of common stock during the period following the effectiveness of the related registration statement. A total of 880,314 of the $.01 warrants were exercised through June 30, 2001, and there are no further exercises available under these $.01 warrants. The placement agent received a warrant to purchase 108,999 shares of common stock at a purchase price of $7.43 for five years. Through September 30, 2002, 50,000 of the $7.43 warrants had been exercised. None were exercised in the nine months ended September 30, 2002.

     In July 2001, the Company sold 1,566,047 shares of its common stock for approximately $10,148,000 in gross proceeds ($9,406,000 net of issuance costs) in a private placement to institutional investors.

     The investors in the July 2001 transaction also received warrants to purchase an aggregate of 313,209 shares of common stock at a purchase price of $8.995 per share. These warrants expire five years from the closing date and are callable by the Company if the closing price of the stock is higher than $17.99 for 15 consecutive trading days at any time before expiration. As of September 30, 2002, none of the $8.995 warrants had been exercised.

(5)  Comprehensive Income
     --------------------

     The Company reports comprehensive income in accordance with Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income", which requires businesses to disclose comprehensive income and its components in their general-purpose financial statements. Comprehensive income (loss) is equal to the Company's net loss for the nine months ended September 30, 2002 and 2001.

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

(7)  Subsequent Events
     -----------------

     On October 11, 2002, MacroChem Corporation announced the Food and Drug Administration (FDA) had advised the Company that further clinical trials of MacroChem's drugs containing its absorption enhancer SEPA(R) had been placed on clinical hold until issues regarding a transgenic mouse carcinogenicity study have been resolved. During the clinical hold, the Company will be unable to conduct human clinical trials on its SEPA-based investigational drug products.

     According to the FDA, the Executive Committee of its Carcinogenicity Advisory Committee has determined that SEPA is responsible for carcinogenic findings in a six-month transgenic Tg.AC mouse assay. That study, which was conducted by MacroChem in 1999 and reported to the FDA in February 2000, yielded no adverse effects at SEPA doses up to 50 mg/kg/day. At the two highest doses used in the study, skin injury and inflammation preceded the development of papillomas in the treated animals.

     In addition to the transgenic mouse study, MacroChem has completed and submitted to the FDA results from a range of genetic and dermal toxicity studies of SEPA in animals, as well as a two-year rat carcinogenicity study. Results from these studies showed that SEPA was not genotoxic and not carcinogenic.

     There can be no assurance that the Company will succeed in its attempts to have the clinical hold lifted, nor can there be any assurance that the FDA will ultimately approve any of MacroChem's investigational drugs. The impact of this FDA decision on the carrying value of certain of the Company's patent assets, amounting to $615,000 at September 30, 2002, cannot be currently determined. Accordingly, the Company has not recorded a reduction in value to its patent assets. Certain risks and uncertainties associated with the filing and the FDA review of any future NDA and FDA regulation of the Company's proposed products are described or referenced elsewhere in this Quarterly Report on Form 10-Q and in the section entitled "Risk Factors" contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

     On November 8, 2002, in light of the recent FDA action described above, the Company reduced its staff by 14 employees, representing approximately one-half of its work force. This action was taken to reduce cash expenditures in the short term and concentrate the Company's resources on addressing the FDA clinical hold, while attempting to minimize the impact on the future development of the Company's products. The Company expects to take a one-time charge during the quarter ending December 31, 2002 of approximately $269,000 relating to the November 8, 2002 staff reduction. Dr. Dennis Fowler, the Company's Vice President, Clinical Affairs and Drug Development, was dismissed as a part of this workforce reduction.

     In addition to approving the staff reduction described above, in order to enhance retention of the remaining employees of the Company, the Compensation Committee of the Board of Directors has approved retention payments for most remaining employees other than executive officers and severance augmentations for certain key employees including certain executive officers. The Company anticipates the aggregate expense of this retention program will be approximately $290,000, approximately $181,360 of which represents severance augmentation to be paid to certain executive officers upon termination. As of the date of this Quarterly Report on Form 10-Q, the documentation of these arrangements has not yet been finalized.

     On November 11, 2002, the Company received a notification from NASDAQ indicating that, for the previous thirty consecutive trading days, the Company's common stock had not satisfied the minimum bid price requirement of $1.00 per share required for continued inclusion on the NASDAQ National Market. The Company has until February 10, 2003 to regain compliance. The Company can regain compliance if the closing bid price of its common stock is $1.00 per share or more for ten consecutive trading days before February 10, 2003. If the Company is unable to regain compliance, the Company will consider other potential actions, including applying to transfer its common stock to The NASDAQ SmallCap Market. A delisting of the Company's common stock from the NASDAQ National Market could reduce the liquidity of an investment in the Company's common stock and affect the Company's ability to raise additional funds in the future.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL
-------

MacroChem's primary business is the development of pharmaceutical products for commercialization by employing SEPA(R) (Soft Enhancer of Percutaneous Absorption), its patented drug delivery technology. SEPA compounds, when properly combined with drugs, provide pharmaceutical formulations (creams, gels, lacquers, solutions, etc.) that enhance the transdermal delivery of drugs into the skin or into the bloodstream. The Company currently derives no significant revenue from product sales, royalties or license fees. The Company is developing specific SEPA formulations for use with proprietary and non-proprietary drugs manufactured by other pharmaceutical companies, and seeks to commercialize these products through the formation of partnerships, strategic alliances and licensing arrangements with those companies.

On October 11, 2002, MacroChem Corporation announced the Food and Drug Administration (FDA) had advised the Company that further clinical trials of MacroChem's drugs containing its absorption enhancer SEPA(R) had been placed on clinical hold until issues regarding a transgenic mouse carcinogenicity study have been resolved. During the clinical hold, the Company will be unable to conduct human clinical trials on its SEPA-based investigational drug products.

According to the FDA, the Executive Committee of its Carcinogenicity Advisory Committee has determined that SEPA is responsible for carcinogenic findings in a six-month transgenic Tg.AC mouse assay. That study, which was conducted by MacroChem in 1999 and reported to the FDA in February 2000, yielded no adverse effects at SEPA doses up to 50 mg/kg/day. At the two highest doses used in the study, skin injury and inflammation preceded the development of papillomas in the treated animals.

In addition to the transgenic mouse study, MacroChem has completed and submitted to the FDA results from a range of genetic and dermal toxicity studies of SEPA in animals, as well as a two-year rat carcinogenicity study. Results from these studies showed that SEPA was not genotoxic and not carcinogenic.

There can be no assurance that the Company will succeed in its attempts to have the clinical hold lifted, nor can there be any assurance that the FDA will ultimately approve any of MacroChem's investigational drugs. Certain risks and uncertainties associated with the filing and the FDA review of any future NDA and FDA regulation of the Company's proposed products are described or referenced elsewhere in this Quarterly Report on Form 10-Q and in the section entitled "Risk Factors" contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

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

The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its financial statements. As more fully described in the notes to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001, we derive revenue from research and co-development programs. Research and development funding is generally recognized as revenue at the time the research and development activities are performed under the terms of the related agreements, when the counter-party is obligated to pay, and when no future performance obligation exists. Research and co-development revenue is billed on a cost reimbursement basis, which includes direct costs incurred in connection with research activities and an allocation of certain other costs incurred by the Company.

Costs and expenses incurred in connection with pending patent applications are deferred. Costs related to successful patent applications are amortized over the estimated useful lives of the patents using the straight-line method. Accumulated costs related to patents or deferred patent application costs that are considered to have limited future value are charged to operations. The impact of the FDA's clinical hold decision may have an impact on the carrying value of certain of the Company's patent assets, amounting to $615,000 at September 30, 2002. The impact, if any, cannot be currently determined. Accordingly, the Company has not recorded a reduction in value to its patent assets.

RESULTS OF OPERATIONS
---------------------

There were no revenues for the three-month period ended September 30, 2002, compared to research contract revenues of $189,000 for the three-month period ended September 30, 2001. For the nine months ended September 30, 2002 and September 30, 2001, there were revenues of $43,000 and $189,000, respectively. The decrease in revenues during the nine-month period ended September 30, 2002 is the result of the Company having obtained a small business grant in September of 2001, funded by the Department of Health and Human Services, which was completed in January 2002.

Research and development expenses decreased $1,452,000, or 59%, to $1,004,000 in the three-month period ended September 30, 2002 from $2,456,000 in the three-month period ended September 30, 2001 and decreased $4,277,000, or 57%, to $3,204,000 from $7,481,000 in the nine-month period ended September 30, 2002. The decrease in the three and nine-month period is primarily attributable to the funding of Topiglan Phase III clinical trial studies being performed during 2001 and costs of research and terminated manufacturing agreements in 2001. The level of research and development expenses is highly dependent on the timing and extent of new and ongoing research performed in our in-house laboratories as well as outside contract laboratories.

Marketing, general and administrative expenses decreased $387,000, or 41%, to $555,000 in the three months ended September 30, 2002 from $942,000 in the three-month period ended September 30, 2001 and decreased $21,000, or 1%, to $2,841,000 in the nine months ended September 30, 2002 from $2,862,000 in the nine months ended September 30, 2001. The decrease in the three-month period is primarily attributable to the reversal of management bonuses of $228,000 accrued through June 30, 2002, and to less being spent on public and financial relations firms, marketing trade shows and related travel expenses. The decrease in the nine-month period is primarily attributable to normal yearly salary increases and additional administrative personnel, offset by the reversal of management bonuses of $228,000 accrued through June 30, 2002, and a decrease in public relations and financial advisory services. The Company anticipates a decrease in expenses for the next quarter as a result of the staff reductions implemented on November 8, 2002.

Other income decreased $143,000, or 77%, to $42,000 in the three-month period ended September 30, 2002 from $185,000 in the three-month period ended September 30, 2001 and decreased $368,000, or 69%, to $162,000 in the nine-month period ended September 30, 2002 from $530,000 in the nine months ended September 30, 2001. The decrease in the three and nine-month periods were due to an average lower invested balance of cash and cash equivalents resulting from funds used in Company operations and a decrease in overall return rates.

For the reasons described above, net loss decreased $1,511,000, or 50%, to $1,528,000 in the three-month period ended September 30, 2002 from $3,039,000 in the three-month period ended September 30, 2001 and decreased $3,789,000, or 39%, to $5,881,000 in the nine-month period ended September 30, 2002 from $9,670,000 in the nine months ended September 30, 2001.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Since inception, the primary source of funding for the Company's operations has been the private and public sale of its securities, and to a lesser extent, the licensing of its proprietary technology and products, government grants and the limited sales of products and test materials. During the first nine months of 2002, the Company did not receive any net proceeds from the exercise of stock options and warrants compared to approximately $2,352,000 from the exercise of stock options and warrants for the nine months ended September 30, 2001.

At September 30, 2002, working capital was approximately $10,255,000, compared to $15,700,000 at December 31, 2001. The decrease in the Company's working capital was due primarily to the use of funds for operations and resulted in a lower balance of cash and equivalents and short-term investments. Until such time as the Company obtains agreements with third-party licensees or partners to provide funding for the Company's anticipated business activities or the Company is able to obtain additional funds through the private or public sale of its securities, the Company's working capital will be utilized primarily to fund its operating activities.

Capital expenditures and additional patent development costs for the nine months ended September 30, 2002 were approximately $71,000. The Company anticipates additional capital and patent expenditures of approximately $110,000 for the remainder of the current year.

On November 8, 2002, in light of the recent FDA action described above, the Company reduced its staff by 14 employees, representing approximately one-half of its work force. This action was taken to reduce cash expenditures in the short term and concentrate the Company's resources on addressing the FDA clinical hold, while attempting to minimize the impact on the future development of the Company's products. The Company expects to take a one-time charge during the quarter ending December 31, 2002 of approximately $269,000 relating to the November 8, 2002 staff reduction. Dr. Dennis Fowler, the Company's Vice President, Clinical Affairs and Drug Development, was dismissed as a part of this workforce reduction.

In addition to approving the staff reduction described above, in order to enhance retention of the remaining employees of the Company, the Compensation Committee of the Board of Directors has approved retention payments for most remaining employees other than executive officers and severance augmentations for certain key employees including certain executive officers. The Company anticipates the aggregate expense of this retention program will be approximately $290,000, approximately $181,360 of which represents severance augmentation to be paid to certain executive officers upon termination. As of the date of this Quarterly Report on Form 10-Q, the documentation of these arrangements has not yet been finalized.

The Company's long term capital requirements will depend upon numerous factors, including the progress of the Company's research and development programs; the resources that the Company devotes to self-funded clinical testing, proprietary manufacturing methods and advanced technologies; the ability of the Company to enter into licensing arrangements or other strategic alliances; the ability of the Company to manufacture products under those arrangements and the demand for its products or the products of its licensees or strategic partners if and when approved for sale by regulatory authorities. In any event, substantial additional funds may be required before the Company is able to generate revenues sufficient to support its operations. There is no assurance that the Company will be able to obtain such additional funds on favorable terms, if at all. The Company's inability to raise sufficient funds could require it to delay, scale back or eliminate certain research and development programs.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS
-------------------------------------------------

As of September 30, 2002, the Company is exposed to market risks which relate primarily to changes in U.S. interest rates. The Company's cash equivalents and short-term investments are subject to interest rate risk and will decline in value if interest rates increase. Due to the short duration of these financial instruments, generally one year or less, changes to interest rates would not have a material effect upon the Company's financial position. A hypothetical 10% change in interest rates would not have a material effect on our Statement of Operations or Cash Flows for the nine months ending September 30, 2002.

ITEM 4.    CONTROL AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. Our chief executive officer and our chief financial officer, after evaluating the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c)) as of a date (the "Evaluation Date") within 90 days before the filing date of this quarterly report, have concluded that as of the Evaluation Date, our disclosure controls and procedures were adequate and designed to ensure that material information relating to the Company would be made known to them by others within the Company.

(b) Changes in internal controls. There were no significant changes in our internal controls or to our knowledge, in other factors that could significantly affect our internal controls and procedures subsequent to the Evaluation Date.

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

PART II - OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

        (a) The following exhibit is filed herewith:

            99.1 Certification Pursuant to Section 1350, Chapter 63 of Title 1, United States Code, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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


                                   MacroChem Corporation
                                   ---------------------
                                   (Registrant)



November 14, 2002                  /s/ Robert Palmisano
                                   --------------------------------------------
                                   Robert Palmisano
                                   President and Chief Executive Officer
                                   (Principal Executive Officer)

                                   /s/ Bernard Patriacca
                                   --------------------------------------------
                                   Bernard Patriacca
                                   Chief Financial Officer
                                   (Principal Financial Officer)

                            CERTIFICATION PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


CERTIFICATIONS

I, Robert J. Palmisano, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of MacroChem
     Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    November 14, 2002
         -----------------



                                           /s/ Robert J. Palmisano
                                           -------------------------------------
                                           Robert J. Palmisano
                                           President and Chief Executive Officer

                            CERTIFICATION PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


CERTIFICATIONS

I, Bernard R. Patriacca, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of MacroChem
     Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    November 14, 2002
         -----------------





                                         /s/ Bernard R. Patriacca
                                         ---------------------------------------
                                         Bernard R. Patriacca
                                         Vice President, Chief Financial Officer
                                           and Treasurer

                                  EXHIBIT INDEX


The following designated exhibit is filed herewith:

99.1 Certification Pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.