Form 10-K
period 2002-12-31
MACROCHEM CORP
filed 2003-03-27
CIK 743884

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)
[X]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                  For the Fiscal Year Ended December 31, 2002

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                   For the Transition Period from ____ to ____

                         Commission file number 0-13634

                              MACROCHEM CORPORATION
             (Exact name of registrant as specified in its charter)

             Delaware                                              04-2744744
--------------------------------                             -------------------
(State or other jurisdiction of                               (I.R.S.  Employer
incorporation or organization)                               Identification No.)

                               110 Hartwell Avenue
                       Lexington, Massachusetts 02421-3134
                    ----------------------------------------
                    (Address of principal executive offices)
                        (781) 862-4003 (Telephone number)

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
Yes      X         No
     ---------        --------

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
Yes               No    X
     --------        -------

     THE AGGREGATE MARKET VALUE OF THE SHARES OF COMMON STOCK HELD BY NON-AFFILIATES, BASED UPON THE CLOSING PRICE FOR SUCH STOCK ON JUNE 28, 2002 WAS APPROXIMATELY $48,669,000. AS OF MARCH 10, 2003, 28,193,054 SHARES OF COMMON STOCK, $.01 PAR VALUE, WERE OUTSTANDING.

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

     On October 11, 2002, MacroChem Corporation announced that the Food and Drug Administration (FDA) had advised the Company that further clinical trials of MacroChem's drugs containing its absorption enhancer SEPA(R) had been placed on clinical hold until issues regarding a transgenic mouse carcinogenicity study have been resolved. During the clinical hold, the Company has been and will continue to be unable to conduct human clinical trials on its SEPA-based investigational drug products.

     According to the FDA, the Executive Committee of its Carcinogenicity Assessment Committee has determined that SEPA is responsible for carcinogenic findings in a six-month transgenic Tg.AC mouse assay. That study, which was conducted by MacroChem in 1999 and reported to the FDA in February 2000, yielded no adverse effects at SEPA doses up to 50 mg/kg/day. At the two highest doses used in the study, skin injury and inflammation preceded the development of papillomas in the treated animals.

     In addition to the transgenic mouse study, MacroChem has completed and submitted to the FDA results from a range of genetic and dermal toxicity studies of SEPA in animals, as well as a two-year rat carcinogenicity study. Results from these studies showed that SEPA was not genotoxic and not carcinogenic.

     There can be no assurance that the Company will succeed in its attempts to have the clinical hold lifted, nor can there be any assurance that the FDA will ultimately approve any of MacroChem's investigational drugs. Certain risks and uncertainties associated with the filing and the FDA review of any future NDA and FDA regulation of the Company's proposed products are described or referenced elsewhere in this Annual Report on Form 10-K.

     We have been developing specific SEPA formulations for use with non-proprietary and proprietary drugs manufactured by pharmaceutical companies, and we plan to commercialize these products through the formation of partnerships, strategic alliances and licensing arrangements with those companies. Because of the substantial costs involved in bringing a new pharmaceutical product, or a new formulation of an old drug, to market, we may be required to rely on pharmaceutical companies or other strategic partners to conduct all or part of the clinical trials necessary to gain regulatory approval to manufacture and to market any resulting product.

     We have also developed a series of new low molecular weight polymers, termed MacroDerm(TM), for cosmetic use and the topical delivery of pharmaceuticals. We have developed, tested and evaluated MacroDerm prototypes and have been seeking strategic partners to manufacture and market products based upon this technology.

     We do not maintain general product liability insurance, since we do not market drug products. In the past, we have obtained specific liability insurance relating to all clinical studies we have conducted. As of December 31, 2002, no liability claims had been asserted against us. However, in the future, incidents could give rise to claims which could exceed our insurance coverage and resources.

RESEARCH AND DEVELOPMENT

     We conduct our research and development activities through our own staff and facilities, and also through collaborative arrangements with universities, contract research organizations and independent consultants. As of March 1, 2003, the Company had 13 full-time employees, 6 of whom are devoted to research and development and regulatory affairs. Research and developmental expenditures were approximately $3,998,400, $9,791,400 and $5,280,600 during the years ended December 31, 2002, 2001 and 2000, respectively. We also rely upon third parties to conduct clinical studies, obtain U.S. Food and Drug Administration ("FDA") and other regulatory approvals and manufacture and market a finished product.

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

     The skin is made up of three layers: the outer layer or stratum corneum; the middle layer or viable epidermis; and the inner layer or dermis. The stratum corneum, which serves as the skin's primary barrier to the external environment, consists of closely packed dead cells and fatty (lipid) material. The epidermis is composed of several layers of active cells and the dermis consists, in part, of tissue containing hair follicles, nerve endings and blood capillaries. Within the stratum corneum, lipid layers bind the dead cells together to form a protective barrier. Research conducted by MacroChem shows that SEPA compounds affect drug delivery by acting, in part, upon the stratum corneum to disrupt the alignment of the lipid molecules within the lipid layers. This disruption increases the porosity of the lipid-cell layers, allowing drugs to diffuse through the stratum corneum and through the more porous epidermis to the dermis, where they enter the blood stream through the capillaries. The rate and amount of drug absorbed can be controlled by varying the formulation used.

MACROCHEM'S DRUG DELIVERY SYSTEMS AND OTHER PROPOSED PRODUCTS

SEPA(R) COMPOUNDS

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

     We have our own facility for the in vitro testing of drug formulations containing SEPA, and therefore are less dependent on outside laboratories for this type of testing. We have been conducting in vitro studies to evaluate the transdermal enhancing effect of SEPA in combination with a variety of drugs with differing physical and chemical characteristics, representing a broad spectrum of potential drug products. Although our research and development efforts with SEPA are at an advanced stage, we must still conduct substantial additional studies to demonstrate the efficacy and safety of any SEPA-drug formulation. We have found that specific drugs administered transdermally with SEPA demonstrate increased transdermal absorption. Some of the drug formulations tested by us with SEPA contain compounds generally recognized as unlikely or difficult candidates for transdermal delivery because of their physical and chemical properties and molecular size. As these drug formulations are further developed, we plan to conduct additional studies to investigate the efficacy and safety of some of these formulations.

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

     We have designed and sponsored clinical trials of Topiglan(R), our topical formulation of alprostadil and SEPA for use in the treatment of erectile dysfunction. A Phase III trial of a first generation Topiglan formulation demonstrated improvement in total erectile function score and improvement of the International Index of Erectile Function domain score among protocol-conforming patients treated with Topiglan versus a control vehicle. The Company subsequently completed preclinical and Phase I studies of a new Topiglan formulation.

     The Company has also designed and sponsored in vitro and clinical studies of its topical formulation of SEPA and testosterone for use in treating male hypogonadism. These studies demonstrated that SEPA enhanced penetration of testosterone through the skin.

     The Company has also conducted pre-clinical laboratory studies with SEPA formulations of non-steroidal anti-inflammatory drugs for topical application in pain management.

     In addition to the clinical development programs cited above, MacroChem has conducted a pre-clinical study of EcoNail(TM), its formulation of SEPA in combination with active antifungal agents to treat fungal infections of the nail. The study demonstrated substantially increased nail penetration by an antifungal drug when combined with SEPA.

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

MACRODERM(TM) DRUG DELIVERY SYSTEM

     We have developed a series of new low molecular weight polymers, termed MacroDerm, for use in cosmetics and in the superficial dermal delivery of pharmaceuticals. Potential applications include their use with sunscreens, moisturizers, and insect repellents. We have synthesized, tested and evaluated MacroDerm prototypes and have been seeking strategic partners to manufacture and market specific MacroDerm products.

COMPETITION

     We compete with numerous firms, many of which are large, multi-national organizations with worldwide distribution. We believe that our major competitors in the drug delivery sector of the health care industry include NexMed, Inc., Bentley Pharmaceuticals, Inc., ALZA Corporation, Elan Corporation, plc., Novartis and Pfizer. Compared with MacroChem, most of these firms have substantially greater capital resources, research and development and technical staffs, facilities and experience in obtaining regulatory approvals, as well as in manufacturing, marketing and distribution of products. Recent trends in this area are toward further market consolidation of large drug companies into a smaller number of very large entities, further concentrating financial, technical and market strength and increasing competitive pressure in the industry. Academic institutions, hospitals, governmental agencies and other public and private research organizations are also conducting research and seeking patent protection and may develop competing products or technologies of their own through joint ventures or other arrangements. In addition, recently developed technologies, or technologies that may be developed in the future, may or could be the basis for competitive products. We cannot guarantee that our competitors will not succeed in developing technologies and products that are more effective or less costly to use than any that we are currently developing.

     Alprostadil, a synthetic prostaglandin E1 (PGE1), and Viagra(R) are the only drugs approved for marketing in the United States for erectile dysfunction. PGE1 is available in two dosage forms. Caverject(R), marketed by Pharmacia & Upjohn, is administered by needle injection directly into the penis. The second product, developed by Vivus, is a pellet form of the drug administered through a tube inserted into the urethra. In contrast to the invasive forms now available, MacroChem believes that a topical formulation applied to the penis will be the preferred dosage form for treatment of this disorder. Viagra(R), an oral product of Pfizer, was approved by the FDA in 1998. Many large drug companies have internal programs to develop orally administered alternatives to Pfizer's Viagra for treating male erectile dysfunction. In addition, NexMed, Inc. has announced completion of U.S. Phase III clinical trials of its cream formulation of alprostadil for treating the disease.

     With respect to EcoNailTM, Johnson & Johnson and Novartis each offer an orally administered antifungal therapy and Dermik Laboratories offers a topical nail lacquer therapy for treating fungal infections of the nail. A number of smaller firms are also developing topical and oral therapies for these infections.

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

EMPLOYEES

     As of March 1, 2003, the Company had 13 full time employees, 6 of whom are devoted to research and development and regulatory affairs. None of our employees are covered by a collective bargaining agreement, and we consider relations with our employees to be good.

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

     Preclinical studies involve laboratory evaluation of product characteristics and animal studies to assess the efficacy and safety of the product. Human clinical trials are typically conducted in three sequential phases, but the phases may overlap. Phase I trials consist of testing of the product in a small number of normal volunteers primarily for safety. In Phase II, in addition to safety, the efficacy of the product is evaluated in a small patient population. Phase III trials typically involve multicenter testing for safety and clinical efficacy in an expanded population of patients at geographically dispersed test sites. A clinical plan, or "protocol," accompanied by the identification of the institutions participating in the trials, must be submitted to the FDA prior to commencement of each clinical trial. The FDA may order the temporary or permanent discontinuation of a clinical trial at any time if adverse events that endanger patients in the trials are observed. As noted elsewhere in this Annual Report on Form 10-K, the FDA has advised the Company that further clinical trials of MacroChem's drugs containing its absorption enhancer SEPA(R) have been placed on clinical hold. In addition, the FDA may request Phase IV clinical trials, to be performed after marketing approval, to resolve any lingering questions.

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

PATENTS, TRADEMARKS AND LICENSE RIGHTS

     During 2002, one new U.S. patent was issued to the Company and two foreign applications were allowed.

     U.S. Patent No. 6,459,124 titled, "Antifungal nail lacquer and method using same," issued during 2002. This patent extends to other enhancer compounds the protection afforded to the Company by its previously issued U.S. Patent No. 6,224,887 (2001) for a SEPA containing antifungal nail lacquer.

     Canadian Patent Application No. 2,296,373, directed to the Company's Topiglan(R) formulations, was allowed and is expected to be granted during 2003. European Patent Application No. 99905838.1, directed to the Company's EcoNailTM formulations, was allowed and the grant fee was paid in 2002.

     During 2002, the Company filed two new U.S. patent applications and one new International PCT application.

     Of the two new U.S. patent applications, one relates to the use of SEPA(R) enhancers in formulations for delivery of non-steroidal anti-inflammatory drugs (NSAID) by topical application to the skin and seeks to expand the scope of protection afforded by the Company's previously issued U.S. Patent No.

5,976,566, issued in 1999. The other new U.S. patent application relates to an antifungal nail lacquer and seeks to broaden the coverage of the new patent that issued this year.

     The new International PCT application seeks to obtain worldwide patent protection for a new technology developed by the Company relating to emulsifier compounds. It is expected that this application will be published during April 2003.

     In addition to the patent activity, the Company filed one new trademark application for the mark OPTERONE for a topical hormone replacement product. The application has been allowed and published.

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

WE HAVE A HISTORY OF OPERATING LOSSES AND WILL CONTINUE TO NEED WORKING CAPITAL.

     Since 1981, we have been engaged primarily in research and development and have derived limited revenues from feasibility studies, the commercial sale of our products and the licensing of certain technology. We have not generated any revenues from the sale of any products currently under development. We have incurred net losses every year since we began doing business and we anticipate that losses will continue for the foreseeable future. As of December 31, 2002, we had an accumulated deficit of approximately $62,888,000. Our ability to continue operations after our current capital resources are exhausted depends on our ability to secure additional financing and to become profitable, which we cannot guarantee.

     We have been pursuing the commercialization of our SEPA technology through discussions with potential licensees, but there can be no guarantee that we will enter into any licenses or that we will receive any license fees. Until marketing approvals are obtained and/or license agreements are entered into, if ever, we expect to generate only limited licensing revenue and no royalties from sales of products using SEPA. In addition, we intend to continue to make the substantial expenditures required to support our research and development programs. As a result, we expect to incur operating losses for the foreseeable future.

THE FDA HAS PLACED FURTHER TRIALS OF DRUGS CONTAINING OUR ABSORPTION ENHANCER SEPA(R) ON CLINICAL HOLD.

     On October 11, 2002, MacroChem Corporation announced that the Food and Drug Administration (FDA) had advised the Company that further clinical trials of MacroChem's drugs containing its absorption enhancer SEPA(R) had been placed on clinical hold until issues regarding a transgenic mouse carcinogenicity study have been resolved. During the clinical hold, the Company has been and will continue to be unable to conduct human clinical trials on its SEPA-based investigational drug products.

     According to the FDA, the Executive Committee of its Carcinogenicity Assessment Committee has determined that SEPA is responsible for carcinogenic findings in a six-month transgenic Tg.AC mouse assay. That study, which was conducted by MacroChem in 1999 and reported to the FDA in February 2000, yielded no adverse effects at SEPA doses up to 50 mg/kg/day. At the two highest doses used in the study, skin injury and inflammation preceded the development of papillomas in the treated animals.

     There can be no assurance that the Company will succeed in its attempts to have the clinical hold lifted, nor can there be any assurance that the FDA will ultimately approve any of MacroChem's investigational drugs. Certain risks and uncertainties associated with the filing and the FDA review of any future NDA and FDA regulation of the Company's proposed products are described or referenced elsewhere in this Annual Report on Form 10-K.

IF WE CANNOT REGAIN COMPLIANCE WITH THE MINIMUM BID PRICE REQUIREMENT FOR CONTINUED LISTING ON THE NASDAQ NATIONAL MARKET, OUR COMMON STOCK COULD BE DELISTED.

     On November 11, 2002, the Company received a notification from NASDAQ indicating that, for the previous thirty consecutive trading days, the Company's common stock had not satisfied the minimum bid price requirement of $1.00 per share required for continued inclusion on the NASDAQ National Market. The Company was informed that it had until February 10, 2003 to regain compliance and that the Company could regain compliance if the closing bid price of its common stock was $1.00 per share or more for ten consecutive trading days before February 10, 2003.

     On March 18, 2003, the Company received a further notification from NASDAQ indicating that the Securities and Exchange Commission had declared effective a rule change extending to 180 days the period given to issuers listed on the NASDAQ National Market to regain compliance with the minimum bid price requirement. Accordingly, the Company was informed that it has until May 12, 2003 to regain compliance and that the Company could regain compliance if the closing bid price of its common stock is $1.00 per share or more for ten consecutive trading days before May 12, 2003. Currently, the Company has not met the conditions required to regain compliance.

     In addition, NASDAQ requires a company to maintain stockholders' equity of at least $10 million to be listed on the NASDAQ National Market. As of December 31, 2002, the Company's stockholders' equity was less than $10 million. There can be no assurance that the Company will be able to regain compliance with this requirement in the future.

     If the Company is unable to regain compliance with any NASDAQ listing requirement, the Company will consider other potential actions, including applying to transfer its common stock to The NASDAQ SmallCap Market. However, a delisting of the Company's common stock from the NASDAQ National Market could reduce the liquidity of an investment in the Company's common stock and affect the Company's ability to raise additional funds in the future.

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

OUR INDUSTRY IS HIGHLY COMPETITIVE AND MANY OF OUR COMPETITORS HAVE SIGNIFICANTLY MORE RESOURCES THAN WE HAVE.

     We compete with numerous firms, many of which are large, multi-national organizations with worldwide distribution. We believe that our major competitors in the drug delivery sector of the health care industry include NexMed, Inc., Bentley Pharmaceuticals, Inc., ALZA Corporation, Elan Corporation, plc., Novartis and Pfizer. Compared with MacroChem, most of these firms have substantially greater capital resources, research and development and technical staffs, facilities and experience in obtaining regulatory approvals, as well as in manufacturing, marketing and distribution of products. Recent trends in this area are toward further market consolidation of large drug companies into a smaller number of very large entities, further concentrating financial, technical and market strength and increasing competitive pressure in the industry. Academic institutions, hospitals, governmental agencies and other public and private research organizations are also conducting research and seeking patent protection and may develop competing products or technologies of their own through joint ventures or other arrangements. In addition, recently developed technologies, or technologies that may be developed in the future, may or could be the basis for competitive products. We cannot guarantee that our competitors will not succeed in developing technologies and products that are more effective or less costly to use than any that we are currently developing.

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

     The design, development, manufacture and sale of our products involve risk of liability claims and associated adverse publicity. We currently have liability insurance to cover claims related to our products that may arise from previously conducted clinical trials, but we do not maintain product liability insurance and we may need to acquire such insurance coverage prior to the commercial introduction of our products. Such insurance is expensive, may be difficult to obtain and may not be available on acceptable terms, if at all. If we obtain such coverage, we have no guarantee that the coverage limits of such insurance policies will be adequate. A successful claim against us if we are uninsured, or which is in excess of our insurance coverage, if any, could have a material adverse effect upon us and our financial condition.

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

ITEM 3.     LEGAL PROCEEDINGS.

     None.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     There were no matters submitted to a vote of stockholders during the three months ended December 31, 2002, through the solicitation of proxies or otherwise.

PART II

ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
            MATTERS.

MARKET PRICE OF SECURITIES AND RELATED MATTERS

     Our Common Stock is traded on the NASDAQ National Market under the symbol "MCHM." The following chart shows the high and low closing prices for the Common Stock for the periods indicated as obtained from NASDAQ:

                                                    COMMON STOCK
                                                        MCHM
         YEAR ENDED                             HIGH            LOW
         DECEMBER 31, 2002
         First Quarter                        $ 4.32         $ 3.02
         Second Quarter                         3.15           1.60
         Third Quarter                          1.70           0.91
         Fourth Quarter                         0.94           0.26

         DECEMBER 31, 2001
         First Quarter                        $ 4.25         $ 2.34
         Second Quarter                        10.53           4.02
         Third Quarter                          7.31           2.02
         Fourth Quarter                         3.88           2.13

     These prices are between dealers and do not reflect retail markups, markdowns or commissions and may not necessarily represent actual transactions. As of March 10, 2003, there were 11,919 holders of record of our Common Stock.

     We have never paid dividends on our Common Stock and our Board of Directors does not contemplate declaring any dividends in the foreseeable future. We intend to retain any earnings to finance research, development, and expansion of our business.

ITEM 6.     SELECTED FINANCIAL DATA.

                                                                      Years Ended December 31,
                                    -------------------------------------------------------------------------------
                                        2002             2001             2000            1999             1998

STATEMENTS OF OPERATIONS DATA:

Revenues                            $     42,925    $    829,385     $    629,647     $    464,332    $    274,749
Research and development
   expenses                            3,998,388       9,791,438        5,280,641        5,423,138       4,318,758
Net loss                              (7,514,514)    (12,333,243)      (9,745,357)      (6,787,069)     (4,842,871)
Basic and diluted net
   loss per share                   $      (0.27)   $      (0.46)    $      (0.43)    $      (0.30)   $      (0.22)
Shares used to compute
   basic and diluted net
   loss per share                     27,928,562      26,607,363       22,854,646       22,311,890      22,204,105

BALANCE SHEET DATA:

Working capital                     $  8,704,944    $ 15,739,712     $ 15,969,137     $ 14,776,372    $ 19,891,936
Current assets                         9,119,723      17,099,675       17,063,070       15,437,685      20,756,671
Total assets                          10,132,007      18,257,543       17,981,957       16,313,732      21,509,724
Current liabilities                      414,779       1,359,963        1,093,933          661,313         864,735
Total liabilities                        462,488       1,408,838        1,131,197        1,161,313       1,364,735
Stockholders' equity                $  9,669,519    $ 16,848,705     $ 16,850,760     $ 15,152,419    $ 20,144,989

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

     On October 11, 2002, MacroChem Corporation announced that the Food and Drug Administration (FDA) had advised the Company that further clinical trials of MacroChem's drugs containing its absorption enhancer SEPA(R) had been placed on clinical hold until issues regarding a transgenic mouse carcinogenicity study have been resolved. During the clinical hold, the Company has been and will continue to be unable to conduct human clinical trials on its SEPA-based investigational drug products.

     According to the FDA, the Executive Committee of its Carcinogenicity Assessment Committee has determined that SEPA is responsible for carcinogenic findings in a six-month transgenic Tg.AC mouse assay. That study, which was conducted by MacroChem in 1999 and reported to the FDA in February 2000, yielded no adverse effects at SEPA doses up to 50 mg/kg/day. At the two highest doses used in the study, skin injury and inflammation preceded the development of papillomas in the treated animals.

     In addition to the transgenic mouse study, MacroChem has completed and submitted to the FDA results from a range of genetic and dermal toxicity studies of SEPA in animals, as well as a two-year rat carcinogenicity study. Results from these studies showed that SEPA was not genotoxic and not carcinogenic.

     There can be no assurance that the Company will succeed in its attempts to have the clinical hold lifted, nor can there be any assurance that the FDA will ultimately approve any of MacroChem's investigational drugs. Certain risks and uncertainties associated with the filing and the FDA review of any future NDA and FDA regulation of the Company's proposed products are described or referenced elsewhere in this Annual Report on Form 10-K.

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

     The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its financial statements. As more fully described in the notes to the financial statements, we derive revenue from research and development programs. Research and development funding is generally recognized as revenue at the time the research and development activities are performed under the terms of the related agreements, when the counter-party is obligated to pay, and when no future performance obligation exists. Research and development revenue is billed on a cost reimbursement basis, which includes direct costs incurred in connection with research activities and an allocation of certain other costs incurred by the Company.

     Costs and expenses incurred in connection with pending patent applications are deferred. Costs related to successful patent applications are amortized over the estimated useful lives of the patents using the straight-line method. Accumulated patent costs and deferred patent application costs related to patents that are considered to have limited future value are charged to operations. The impact of the FDA's clinical hold decision may have an impact on the carrying value of certain of the Company's patent assets, amounting to $606,982 at December 31, 2002. The impact, if any, cannot be currently determined. Accordingly, the Company has not recorded a reduction in value to its patent assets.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2002 COMPARED TO THE YEAR ENDED DECEMBER 31, 2001

     For 2002 and 2001, the Company recognized revenues of approximately $43,000 and $829,400, respectively. The decrease in revenues is attributed to the completion of a large research contract in 2001 and a smaller research contract being completed in 2002.

     Research and development costs decreased by approximately $5,793,000 from approximately $9,791,000 in 2001 to approximately $3,998,000 in 2002, a 59% decrease. This change for the period is primarily attributable to a reduction in the number and size of clinical trials conducted in 2002, partially resulting from the clinical hold imposed by the FDA and referenced elsewhere in this Annual Report on Form 10-K. Of total research and development expenses, approximately $185,500 in 2002 and $363,500 in 2001 were paid to independent third party contractors. The Company expects that research and development expenses will decrease by approximately 30% for 2003 as compared to 2002. This anticipated decrease reflects an expected reduction in the number and size of clinical trials in 2003 as compared to 2002.

     Marketing, general and administrative expenses for 2002 aggregated approximately $3,703,000, a decrease of approximately $297,000 or 7%, from 2001's total of approximately $4,000,000. This decrease is primarily the result of a $193,000 reduction in consulting fees and a $104,000 reduction in costs for preparation of investor relations materials and securities filings offset by an increase in insurance of $115,200, an increase in rent of $22,100 and an increase in other related expenses in 2002. The Company expects that marketing, general and administrative expenses will decrease by approximately 35% for 2003 as compared to 2002. This anticipated decrease primarily will be the result of the staff reduction undertaken by the Company in November 2002.

     Total other income decreased by approximately $497,500 or 72%, from $691,000 in 2001 to $193,500 in 2002. The decrease is attributable primarily to lower interest income as a result of lower interest rates and a decrease in our average invested balance.

     For the year ended December 31, 2002, our net loss was approximately $7,514,500 as compared to a loss of approximately $12,333,000 for the previous year, a 39% decrease.

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

     Research and development costs increased by approximately $4,510,000 from approximately $5,281,000 in 2000 to approximately $9,791,000 in 2001, an 85% increase. This change for the period was primarily attributable to an increase in clinical trial expenses due to a Topiglan Phase III study and an increase in R&D salaries. Of total R&D expenses, approximately $363,500 in 2001 and $253,600 in 2000 were paid to independent third party contractors.

     Marketing, general and administrative expenses for 2001 aggregated approximately $4,000,000, a decrease of approximately $1,794,000 or 31%, from 2000's total of approximately $5,794,000. This decrease was primarily the result of a $2,809,000 stock-based compensation charge related to the extension of certain stock options to key employees in the second quarter of 2000, offset by an increase in general and administrative salaries, travel and other related expenses in 2001.

     Total other income decreased by approximately $61,000 or 8%, from $752,000 in 2000 to $691,000 in 2001. The decrease was attributable primarily to lower interest income as a result of lower interest rates.

     For the year ended December 31, 2001, our net loss was approximately $12,333,000 as compared to a loss of approximately $9,745,000 for the previous year, a 27% increase.

LIQUIDITY AND CAPITAL RESOURCES

     Since inception, the primary source of funding for the Company's operations has been the private and public sale of its securities, and, to a lesser extent, the licensing of its proprietary technology and products, research collaborations, feasibility studies, government grants and the limited sales of products and test materials. During 2002, the Company did not receive any net proceeds from the exercise of stock options and warrants and sale of common stock, compared to approximately $11,785,000 in 2001. At December 31, 2002, working capital was approximately $8.7 million, compared to $15.7 million at December 31, 2001. The decrease in the Company's working capital was due to the use of funds in operations. Until such time as the Company obtains agreements with third-party licensees or partners to provide funding for the Company's anticipated business activities, the Company's working capital will be utilized to fund its operating activities.

     Pursuant to a plan approved by the Company's Board of Directors, the Company is authorized to repurchase 1,000,000 shares of its common stock to be held as treasury shares for future use. During 2002, the Company did not repurchase any shares of Common Stock. At December 31, 2002, 185,264 repurchased shares remain available for future use and 679,587 shares remain available for repurchase under the plan.

     Capital expenditures and additional patent development costs for the year ended December 31, 2002 were approximately $71,400. The Company anticipates that it will not make any significant capital expenditures during the fiscal year ending December 31, 2003.

     On November 8, 2002, in light of the clinical hold imposed by FDA described elsewhere in this Annual Report on Form 10-K, the Company reduced its staff by 14 employees, representing approximately one-half of its work force. This action was taken to reduce cash expenditures in the short term and concentrate the Company's resources on addressing the FDA clinical hold, while attempting to minimize the impact on the future development of the Company's products. The Company took a one-time charge during the quarter ending December 31, 2002 of approximately $269,000 relating to the November 8, 2002 staff reduction. Dr. Dennis Fowler, the Company's Vice President, Clinical Affairs and Drug Development, was dismissed as a part of this workforce reduction. As of December 31, 2002, $152,600 of the $269,000 has been paid and the remaining $116,400 has been accrued.

     In addition to approving the staff reduction described above, in order to enhance retention of the remaining employees of the Company, the Compensation Committee of the Board of Directors has approved retention payments to be paid in June 2003 for most remaining employees other than executive officers and severance augmentations for certain key employees including certain executive officers. The Company anticipates the aggregate expense of this retention and severance program will be approximately $290,000. Approximately $181,000 of the aggregate expense represents severance augmentation to be paid to certain executive officers if terminated as reflected in severance agreements recently entered into with certain executive officers.

     On November 11, 2002, the Company received a notification from NASDAQ indicating that, for the previous thirty consecutive trading days, the Company's common stock had not satisfied the minimum bid price requirement of $1.00 per share required for continued inclusion on the NASDAQ National Market. The Company was informed that it had until February 10, 2003 to regain compliance and that the Company could regain compliance if the closing bid price of its common stock was $1.00 per share or more for ten consecutive trading days before February 10, 2003.

     On March 18, 2003, the Company received a further notification from NASDAQ indicating that the Securities and Exchange Commission had declared effective a rule change extending to 180 days the period given to issuers listed on the NASDAQ National Market to regain compliance with the minimum bid price requirement. Accordingly, the Company was informed that it has until May 12, 2003 to regain compliance and that the Company could regain compliance if the closing bid price of its common stock is $1.00 per share or more for ten consecutive trading days before May 12, 2003. Currently, the Company has not met the conditions required to regain compliance.

     In addition, NASDAQ requires a company to maintain stockholders' equity of at least $10 million to be listed on the NASDAQ National Market. As of December 31, 2002, the Company's stockholders' equity was less than $10 million. There can be no assurance that the Company will be able to regain compliance with this requirement in the future.

     If the Company is unable to regain compliance with any NASDAQ listing requirement, the Company will consider other potential actions, including applying to transfer its common stock to The NASDAQ SmallCap Market. However, a delisting of the Company's common stock from the NASDAQ National Market could reduce the liquidity of an investment in the Company's common stock and affect the Company's ability to raise additional funds in the future.

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

     The following summarizes MacroChem's contractual obligations at December 31, 2002, and the effect that such obligations are expected to have on future cash flows and liquidity:

                                                                               Due In
                                                                   -----------------------------
Obligations:                                       Total Amount    1 Year or Less     2-3 Years

Lease Commitment (through February 2005)           $   995,500      $   451,800      $   543,700
Employment Agreements (per year)                       945,000          945,000              ---
                                                   -----------      -----------      -----------

   Total Contractual Cash Obligations              $ 1,940,500      $ 1,396,800      $   543,700
                                                   ===========      ===========      ===========

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets ("SFAS No. 142"). SFAS No. 142 was effective for fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized in an entity's statement of financial position at that date, regardless of when those assets were initially recognized. SFAS No. 142 requires that upon adoption, amortization of goodwill and other intangible assets with indefinite useful lives will cease and instead, the carrying value of these assets will be evaluated for impairment on an annual basis. On January 1, 2002, the Company adopted this statement which had no effect on the Company's financial position or results of operations.

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

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS No. 146"). SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." This Statement requires that a liability for costs associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002. If we engage in any exit or disposal activities in the future, the adoption of SFAS No. 146 might have a material effect on future financial statements.

     In November 2002, the EITF issued EITF Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables" ("EITF 00-21"), which provides guidance on the timing and method of revenue recognition for sales arrangements that include the delivery of more than one product or service. EITF 00-21 is effective prospectively for arrangements entered into in fiscal periods beginning after June 15, 2003. The Company does not expect that the adoption of EITF 00-21 will have a significant impact on its financial statements.

SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

                                    First          Second           Third         Fourth
                                 ---------------------------------------------------------
2002 Quarters
     Revenues                    $    43,000    $         0     $         0    $         0
     Net Loss                    $(2,204,000)   $(2,148,000)    $(1,528,000)   $(1,633,000)
     Net Loss per share          $     (0.08)   $     (0.08)    $     (0.05)   $     (0.06)
     (basic and diluted)

2001 Quarters
     Revenues                    $         0    $         0     $   189,000    $   640,000
     Net Loss                    $(3,181,000)   $(3,450,000)    $(3,039,000)   $(2,633,000)
     Net Loss per share          $     (0.13)   $     (0.13)    $     (0.11)   $     (0.10)
     (basic and diluted)

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

     As of December 31, 2002, the Company is exposed to market risks, which relate primarily to changes in U.S. interest rates. The Company's cash equivalents and short-term investments are subject to interest rate risk and will decline in value if interest rates increase. Due to the short duration of these financial instruments, generally one year or less, changes to interest rates would not have a material effect upon the Company's financial position. A hypothetical 10% change in interest rates would not have a material effect on our Statement of Operations or Cash Flows for the twelve months ending December 31, 2003 based on December 31, 2002 balances.

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

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The information required under this Item 8 is set forth on pages 27 through 44 of this report.

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of MacroChem Corporation:

We have audited the accompanying balance sheets of MacroChem Corporation as of December 31, 2002 and 2001, and the related statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of MacroChem Corporation at December 31, 2002 and 2001, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the financial statements, on October 11, 2002, the Company announced that the United States Food and Drug Administration had advised the Company that further clinical trials of the Company's drugs containing its absorption enhancer SEPA(R) had been placed on clinical hold.


/s/ DELOITTE & TOUCHE LLP


Boston, Massachusetts

March 7, 2003
(except as to Note 8, which is dated March 18, 2003)

                                    MACROCHEM CORPORATION
                                        BALANCE SHEETS


                                                              December 31,       December 31,
                                                                  2002               2001
                                                              ------------       ------------
ASSETS
Current assets:
       Cash and cash equivalents                              $   771,046        $   697,178
       Short-term investments                                   8,118,355         15,832,828
       Accounts receivable                                         40,081            375,000
       Receivable due from related party                           25,057             24,164
       Prepaid expenses and other current assets                  165,184            170,505
                                                              -----------        -----------
             Total current assets                               9,119,723         17,099,675

Property and equipment, net                                       376,109            530,028

Other assets:
       Patents, net                                               606,982            598,647
       Deposits                                                    29,193             29,193
                                                              -----------        -----------
             Total other assets                                   636,175            627,840
                                                              -----------        -----------

Total assets                                                  $10,132,007        $18,257,543
                                                              ===========        ===========

LIABILITIES

Current liabilities:
       Accounts payable                                       $    18,619        $     4,971
       Accrued expenses and other liabilities                     396,160          1,354,992
                                                              -----------        -----------

       Total current liabilities                                  414,779          1,359,963

Deferred rent                                                      47,709             48,875
                                                              -----------        -----------

Total liabilities                                                 462,488          1,408,838

Commitments and contingencies (Note 5)

STOCKHOLDERS' EQUITY

Preferred stock, authorized and unissued, 6,000,000 shares            ---                ---
Common stock, $.01 par value, 60,000,000 shares
       authorized; 28,163,054 and 28,158,054 shares issued
       at December 31, 2002 and 2001, respectively                281,630            281,580
Additional paid-in capital                                     72,949,352         73,019,790
Unearned compensation                                                (382)           (71,156)
Accumulated deficit                                           (62,888,302)       (55,373,788)
Less treasury stock, at cost, 185,264 and 253,346 shares at
       December 31, 2002 and 2001, respectively                  (672,779)        (1,007,721)
                                                              -----------        -----------
Total stockholders' equity                                      9,669,519         16,848,705
                                                              -----------        -----------

Total liabilities and stockholders' equity                    $10,132,007        $18,257,543
                                                              ===========        ===========

See notes to financial statements.

                                      MACROCHEM CORPORATION
                                     STATEMENTS OF OPERATIONS

                                                              Years Ended December 31,
                                                    --------------------------------------------

                                                        2002            2001            2000
                                                        ----            ----            ----
REVENUES

     Research contracts                             $     42,925    $    829,385    $    629,647
                                                    ------------    ------------    ------------

OPERATING EXPENSES

     Research and development                          3,998,388       9,791,438       5,280,641
     Marketing, general and administrative             3,702,593       4,000,330       5,794,023
     Consulting fees with related parties                 50,000          61,750          52,000
                                                    ------------    ------------    ------------

         TOTAL OPERATING EXPENSES                      7,750,981      13,853,518      11,126,664
                                                    ------------    ------------    ------------

LOSS FROM OPERATIONS                                  (7,708,056)    (13,024,133)    (10,497,017)
                                                    ------------    ------------    ------------

OTHER INCOME (EXPENSE)

     Interest income                                     193,542         690,890         752,547
     Interest expense                                        ---             ---            (887)
                                                    ------------    ------------    ------------


         TOTAL OTHER INCOME                              193,542         690,890         751,660
                                                    ------------    ------------    ------------
NET LOSS                                            $ (7,514,514)   $(12,333,243)   $ (9,745,357)
                                                    ============    ============    ============

BASIC AND DILUTED NET LOSS
     PER SHARE                                      $      (0.27)   $      (0.46)   $      (0.43)
                                                    ============    ============    ============

SHARES USED TO COMPUTE BASIC
     AND DILUTED NET LOSS PER
     SHARE                                            27,928,562      26,607,363      22,854,646
                                                    ============    ============    ============

STOCK BASED COMPENSATION INCLUDED IN:

                                                        2002            2001            2000
                                                        ----            ----            ----

     Research and development                       $     23,429    $    216,226    $   (255,236)
     Marketing, general and administrative               224,436         265,257       3,078,827
                                                    ------------    ------------    ------------
                                                    $    247,865    $    481,483    $  2,823,591
                                                    ============    ============    ============

See notes to financial statements.


                                                        MACROCHEM CORPORATION
                                                 STATEMENTS OF STOCKHOLDERS' EQUITY


                       Common Stock Shares              Additional                                           Cost of      Total
                       --------------------   Common     Paid-In     Unearned    Accumulated                Treasury   Stockholders'
                       Issued      Treasury   Stock      Capital   Compensation    Deficit      Subtotal      Stock       Equity
------------------------------------------------------------------------------------------------------------------------------------
BALANCE,
 JANUARY 1, 2000       22,597,564  (160,165) $225,976  $49,387,454  $(382,473)  $(33,295,188) $15,935,769  $ (783,350)  $15,152,419

Issuances of common
  stock-net             1,921,235       ---    19,212    8,776,225        ---            ---    8,795,437         ---     8,795,437
Exercise of common
  stock options           210,166   (12,563)    2,102      166,741        ---            ---      168,843     (78,531)       90,312
Purchase of treasury
  stock                       ---  (120,500)      ---          ---        ---            ---          ---    (334,698)     (334,698)
Stock based
  compensation (1)          1,818       ---        18    2,465,819    357,754            ---    2,823,591         ---     2,823,591
Stock issued to
  401(k) trust                ---    17,054       ---       (9,095)       ---            ---       (9,095)     78,151        69,056
Net loss                      ---       ---       ---          ---        ---     (9,745,357)  (9,745,357)        ---    (9,745,357)
                       ----------  --------  --------  -----------  ---------   ------------- ------------ ----------   ------------

BALANCE,
 DECEMBER 31, 2000     24,730,783  (276,174)  247,308   60,787,144    (24,719)   (43,040,545)  17,969,188  (1,118,428)   16,850,760

Issuances of common
  stock-net             1,566,047       ---    15,660    9,390,631        ---            ---    9,406,291         ---     9,406,291
Exercise of common
  stock options           922,580       ---     9,226    1,970,590        ---            ---    1,979,816         ---     1,979,816
Exercise of stock
  warrants                932,644    (2,330)    9,326      371,000        ---            ---      380,326      (8,826)      371,500
Stock based
  compensation (1)          6,000       ---        60      527,860    (46,437)           ---      481,483         ---       481,483
Stock issued to
  401(k) trust                ---    25,158       ---      (27,435)       ---            ---      (27,435)    119,533        92,098
Net loss                      ---       ---       ---          ---        ---    (12,333,243) (12,333,243)        ---   (12,333,243)
                       ----------  --------  --------   ----------  ---------   ------------- ------------ ----------   ------------

BALANCE,
 DECEMBER 31, 2001      8,158,054  (253,346)  281,580   73,019,790    (71,156)   (55,373,788)  17,856,426  (1,007,721)   16,848,705

Stock based
  compensation (1)          5,000       ---        50      177,041     70,774            ---      247,865         ---       247,865
Stock issued to
  401(k) trust                ---    68,082       ---     (247,479)       ---            ---     (247,479)    334,942        87,463
Net loss                      ---       ---       ---          ---        ---     (7,514,514)  (7,514,514)        ---    (7,514,514)
                       ----------  --------  --------   ----------  ---------   ------------- ------------ ----------   ------------

BALANCE,
 DECEMBER 31, 2002     28,163,054  (185,264) $281,630  $72,949,352  $    (382)  $(62,888,302) $10,342,298  $ (672,779)  $ 9,669,519
                       ==========  ========= ========  ===========  ==========  ============= ===========  ===========  ===========

(1) See following page for details.
See notes to financial statements.                                                                                       (continued)


                                                        MACROCHEM CORPORATION
                                                 STATEMENTS OF STOCKHOLDERS' EQUITY

(1)  Stock Based Compensation
                                                                                         Additional
                                                                  Common Stock            Paid-In          Unearned
                                                              Shares        Amount        Capital        Compensation       Total
                                                              ----------------------------------------------------------------------
2000

Issuance of common stock in exchange for services              1,818        $   18       $    9,372      $    (9,390)    $      ---
Issuance of common stock options to non-employees                ---           ---          183,346         (183,346)           ---
Amortization and other changes in unearned compensation          ---           ---         (536,431)         550,490         14,059
Stock based compensation to employees                            ---           ---        2,809,532              ---      2,809,532
                                                              ------        ------        ---------      -----------     ----------
                                                               1,818        $   18       $2,465,819      $   357,754     $2,823,591
                                                              ======        ======       ==========      ===========     ==========
2001

Issuance of common stock options to non-employees                ---        $  ---       $   82,458      $   (68,299)    $   14,159
Amortization and other changes in unearned compensation          ---           ---          129,200           21,862        151,062
Stock based compensation to employees and directors            6,000            60          316,202              ---        316,262
                                                              ------        ------       ----------      -----------     ----------
                                                               6,000        $   60       $  527,860      $   (46,437)    $  481,483
                                                              ======        ======       ==========      ===========     ==========

2002

Issuance of common stock options to non-employees                           $  ---       $      ---      $       ---     $      ---
Amortization and other changes in unearned compensation                        ---          (28,697)          70,774         42,077
Stock based compensation to employees and directors            5,000            50          205,738              ---        205,788
                                                              ------        ------       ----------      -----------     ----------
                                                               5,000        $   50       $  177,041      $    70,774     $  247,865
                                                              ======        ======       ==========      ===========     ==========

See notes to financial statements.                                                                                      (concluded)

                                             MACROCHEM CORPORATION
                                           STATEMENTS OF CASH FLOWS

                                                                          Years Ended December 31,
                                                              ------------------------------------------------
                                                                   2002             2001              2000
                                                                   ----             ----              ----

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                 $(7,514,514)     $(12,333,243)      $(9,745,357)
                                                              ------------     -------------      ------------

     Adjustments to reconcile net loss to net cash used
      by operating activities:
        Depreciation and amortization                             216,921           181,696           174,091
        Stock-based compensation                                  247,865           481,483         2,823,591
        401(k) contributions in company common stock               87,463            92,098            69,056
        Deferred rent                                              (1,166)           11,611            37,264
        Deferred revenue                                              ---               ---          (500,000)
     Change in assets and liabilities:
        Accounts receivable                                       334,919          (344,331)           36,285
        Receivable due from related party                            (893)           (1,600)           (1,604)
        Prepaid expenses and other current assets                   5,321            70,799           (74,822)
        Accounts payable and accrued expenses                    (945,184)          266,030           528,853
        Deferred compensation and related accrued
           interest                                                   ---               ---           (96,233)
                                                              -----------      ------------       ------------

Net cash used by operating activities                          (7,569,268)      (11,575,457)       (6,748,876)
                                                              ------------     -------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Sales/(purchases) of short-term investments-net            7,714,473           345,932        (1,313,781)
     Deposits                                                         ---               ---               ---
     Expenditures for property and equipment                      (31,991)         (307,212)         (154,080)
     Additions to patents                                         (39,346)         (113,465)          (62,851)
                                                              ------------     -------------      ------------

Net cash provided/(used) by investing activities                7,643,136           (74,745)       (1,530,712)
                                                              -----------      -------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net proceeds from exercise of common stock options               ---         1,979,816            90,312
     Net proceeds from issuance of common stock                       ---         9,406,291         8,795,437
     Proceeds from exercise of warrants                               ---           371,500               ---
     Net purchase of treasury stock                                   ---               ---          (334,698)
                                                              -----------      ------------       ------------

Net cash provided by financing activities                     $       ---      $ 11,757,607       $ 8,551,051
                                                              -----------      ------------       -----------

See notes to financial statements.                                                                (Continued)

                            MACROCHEM CORPORATION
                     STATEMENTS OF CASH FLOWS (Continued)


                                              Years Ended December 31,
                                     ----------------------------------------
                                        2002           2001           2000
                                        ----           ----           ----

NET CHANGE IN CASH
     AND CASH  EQUIVALENTS           $   73,868     $  107,405     $  271,463

CASH AND CASH EQUIVALENTS,
     BEGINNING OF YEAR                  697,178        589,773        318,310
                                     ----------     ----------     ----------

CASH AND CASH EQUIVALENTS,
     END OF YEAR                     $  771,046     $  697,178     $  589,773
                                     ==========     ==========     ==========

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITY:

During 2001, the Company received 2,330 shares of Company stock relating to the exercise of 882,644 warrants on a "cashless" basis.

During 2000, the Company received 12,563 shares of Company stock valued at $78,531 as payment of option exercises.

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid for interest aggregated $0, $0 and $886, respectively, for the years ended December 31, 2002, 2001 and 2000.

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

The Company has been engaged primarily in research and development since its inception in 1981 and has derived limited revenues from the commercial sale of its products, licensing of certain technology and feasibility studies. The Company has had no revenues relating to the sale of any products currently under development. The Company has incurred net losses every year since its inception and the Company anticipates that losses may continue for the foreseeable future. At December 31, 2002, the Company's accumulated deficit was approximately $62.9 million. The Company's ability to continue operations after its current capital resources are exhausted depends on its ability to obtain additional financing and achieve profitable operations, as to which no assurances can be given. However, the Company believes that its financial resources are sufficient to meet planned operating activities for at least twelve months.

On October 11, 2002, MacroChem Corporation announced that the Food and Drug Administration (FDA) had advised the Company that further clinical trials of MacroChem's drugs containing its absorption enhancer SEPA(R) had been placed on clinical hold until issues regarding a transgenic mouse carcinogenicity study have been resolved. During the clinical hold, the Company has been and will continue to be unable to conduct human clinical trials on its SEPA-based investigational drug products.

According to the FDA, the Executive Committee of its Carcinogenicity Assessment Committee has determined that SEPA is responsible for carcinogenic findings in a six-month transgenic Tg.AC mouse assay. That study, which was conducted by MacroChem in 1999 and reported to the FDA in February 2000, yielded no adverse effects at SEPA doses up to 50 mg/kg/day. At the two highest doses used in the study, skin injury and inflammation preceded the development of papillomas in the treated animals.

In addition to the transgenic mouse study, MacroChem has completed and submitted to the FDA results from a range of genetic and dermal toxicity studies of SEPA in animals, as well as a two-year rat carcinogenicity study. Results from these studies showed that SEPA was not genotoxic and not carcinogenic.

There can be no assurance that the Company will succeed in its attempts to have the clinical hold lifted, nor can there be any assurance that the FDA will ultimately approve any of MacroChem's investigational drugs. Certain risks and uncertainties associated with the filing and the FDA review of any future NDA and FDA regulation of the Company's proposed products are described or referenced elsewhere in this Annual Report on Form 10-K.

The Company organizes itself as one segment reporting to the chief executive officer. Products and services consist primarily of research and development activities in the pharmaceutical industry.

1.     NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
       (CONTINUED)

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

CONCENTRATION OF RISK - Cash and cash equivalents and short-term investments at December 31, 2002 and 2001 are primarily comprised of government agency securities and certificates of deposit. Accounts receivable at December 31, 2002 are due from 4 contract research organizations. All revenues for the years ended December 31, 2002 and 2001 were derived from research and development contracts.

CASH AND CASH EQUIVALENTS - Cash equivalents consist of short-term, highly liquid investments with a maturity of three months or less when purchased.

SHORT-TERM INVESTMENTS - The Company has classified its short-term investments as "available-for-sale" and, accordingly, carries such securities at aggregate fair value. Fair value has been determined based on quoted market prices. The cost of such securities approximates fair market value. Short-term investments are comprised of bank certificates of deposit, with maturities of 4 to 23 months, amounting to $0 and $294,730 at December 31, 2002 and 2001, respectively, and a liquid money market mutual fund with a carrying value of $8,118,355 and $15,538,098 at December 31, 2002 and 2001, respectively.

PROPERTY AND EQUIPMENT - Property and equipment are stated at cost. Depreciation and amortization are provided on the straight-line method over the estimated useful lives of the related assets which range from five to ten years.

PATENTS - The Company has filed applications for United States and foreign patents covering aspects of its technology. Costs and expenses incurred in connection with pending patent applications are deferred. Costs related to successful patent applications are amortized over the estimated useful lives of the patents, not exceeding 20 years, using the straight-line method. Accumulated patent costs and deferred patent application costs related to patents that are considered to have limited future value are charged to expense. Accumulated

1.     NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
       (CONTINUED)

amortization aggregated approximately $203,600 and $172,600, respectively, at December 31, 2002 and 2001. On an on-going basis, the Company evaluates the recoverability of the net carrying value of various patents by reference to the patent's expected use in drug and other research activities as measured by outside interest in the Company's patented technologies and management's determination of potential future uses of such technologies.

LONG-LIVED ASSETS - In August 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets", which supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of", and the accounting and reporting provisions of Accounting Principles Board Opinion ("APB") No. 30, "Reporting the Results of Operations - Report the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions". SFAS No. 144 requires that companies (1) recognize an impairment loss only if the carrying amount of a long-lived asset is not recoverable based on its undiscounted future cash flows and (2) measure an impairment loss as the difference between the carrying amount and fair value of the asset. In addition, SFAS No. 144 provides guidance on accounting and disclosure issues surrounding long-lived assets to be disposed of by sale. The adoption of this statement in 2002 did not have a material impact on the Company's financial position or results of operations.

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

STOCK BASED COMPENSATION - The Company applies the intrinsic value method of accounting for stock options and awards granted to employees. The Company accounts for stock options and awards to non-employees using the fair value method.

Under the intrinsic value method, compensation associated with stock awards to employees is determined as the difference, if any, between the current fair value of the underlying common stock on the date compensation is measured and the price an employee must pay to exercise the award. The measurement date for employee awards is generally the date of grant. Under the fair value method, compensation associated with stock awards to non-employees is determined based on the estimated fair value of the award itself, measured using either current market data or an established option pricing model. The measurement date for non-employee awards is generally the date performance of services is complete.

1.     NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
       (CONTINUED)

Stock or other equity-based compensation for non-employees must be accounted for under the fair value based method as required by SFAS No. 123 and Emerging Issues Task Force No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services". Under this method, the equity-based instrument is valued at either the fair value of the consideration received or of the equity instrument issued on the date of grant. The resulting compensation cost is recognized and charged to operations over the service period or the vesting period, whichever is shorter.

The Company intends to continue to use the intrinsic value method to account for stock-based compensation to employees and directors. The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value method to stock-based employee and director compensation:

                                                       2002             2001           2000
                                                       ----             ----           ----

     Net loss as reported                         $ (7,514,514)    $(12,333,243)  $ (9,745,358)

     Additional stock compensation
       measured using the fair value
       method                                       (3,358,424)      (2,196,840)    (3,846,761)
                                                  -------------    -------------  -------------

     Proforma net loss                            $(10,872,938)    $(14,530,083)  $(13,592,119)
                                                  =============    =============  =============

     Basic and diluted net loss per share -
       as reported                                $      (0.27)    $      (0.46)  $      (0.43)
                                                  =============    =============  =============

     Basic and diluted net loss per share -
       proforma                                   $      (0.39)    $      (0.55)  $      (0.59)
                                                  =============    =============  =============

The fair value of options on their grant date was measured using the Black/Scholes option pricing model. Key assumptions used to apply this pricing model are as follows:

                                              2002         2001        2000
                                              ----         ----        ----

Risk-free interest rate                   4.08%-4.53%  4.38%-5.27%  5.67%-6.57%
Expected life of option grants              6 years      6 years      6 years
Expected volatility of underlying stock       154%         128%      72%-82.18%
Expected dividend payment rate, as a
  percentage of the stock price on the
  date of grant                               ---          ---          ---

The weighted average fair values of options granted during 2002, 2001 and 2000 were $1.20, $3.42 and $4.30, respectively.

1.     NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
       (CONTINUED)

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

NET INCOME (LOSS) PER SHARE - Basic earnings per share is computed using the weighted average number of common shares outstanding during each year. Diluted earnings per common share reflect the effect of the Company's outstanding options and warrants, except where such items would be anti-dilutive. Due to the net losses reported in 2002, 2001 and 2000, basic and diluted per share amounts are the same. For the years ended December 31, 2002, 2001 and 2000 potential common shares are not included in the per share calculations for diluted EPS, because the effect of their inclusion would be anti-dilutive. Anti-dilutive potential shares not included in per share calculations for 2002, 2001 and 2000 were approximately 5,059,000, 4,791,000 and 4,761,000 shares, respectively.

NEW ACCOUNTING PRONOUNCEMENTS - In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards SFAS No. 142, Goodwill and Other Intangible Assets ("SFAS No. 142"). SFAS No. 142 was effective for fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized in an entity's statement of financial position at that date, regardless of when those assets were initially recognized. SFAS No. 142 requires that upon adoption, amortization of these assets will cease and instead, the carrying value of goodwill and other intangible assets with indefinite lives will be evaluated for impairment on an annual basis. On January 1, 2002, the Company adopted this statement, which had no effect on the Company's financial position or results of operations.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS No. 146"). SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." This Statement requires that a liability for costs associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002. If we engage in any exit or disposal activities in the future, the adoption of SFAS No. 146 might have a material effect on future financial statements.

In November 2002, the EITF issued EITF Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables" ("EITF 00-21"), which provides guidance on the timing and method of revenue recognition for sales arrangements that include the delivery of more than one product or service. EITF 00-21 is effective prospectively for arrangements entered into in fiscal periods beginning

1.     NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
       (CONTINUED)

after June 15, 2003. The Company does not expect that the adoption of EITF 00-21 will have a significant impact on its financial statements.

RECLASSIFICATION - Certain previously disclosed and prior year amounts have been reclassified to conform to the 2002 presentation.

2.     PROPERTY AND EQUIPMENT

Property and equipment consists of the following as of December 31:

                                            2002            2001
                                            ----            ----

     Laboratory equipment               $ 1,105,260     $ 1,097,839
     Office equipment                       440,903         418,683
     Leasehold improvements                 250,048         250,048
                                        -----------     -----------
          Total                           1,796,211       1,766,570

     Less:  accumulated depreciation     (1,420,102)     (1,236,542)
                                        ------------    ------------

     Property and equipment, net        $   376,109     $   530,028
                                        ===========     ===========

3.     ACCRUED EXPENSES

Accrued expenses consists of the following as of December 31:

                                           2002          2001
                                           ----          ----

     Accrued professional fees          $  72,750    $  133,300
     Accrued clinical trial costs          80,378       730,647
     Accrued bonuses                            0       205,000
     Accrued severance                    116,400           ---
     Accrued other                        126,632       286,045
                                        ---------    ----------

                                        $ 396,160    $1,354,992
                                        =========    ==========
4.     STOCKHOLDERS' EQUITY

AUTHORIZED CAPITAL STOCK - Authorized capital stock consists of 60,000,000 shares of $.01 par value common stock of which 28,163,054 shares are issued (27,977,790 are outstanding) and 5,615,913 are reserved for issuance upon exercise of common stock options and warrants at December 31, 2002. Authorized and unissued preferred stock totals 6,000,000 shares, of which 600,000 shares have been designated Series B Preferred Stock. During 1998, the Company's Board of Directors authorized the repurchase of up to 1,000,000 shares of common stock at market price. The Company repurchased 120,500 common shares in 2000 and repurchased no shares in 2001 and 2002. At December 31, 2002, 185,264 repurchased shares remain available for future use and 679,587 shares are available to be repurchased.

WARRANTS - During 2001, institutional investors received warrants to purchase an aggregate of 313,209 shares of common stock at a purchase price of $8.995 per share expiring in five years in connection with a private placement. The warrants are callable by the Company if the closing price of the stock is higher than $17.99 for 15 consecutive trading days at any time before expiration. As of December 31, 2002, none of the $8.995 warrants had been exercised.

During 2000, as part of a financing, two institutional investors received warrants to purchase an aggregate of 363,322 shares of common stock at a purchase price of $5.90 per share expiring in five years. Through December 31, 2002, none of the $5.90 warrants had been exercised. In addition, the investors received a warrant to purchase additional shares at a purchase price of $.01 per share exercisable only upon certain conditions relating to the trading price of the common stock during the period following December 12, 2000. Through December 31, 2002, 880,314 of the $0.01 warrants had been exercised. There are no further exercises available under the $.01 warrants. The placement agent received a warrant to purchase 108,999 shares of common stock at a purchase price of $7.43 per share expiring in five years. Through December 31, 2002, 50,000 of the $7.43 warrants had been exercised.

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

The 2001 Plan, 1994 Plan and the ISO Plan state that the exercise price of options shall not be less than fair market value at the date of grant.

The following table presents activity under all stock option plans:

                                          Number of Options    Weighted Average Exercise Price
                                          -----------------    -------------------------------

     Outstanding January 1, 2000             3,999,291                    $ 4.40
        Granted                                725,000                      5.94
        Exercised                             (210,166)                     2.73
        Expired                                 (5,000)                      .44
        Canceled                              (250,500)                     7.81
                                             ----------

     Outstanding December 31, 2000           4,258,625                      4.64
        Granted                              1,081,200                      3.80
        Exercised                             (922,580)                     2.15
        Canceled                              (362,100)                     4.41
                                             ----------

     Outstanding December 31, 2001           4,055,145                      4.99
        Granted                              1,018,000                      1.19
        Exercised                                  ---                       ---
        Canceled                              (749,198)                     6.72
                                             ----------

     Outstanding December 31, 2002           4,323,947                      3.82
                                             =========

     Exercisable at December 31:  2002       2,995,321                      4.55
                                             =========
                                  2001       3,051,877                      5.18
                                             =========
                                  2000       3,603,350                      4.26
                                             =========

The following table sets forth information regarding options outstanding at December 31, 2002:

                                                                 Weighted Ave.                    Weighted Ave.
           Range of             Number of         Number         Exercise Price-  Weighted Ave.  Exercise Price-
           Exercise              Options        Currently           Options        Remaining        Currently
            Prices             Outstanding     Exercisable        Outstanding        Life          Exercisable
     -----------------------------------------------------------------------------------------------------------
          $0.43-$0.63            945,000         420,000           $ 0.54            5.57           $ 0.44
          $1.82-$2.68            780,167         280,334             2.19            8.87             2.51
          $2.75-$3.75            679,820         582,489             3.09            2.94             3.08
          $4.44-$5.94          1,042,175         934,174             5.42            4.87             5.42
          $6.07-$7.81            650,585         512,124             6.48            7.37             6.59
         $8.00-$12.69            226,200         226,200            10.28            5.73            10.28
                               ---------       ---------           ------            ----           ------
     TOTAL                     4,323,947       2,955,321           $ 3.82            5.86           $ 4.55
                               =========       =========           ======            ====           ======

All options granted during the three year period ended December 31, 2002 were granted at the market price of the stock. Also, in June 2000, the Company extended the exercise period for 620,000 options that were previously issued to two former officers under the 1984 Non-Qualified Stock Option Plan, resulting in a non-cash stock compensation charge to operations of $2,809,532.

At December 31, 2002, the Company has reserved 5,059,487 shares of common stock for issuance under all stock option plans and for warrants outstanding.

UNEARNED COMPENSATION - The following table sets forth the changes to the Company's reported unearned compensation for the years ended December 31, 2002, 2001 and 2000 for the non-employee options:

                                                      2002          2001       2000
                                                      ----          ----       ----

     Balance, January 1                            $ 71,156      $ 24,719   $ 382,473
     Options, warrants and common stock granted
       to non-employees valued at fair market
       value                                            ---        68,299      92,736
     Amortization of unearned compensation          (70,744)      (21,862)     14,059)
     Other changes in unearned compensation             ---           ---    (536,431)
                                                   --------      --------   ---------
     Balance, December 31                          $    382      $ 71,156   $  24,719
                                                   ========      ========   =========

STOCK AND STOCK OPTION ISSUANCES TO NON-EMPLOYEES - During 2002, 2001 and 2000, the Company issued 0, 30,000 and 39,636 stock grants and options, respectively, to non-employees and consultants and recorded unearned compensation of $0, $68,299 and $192,736, respectively.

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
                        2003           $451,751
                        2004            465,259
                        2005             78,409

EMPLOYMENT AND CONSULTING AGREEMENTS - The Company has employment and consulting agreements with various consultants and certain key employees. The terms of each key employee agreement provide that the employee is an employee at-will. The terms of the consulting agreements do not exceed one year. These agreements provide for annual payments of approximately $945,000.

6.     INCOME TAXES

No income tax provision or benefit has been provided for federal or state income tax purposes as the Company has incurred losses in all periods reported and recoverability of these losses in future tax filings is uncertain. As of December 31, 2002, the Company has available net operating loss carryforwards of approximately $55.8 million for federal income tax purposes, expiring through 2022 and $37.4 million for state income tax purposes, expiring through 2007. In addition, the Company has unused investment and research and development tax credits for federal and state income tax purposes aggregating $1,544,000 and $770,000, respectively. The use of the federal net operating loss may also be restricted due to changes in ownership in accordance with definitions as stated in the Internal Revenue Code.

The net tax effect of differences in the timing of certain revenue and expense items and the related carrying amounts of assets and liabilities for financial reporting and tax purposes are not material and, accordingly, are not displayed in the table below. The components of the Company's deferred tax assets as of December 31, 2002 and 2001 are as follows:

                                               2002            2001
                                               ----            ----
     Deferred Tax Assets:
       Net operating loss carryforwards   $ 21,526,000    $ 19,156,000
       Tax credit carryforwards              2,314,000       2,004,000
                                          ------------    ------------
                                            23,840,000      21,160,000
     Valuation allowance                   (23,840,000)    (21,160,000)
                                          -------------   -------------
     Deferred tax asset, net              $        ---    $        ---
                                          ============    ============

For the years ended December 31, 2002 and 2001, the valuation allowance was increased by approximately $2,680,000 and $5,054,000, respectively, due to the uncertainty of future realization of currently generated net operating loss and tax credit carryforwards.

7.     EMPLOYEE BENEFIT PLAN

The Company sponsors a qualified 401(k) Retirement Plan (the "Plan") under which employees are allowed to contribute certain percentages of their pay, up to the maximum allowed under Section 401(k) of the Internal Revenue Code. Company contributions to the Plan are at the discretion of the Board of Directors. The Company contributed 68,082 shares of common stock in 2002, 25,158 shares of common stock in 2001, and 17,054 shares of common stock in 2000, valued at $87,463, $92,098 and $69,056, respectively.

8.     SUBSEQUENT EVENT

On November 11, 2002, the Company received a notification from NASDAQ indicating that, for the previous thirty consecutive trading days, the Company's common stock had not satisfied the minimum bid price requirement of $1.00 per share required for continued inclusion on the NASDAQ National Market. The Company was informed that it had until February 10, 2003 to regain compliance and that the Company could regain compliance if the closing bid price of its common stock was $1.00 per share or more for ten consecutive trading days before February 10, 2003.

On March 18, 2003, the Company received a further notification from NASDAQ indicating that the Securities and Exchange Commission had declared effective a rule change extending to 180 days the period given to issuers listed on the NASDAQ National Market to regain compliance with the minimum bid price requirement. Accordingly, the Company was informed that it has until May 12, 2003 to regain compliance and that the Company could regain compliance if the closing bid price of its common stock is $1.00 per share or more for ten consecutive trading days before May 12, 2003. Currently, the Company has not met the conditions required to regain compliance.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not applicable.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The following table sets forth the year each Director was first elected and the age, positions, and offices presently held by each Director with the
Company:

                               Year
                           First Became
   Name               Age   a Director   Position with Company
--------------------------------------------------------------------------------
John L. Zabriskie.....63       2000      Chairman of the Board of Directors
Robert J. Palmisano...58       2001      Chief Executive Officer, President and
                                         Director
Michael A. Davis......61       1997      Director and Consultant
Robert J. DeLuccia....57       2000      Director
Paul S. Echenberg.....59       2000      Director
Peter G. Martin.......54       1995      Director

     The following is a brief summary of the background of each Director of the
Company:

     JOHN L. ZABRISKIE, PH.D., has served as a Director of the Company since 2000 and was elected Chairman of the Board of Directors in 2001. Since 2001, he has been a co-founder and Director of Puretech Ventures, LLC. From 1997 to 2000, he was Chairman, President and Chief Executive Officer of NEN Life Science Products, which was sold to Perkin Elmer. In 1994, Dr. Zabriskie became Chairman, President and Chief Executive Officer of Upjohn; he was responsible for Upjohn's merger with the Swedish pharmaceutical company Pharmacia, and became Chief Executive Officer of the merged company. Before his appointment at Upjohn, he spent nearly 30 years with Merck & Company, rising to Executive Vice President and President of Merck Manufacturing Division. He is a member of the Board of Directors of the following publicly traded companies: Array Biopharma (since 2001); Biomira Inc. (since 1998); Biosource International (since 2002); Cubist Pharmaceuticals, Inc. (since 1998); and Kellogg Company (since 1995). Dr. Zabriskie received a B.S. in chemistry from Dartmouth College and a Ph.D. in organic chemistry from the University of Rochester.

     ROBERT J. PALMISANO has served as the Company's Chief Executive Officer and President and as a Director since 2001. From 1997 to 2000 he was Chief Executive Officer and Director of Summit Technology, Inc. From 1984 to January 1997, Mr. Palmisano was employed at Bausch and Lomb, Inc., where he served from 1988 to 1996 as Senior Vice President and President of the Eyewear Division. Since 2002, he has been a member of the Board of Directors of Songbird Hearing, Inc., a privately held company, which develops a line of disposable hearing aids. From January 1997 to April 1997, Mr. Palmisano was a private consultant. He holds a B.A. from Providence College.

     MICHAEL A. DAVIS, M.D., SC.D., has served as a Director of the Company since 1997 and has provided medical and pharmaceutical consulting services to the Company since 1991. He currently is Visiting Scientist in the Department of Radiology at Massachusetts General Hospital and Visiting Professor of Radiology at Harvard Medical School. From 1980-2002, Dr. Davis was Professor of Radiology and Nuclear Medicine and Director of the Division of Radiologic Research at the University of Massachusetts Medical School. From 1982 to 1997, Dr. Davis was Adjunct Professor of Surgery at Tufts University School of Veterinary Medicine. Since 1986, he has been Affiliate Professor of Biomedical Engineering at Worcester Polytechnic Institute. He is also a director of E-Z-EM, Inc., a public company engaged in supplying oral radiographic contrast media, as well as medical devices. In addition, from February to November 1999 he was President and Chief Executive Officer of Amerimmune Pharmaceuticals, Inc., a public company, and its wholly owned subsidiary, Amerimmune Inc., which is engaged in developing drugs relating to the immune system. From February 1999 to March 2003, Dr. Davis served as a Director of both Amerimmune Pharmaceuticals, Inc. and Amerimmune Inc. Dr. Davis received a B.S. and M.S. from Worcester Polytechnic Institute, an S.M. and Sc.D. from the Harvard School of Public Health, an M.B.A. from Northeastern University and an M.D. from the University of Massachusetts Medical School.

     ROBERT J. DELUCCIA has served as a Director of the Company since 2000. Mr. DeLuccia is currently a director of IBEX Technologies, Inc., a publicly traded biotechnology company focused on the development and commercialization of proprietary biological markers for the diagnosis of disease, the monitoring of drug therapy and the development of unique drug treatments. From 1998 through

1999, Mr. DeLuccia was President and Chief Executive Officer and a director of Immunomedics, Inc., a publicly traded biotechnology company focused on diagnostic and therapeutic products for the detection and treatment of cancer and infectious diseases. From 1994 through 1997, Mr. DeLuccia was President of Sterling Winthrop Pharmaceuticals and Senior Vice President of Sanofi Winthrop, Inc., then the U.S. subsidiary of Sanofi (now Sanofi-Synthelabo), based in Paris, France. Sanofi Winthrop focused on a wide range of cardiovascular, thrombosis, rheumatoid arthritis, analgesics and oncology products as well as a full line of parenteral products in a proprietary drug delivery system. From 1984 through 1994, Mr. DeLuccia was also with Sterling Drug as a Vice President in a variety of marketing roles prior to the company's sale by Eastman Kodak to Sanofi. From 1974 through 1981, Mr. DeLuccia held sales, marketing and general management positions at Pfizer, Inc. Mr. DeLuccia holds both an M.B.A. and a B.S. in marketing from Iona College.

     PAUL S. ECHENBERG has served as a Director of the Company since 2000. Since 1997 he has been the President and Chief Executive Officer of Schroders & Associates Canada, Inc. and a director of Schroder Ventures Limited. These firms provide merchant banking advisory services to a number of Canadian buy-out funds. He is a director of the following publicly traded companies: E-Z-EM, Inc., a supplier of oral radiographic contrast media and medical devices and Benvest Capital Inc., a merchant bank that he founded. From 1989 through 1997, Mr. Echenberg was President of Eckvest Equity, Inc., a private merchant bank providing consulting and personal investment services. From 1970 to 1989, he was President and Chief Executive Officer of Twinpak, Inc., a manufacturer of plastic packaging, and from 1982 to 1989 he was Executive Vice President of CB Pak, Inc., a publicly traded plastic, glass and packaging company. Mr. Echenberg received a B.Sc. from McGill University and an M.B.A. from Harvard Business School.

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

EXECUTIVE OFFICERS

     The executive officers of the Company, their ages and their positions with the Company are as follows:

   Name                 Age    Position with Company
--------------------------------------------------------------------------------

Robert J. Palmisano......58    Chief Executive Officer, President
Thomas C.K. Chan.........47    Vice President, Research and Technology
Bernard R. Patriacca.....59    Vice President, Chief Financial Officer
Melvin A. Snyder.........60    Vice President, Market Development

     The following is a brief summary of the backgrounds of Dr. Chan, Mr. Patriacca and Mr. Snyder. The background of the Company's other executive officer, Mr. Palmisano, is summarized above.

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

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who beneficially own more than 10 percent of the Company's Common Stock to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Based solely on its review of the copies of such reports received by it, and written representations from certain reporting persons that no Forms 5 were required for those persons, the Company believes that during 2002 all filing requirements applicable to its officers, directors, and such 10 percent beneficial owners were complied with.

ITEM 11.    EXECUTIVE COMPENSATION.

EXECUTIVE OFFICERS' COMPENSATION

     The following table sets forth the compensation earned by or paid or awarded to Dr. Chan, Mr. Snyder and Dr. Paul Schechter, the Company's former Vice President of Drug Development and Regulatory Affairs, during each of the three fiscal years ended December 31, 2002, to Mr. Palmisano and Mr. Patriacca during each of the two fiscal years ended December 31, 2002 and to Dr. Dennis Fowler, the Company's former Vice President of Drug Development, during the fiscal year ended December 31, 2002:

                                                     SUMMARY COMPENSATION TABLE

                                                                                      Long Term
                                                   Annual Compensation           Compensation Awards
-----------------------------------------------------------------------------------------------------------------------------------
                                                                Other Annual    Securities Underlying     All Other
Name and Principal                        Salary      Bonus     Compensation           Options          Compensation
Position                     Year            $          $           $(1)                  #                 $(2)
-----------------------------------------------------------------------------------------------------------------------------------

Robert J. Palmisano           2002        375,950      -----       13,032                290,000          5,500
    President, Chief          2001(3)     265,561    122,822        8,952              1,000,000          -----
    Executive Officer

Bernard R. Patriacca          2002        185,000      -----        1,032                125,000          5,500
    Vice President, Chief     2001(4)     113,808      -----          452                178,200          -----
    Financial Officer and
    Treasurer

Thomas C.K. Chan              2002        177,725      -----          360                120,000          5,332
    Vice President, Research  2001(5)     148,917      -----          158                104,700          4,289
    & Technology              2000         11,875      -----        -----                  -----          -----

Melvin A. Snyder              2002        194,250      -----        1,584                125,000          5,160
    Vice President, Market    2001        185,000      -----          598                184,100          3,870
    Development               2000(6)     151,200      -----        -----                  -----          -----

Paul J. Schechter             2002(7)      91,126      -----          792                  -----          1,833
    Vice President,           2001        217,000      -----        1,007                 60,400          5,250
    Drug Development          2000        203,333      -----          753                  -----          5,250
    & Regulatory Affairs

Dennis R. Fowler              2002(8)     108,519     20,000          430                150,000          -----
    Vice President,
    Drug Development

-----------------------------------------------------------------------------------------------------------------------------------

(1) Includes amounts paid for taxable group term life insurance. Also includes for Mr. Palmisano a monthly automobile allowance of $1,000.
(2) Represents the dollar value of Company contributions to the Company's 401(k) Retirement Plan, which are made in its common stock.
(3) Mr. Palmisano's employment commenced on April 9, 2001.
(4) Mr. Patriacca's employment commenced on April 23, 2001.
(5) Dr. Chan was appointed Vice President, Research and Technology on September 24, 2001.
(6) Mr. Snyder's employment commenced on October 1, 2000. Of total salary in 2000, $105,000 related to a consulting contract.
(7) Dr. Schechter's employment terminated on April 30, 2002.
(8) Dr. Fowler's employment commenced on June 3, 2002 and terminated on November 22, 2002.

STOCK OPTIONS

     The following table provides information concerning the grant of stock options during 2002 to Mr. Palmisano, Mr. Patriacca, Mr. Snyder, Dr. Chan and Dr. Fowler:

                                         OPTION GRANTS IN LAST FISCAL YEAR

                                                 Individual Grants
                                                 -----------------
                                                                                         Potential
                                                                                         Realizable
                                                                                           Value
                                                                                         at Assumed
                                                                                        Annual Rates
                                                                                       of Stock Price
                         Number of     % of Total                                     Appreciation for
                        Securities      Options     Exercise                            Option Term
                        Underlying     Granted to    or Base                        --------------------
                          Options     Employees in    Price      Expiration            5%          10%
   Name                 Granted (#)    Fiscal Year    ($/Sh)        Date              ($)          ($)
------------------------------------------------------------------------------------------------------------------
Robert J. Palmisano     90,000 (1)        8.8          1.82        06/27/12         103,013      261,055
Robert J. Palmisano    200,000 (1)       19.6          0.63        11/20/12          79,241      200,812
Thomas C.K. Chan        20,000 (2)        2.0          1.82        06/27/12          22,892       58,012
Thomas C.K. Chan       100,000 (2)        9.8          0.63        11/20/12          39,620      100,406
Bernard R. Patriacca    25,000 (3)        2.5          1.82        06/27/12          28,615       72,515
Bernard R. Patriacca   100,000 (3)        9.8          0.63        11/20/12          39,620      100,406
Melvin A. Snyder        25,000 (4)        2.5          1.82        06/27/12          28,615       72,515
Melvin A. Snyder       100,000 (4)        9.8          0.63        11/20/12          39,620      100,406
Paul J. Schechter            0              0             0           N/A               ---          ---
Dennis R. Fowler       150,000 (5)       14.7          2.11        06/03/12         199,045      504,419
------------------------------------------------------------------------------------------------------------------

(1) A portion of the options granted to Mr. Palmisano were granted in June 2002 at an exercise price of $1.82 per share. The options expire ten years from the date of grant and vest over the next three years. A portion of the options granted to Mr. Palmisano were granted in November 2002 at an exercise price of $0.63 per share. The options expire ten years from the date of grant and vest 50% after six months and the remaining 50% on the one year anniversary of the date of grant.
(2) A portion of the options granted to Dr. Chan were granted in June 2002 at an exercise price of $1.82 per share. The options expire ten years from the date of grant and vest over the next three years. A portion of the options granted to Dr. Chan were granted in November 2002 at an exercise price of $0.63 per share. The options expire ten years from the date of grant and vest 50% after six months and the remaining 50% on the one year anniversary of the date of grant.
(3) A portion of the options granted to Mr. Patriacca were granted in June 2002 at an exercise price of $1.82 per share. The options expire ten years from the date of grant and vest over the next three years. A portion of the options granted to Mr. Patriacca were granted in November 2002 at an exercise price of $0.63 per share. The options expire ten years from the date of grant and vest 50% after six months and the remaining 50% on the one year anniversary of the date of grant.
(4) A portion of the options granted to Mr. Snyder were granted in June 2002 at an exercise price of $1.82 per share. The options expire ten years from the date of grant and vest over the next three years. A portion of the options granted to Mr. Snyder were granted in November 2002 at an exercise price of $0.63 per share. The options expire ten years from the date of grant and vest 50% after six months and the remaining 50% on the one year anniversary of the date of grant.
(5) The options granted to Dr. Fowler were granted in June 2002 at an exercise price of $2.11 per share. The options were to expire ten years from the date of grant and vest over the next three years. The options were cancelled effective November 22, 2002.

     The following table provides information concerning option exercises during the fiscal year ended December 31, 2002 and unexercised options held by Mr. Palmisano, Mr. Patriacca, Mr. Snyder, Dr. Chan, Dr. Schechter and Dr. Fowler as of December 31, 2002:


                               AGGREGATED OPTION EXERCISES IN THE LAST FISCAL YEAR
                                        AND FISCAL YEAR-END OPTION VALUES

                                                                 Number of Securities     Value of Unexercised
                                                                Underlying Unexercised        In-The-Money
                          Shares Acquired       Value                 Options at               Options at
                          On Exercise (#)     Realized ($)        Fiscal Year-End #      Fiscal Year-End $(1)
----------------------------------------------------------------------------------------------------------------
                                                                     Exercisable/             Exercisable/
Name                                                                Unexercisable            Unexercisable
----------------------------------------------------------------------------------------------------------------
Robert J. Palmisano             0                 0                770,000/520,000               NA/NA
Bernard R. Patriacca            0                 0                 59,401/243,799               NA/NA
Melvin Snyder                   0                 0                214,100/125,000               NA/NA
Thomas C.K. Chan                0                 0                 51,568/173,132               NA/NA
Paul J. Schechter (2)           0                 0                     NA/NA                    NA/NA
Dennis R. Fowler (3)            0                 0                     NA/NA                    NA/NA
----------------------------------------------------------------------------------------------------------------

(1) The value of Mr. Palmisano's, Mr. Patriacca's, Mr. Snyder's and Dr. Chan's in-the-money unexercised options at the end of fiscal year ended December 31, 2002 was determined by multiplying the number of options held by the difference between the market price of Common Stock underlying the options on December 31, 2002 ($0.51 per share) and the exercise price of the options granted.
(2) All of Dr. Schechter's outstanding options were cancelled as of October 30, 2002.
(3) All of Dr. Fowler's outstanding options were cancelled as of November 22, 2002.

DIRECTORS' COMPENSATION

     Each non-employee Director of the Company receives compensation of $12,000 annually, $1,000 per regular meeting attended for the chairman of each committee, $1,000 per regular meeting attended, $500 for each special, telephone or committee meeting attended and reimbursement of travel expenses in connection with attending meetings of the Board of Directors. During 2002, ten-year stock options were granted to non-employee Directors as follows: Dr. Davis, Mr. Martin, Mr. DeLuccia, Mr. Echenberg and Dr. Zabriskie each received 10,000 options exercisable at $1.82 per share, vesting over the next three years from grant date of June 27, 2002. Also during 2002, Dr. Davis, Mr. Martin, Mr. DeLuccia, Mr. Echenberg and Dr. Zabriskie were each granted 1,000 shares of common stock for Director's services rendered from July through December 2001.

     During 2002, the Company paid Dr. Davis $50,000 for medical and pharmaceutical consulting services. Dr. Davis' consulting agreement with the Company will be terminated effective as of March 31, 2003.

EMPLOYMENT CONTRACTS, TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL
ARRANGEMENTS

     In May 2000 the Company's Board of Directors voted to pay Alvin J. Karloff, the Company's former Chief Executive Officer, a bonus of $75,000 upon the earlier of payment of a bonus to a new Chief Executive Officer or the signing of a License Agreement by the Company for one of its products. During 2002, the bonus to Mr. Karloff was paid because of the bonus payment made to Mr. Palmisano.

     The Company had entered into an employment agreement of indefinite length effective as of November 1, 1992 with Mr. Karloff. Mr. Karloff resigned his employment with the Company effective as of April 30, 2001. During 2002, Mr. Karloff received severance payments totaling $121,194 pursuant to the employment agreement.

     The Company has entered into an employment agreement of indefinite length effective as of April 9, 2001 with Mr. Palmisano. The agreement currently provides for annual compensation of $375,950. The agreement also provides for a monthly automobile allowance of $1,000 net of taxes. Further, the agreement provides for the payment of 12 months' salary in the event he is terminated without cause. In addition, the agreement precludes him from competing with the Company during his employment and for a period of one year thereafter, and from disclosing confidential information.

     The Company has entered into an employment agreement of indefinite length effective as of September 24, 2001 with Thomas C.K. Chan. The agreement, as modified by the Severance Agreement between Dr. Chan and the Company dated as of October 25, 2002, currently provides for annual compensation of $177,725 and for the payment of twelve months' salary in the event he is terminated without cause. In addition, the agreement precludes Dr. Chan from competing with the Company during his employment and for a period of two years thereafter, and from disclosing confidential information.

     The Company has entered into an employment agreement of indefinite length effective as of April 23, 2001 with Bernard Patriacca. The agreement, as modified by the Severance Agreement between Mr. Patriacca and the Company dated as of October 25, 2002, currently provides for annual compensation of $185,000 and for the payment of twelve months' salary in the event he is terminated without cause. In addition, the agreement precludes Mr. Patriacca from competing with the Company during his employment and for a period of two years thereafter, and from disclosing confidential information.

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

     The Company had entered into an employment agreement of indefinite length effective as of June 8, 1999 with Dr. Schechter. Dr. Schechter resigned his employment with the Company effective as of April 30, 2002. During 2002, Dr. Schechter received salary totaling $91,126 pursuant to the employment agreement.

     The Company had entered into an employment agreement of indefinite length effective as of June 3, 2002 with Dr. Fowler. Dr. Fowler's employment with the Company terminated effective as of November 22, 2002. During 2002, Dr. Fowler received salary including bonus and vacation totaling $109,769 and severance payments totaling $18,750 pursuant to the employment agreement.

     The Company has entered into Severance Agreements with Mr. Patriacca and Dr. Chan dated as of October 25, 2002. The Severance Agreements extend the severance periods from 6 months to 12 months in the event of termination under certain circumstances.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     The Company's Compensation Committee consists of Dr. Davis (Chairman) and Dr. Zabriskie.

ITEM 12. SECURITIES OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

     The following table details the Registrant's equity compensation plans approved by its security holders:

                                       EQUITY COMPENSATION PLAN INFORMATION

                                             (a)                       (b)                         (c)
                                                                                           Number of securities
                                                                                          remaining available for
                                   Number of securities to       Weighted-average          future issuance under
                                   be issued upon exercise       exercise price of       equity compensation plans
                                   of outstanding options,     outstanding options,        (excluding securities
      Plan Category                  warrants and rights        warrants and rights      reflected in column (a))
-------------------------------------------------------------------------------------------------------------------

Equity compensation plans
  approved by security
  holders
                                         4,323,947                   $3.82                        556,426
Equity compensation plans
  not approved by
  security holders                       1,000,000 (1)                3.02                           None
                                         ---------                   -----                        -------

                   Total                 5,323,947                   $3.67                        556,426
                                         =========                   =====                        =======
-------------------------------------------------------------------------------------------------------------------

(1) Represents stock options granted to Robert J. Palmisano pursuant to an employment agreement between the Company and Mr. Palmisano dated as of April 9, 2001.

     The following table sets forth, as of March 1, 2003, certain information concerning ownership of the Company's common stock by (i) each person known by the Company to be the beneficial owner of more than five percent (5%) of the Company's common stock, (ii) each of the Company's Directors, (iii) each of the executive officers named in the Summary Compensation Table under "Executive Officers' Compensation" above and (iv) all Directors and executive officers as a group. Except as otherwise indicated, the stockholders listed in the table have sole voting and investment powers with respect to the shares indicated.

NAME AND ADDRESS                           NUMBER OF SHARES      PERCENTAGE
OF BENEFICIAL OWNER (1)                   BENEFICIALLY OWNED      OF CLASS
-------------------------------------------------------------------------------
Peter G. Martin(2) .........................   108,937               *
Michael A. Davis(2).........................   103,667               *
Robert J. DeLuccia(2).......................    51,933               *
Paul S. Echenberg(2)........................    47,333               *
John L. Zabriskie(2)........................   153,244               *
Robert J. Palmisano(2)(3)...................   786,746           2.81%
Bernard R. Patriacca(2)(3)..................   109,644               *
Melvin A. Snyder(2)(3)......................   214,094               *
Thomas C.K. Chan(2)(3)......................    57,896               *
Paul J. Schechter...........................         -               *
Dennis R. Fowler............................         -
All Directors and Officers as a Group
    (11 persons) (2)(3)..................... 1,633,494           5.84%
-------------------------------------------------------------------------------
* Less than one percent (1%).
(1) The address of Mr. Martin, Dr. Davis, Mr. DeLuccia, Mr. Echenberg, Dr. Zabriskie, Mr. Palmisano, Mr. Patriacca, Dr. Schechter, Mr. Snyder and Dr. Chan is c/o the Company, 110 Hartwell Avenue, Lexington, Massachusetts 02421.
(2) Includes the following numbers of shares issuable upon the exercise of stock options exercisable within 60 days: Mr. Martin-106,667; Dr. Davis-97,667; Mr. DeLuccia-43,333; Mr. Echenberg-43,333; Dr. Zabriskie-46,667; Mr. Palmisano-770,000; Mr. Patriacca-99,401; Mr. Snyder-208,033 and Dr. Chan-51,568.
(3) Does not include the following numbers of vested shares in the Company's 401(k) Plan contributed by the Company to match portions of cash contributions by the following Plan participants: Mr. Palmisano-1,746; Mr. Patriacca-5,243; Mr. Snyder-6,061 and Dr. Chan-6,328.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Not applicable.

PART IV

ITEM 14.    CONTROLS AND PROCEDURES

(a) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. Our chief executive officer and our chief financial officer, after evaluating the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c)) as of a date (the "Evaluation Date") within 90 days before the filing date of this annual report, have concluded that as of the Evaluation Date, our disclosure controls and procedures were adequate and designed to ensure that material information relating to the Company would be made known to them by others within the Company.

(b) CHANGES IN INTERNAL CONTROLS. There were no significant changes in our internal controls or to our knowledge, in other factors that could significantly affect our internal controls and procedures subsequent to the Evaluation Date.

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)(1) The following Financial Statements as of December 31, 2002 and 2001 and for the three years in the period ended December 31, 2002 are filed herewith:

                                               Page
     Independent Auditors' Report               27
     Balance Sheets                             28
     Statements of Operations                   29
     Statements of Stockholders' Equity        30-31
     Statements of Cash Flows                  32-33
     Notes to Financial Statements             34-44

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

10.10.1 MacroChem Corporation 2001 Incentive Plan incorporated by reference to exhibits to the Company's Form S-8 as filed on August 8, 2001.

10.10.2 1994 Equity Incentive Plan as amended November 14, 1997, incorporated by reference to exhibits to the Company's Annual Report on Form 10-K for the year ended December 31, 1997. *

10.10.3 1984 Non-Qualified Stock Option Plan as amended November 15, 1996, incorporated by reference to exhibits to the Company's Annual Report on Form 10-K for the year ended December 31, 1996. *

10.10.4 1984 Incentive Stock Option Plan as amended November 15, 1996, incorporated by reference to exhibits to the Company's Annual Report on Form 10-K for the year ended December 31, 1996. *

10a Form of Employment Agreement between the Company and Dr. Paul J. Schechter, incorporated by reference to exhibits to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999. *

10b Form of Employment Agreement between the Company and Mr. Mel Snyder, incorporated by reference to exhibits to the Company's Annual Report on Form 10-K for the year ended December 31, 2000. *

10c Form of Employment Agreement between the Company and Mr. Robert J. Palmisano, incorporated by reference to exhibits to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001. *

10d MacroChem Corporation Option Certificate between the Company and Robert J. Palmisano, incorporated by reference to exhibits to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001. *

10e Form of Employment Agreement between the Company and Mr. Bernard R. Patriacca, incorporated by reference to exhibits to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001. *

10f Form of Employment Agreement between the Company and Dr. Thomas C.K. Chan, incorporated by reference to exhibits to the Company's Quarterly Report on Form 10-Q for the Quarter ended September 30, 2001.*

10g Form of Employment Agreement between the Company and Dr. Dennis R. Fowler, dated as of June 3, 2002 incorporated by reference to exhibits to the Company's Quarterly Report on Form 10-Q for the Quarter ended June 30, 2002.*

10h Form of Severance Agreement between the Company and Mr. Bernard R. Patriacca, dated as of October 25, 2002.*

10i Form of Severance Agreement between the Company and Dr. Thomas C.K. Chan, dated as of October 25, 2002.*

10.11 Lease between GLB Lexington Limited Partnership and the Company dated as of July 21, 1999, for space located at 110 Hartwell Avenue, Lexington, MA 02421, incorporated by reference to exhibits to the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

23.1 Consent of Deloitte & Touche LLP

(b) A report on Form 8-K was filed on October 16, 2002 disclosing a press release concerning the clinical hold imposed by the Food and Drug Administration on further trials of MacroChem's investigational drugs containing its absorption enhancer SEPA.

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

                                   MACROCHEM CORPORATION

Dated:  March 27, 2003             By:  /s/Robert Palmisano
        --------------                  -------------------
                                        Robert Palmisano
                                        President and Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on March 27, 2003.

/s/  Robert Palmisano                            President and
-----------------------------                    Chief Executive Officer
Robert Palmisano


/s/  Bernard Patriacca                           Vice President and
-----------------------------                    Chief Financial Officer
Bernard Patriacca


/s/  John L. Zabriskie                           Chairman, Board of Directors
-----------------------------
John L. Zabriskie, Ph.D.


/s/  Peter G. Martin                             Director
-----------------------------
Peter G.  Martin


/s/  Michael A. Davis                            Director
-----------------------------
Michael A.  Davis, M.D.


/s/  Robert J. DeLuccia                          Director
-----------------------------
Robert J. DeLuccia


/s/  Paul S. Echenberg                           Director
-----------------------------
Paul S. Echenberg

                            CERTIFICATION PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002



CERTIFICATIONS
--------------

I, Robert J. Palmisano, certify that:

1.   I have reviewed this annual report on Form 10-K of MacroChem Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 27, 2003
       --------------



                                          /s/ Robert J. Palmisano
                                          -----------------------
                                          Robert J. Palmisano
                                          President and Chief Executive Officer

                            CERTIFICATION PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002



CERTIFICATIONS
--------------

I, Bernard R. Patriacca, certify that:

1.   I have reviewed this annual report on Form 10-K of MacroChem Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 27, 2003
       --------------




                                         /s/ Bernard R. Patriacca
                                         -------------------------
                                         Bernard R. Patriacca
                                         Vice President, Chief Financial Officer
                                         and Treasurer