Form 10-Q
period 2003-03-31
MACROCHEM CORP
filed 2003-05-14
CIK 743884

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    Form 10-Q


(Mark One)
[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 2003

                                       or

[ ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                   For the Transition Period from ____ to ____

                         Commission file number 0-13634

                              MACROCHEM CORPORATION
             (Exact name of registrant as specified in its charter)


             Delaware                                      04-2744744
----------------------------------              --------------------------------
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

Yes     X         No
    ---------        ---------

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

Yes               No     X
     --------        ---------

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                                    Outstanding at May 1, 2003:
----------------------------                       ---------------------------
Common Stock, $.01 par value                               28,327,654

                              MACROCHEM CORPORATION

                               INDEX TO FORM 10-Q
                               ------------------

                                                                     Page Number
PART I     FINANCIAL INFORMATION                                     -----------

Item 1     Financial Statements

               Condensed Balance Sheets (Unaudited)
               March 31, 2003 and December 31, 2002                       3

               Condensed Statements of Operations for the
               Three Months Ended March 31, 2003                          4
               and 2002 (Unaudited)

               Condensed Statements of Cash Flows for the
               Three Months Ended March 31, 2003
               and 2002 (Unaudited)                                       5

               Notes to Unaudited Condensed Financial
               Statements                                                6-10


Item 2     Management's Discussion and Analysis of
           Financial Condition and Results of Operations                10-14

Item 3     Quantitative and Qualitative Disclosures About Market Risk    14

Item 4     Control and Procedures                                       14-15

PART II    OTHER INFORMATION

Item 6     Exhibits and Reports on Form 8-K                              16

SIGNATURES                                                               17

CERTIFICATIONS PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY
ACT OF 2002                                                             18-21

EXHIBIT INDEX                                                            22

ITEM 1.       FINANCIAL STATEMENTS

                              MACROCHEM CORPORATION
                            CONDENSED BALANCE SHEETS
                                   (Unaudited)
                    (Amounts in thousands except share data)

                                                                            March 31,            December 31,
                                                                              2003                   2002
                                                                        ---------------        ---------------

                                     ASSETS
Current assets:
       Cash and cash equivalents                                        $           369        $           771
       Short-term investments                                                     7,137                  8,118
       Accounts receivable                                                           13                     40
       Receivable due from related party                                             25                     25
       Prepaid expenses and other current assets                                    572                    166
                                                                        ---------------        ---------------
           Total current assets                                                   8,116                  9,120
                                                                        ---------------        ---------------

Property and equipment, net                                                         332                    376
                                                                        ---------------        ---------------

Other assets:
       Patents, net                                                                 599                    607
       Deposits                                                                      29                     29
                                                                        ---------------        ---------------
           Total other assets                                                       628                    636
                                                                        ---------------        ---------------

Total assets                                                            $         9,076        $        10,132
                                                                        ===============        ===============

                                   LIABILITIES
Current liabilities:
       Accounts payable                                                 $           146        $            19
       Accrued expenses                                                             249                    395
                                                                        ---------------        ---------------
           Total current liabilities                                                395                    414

Deferred rent                                                                        46                     48
                                                                        ---------------        ---------------

Total liabilities                                                                   441                    462
                                                                        ---------------        ---------------

Commitments and contingencies

                              STOCKHOLDERS' EQUITY
Preferred stock, authorized and unissued, 6,000,000 shares                          ---                    ---
Common stock, $.01 par value, 60,000,000 shares authorized;
       28,390,654 and 28,163,054
       shares issued at March 31, 2003
       and December 31, 2002, respectively                                          284                    282
Additional paid-in capital                                                       72,900                 72,949
Accumulated deficit                                                            (64,057)               (62,888)
Less treasury stock, at cost, 151,666 and 185,264
       shares at March 31, 2003 and
       December 31, 2002, respectively                                            (492)                  (673)
                                                                        ---------------        ---------------
           Total stockholders' equity                                             8,635                  9,670
                                                                        ---------------        ---------------
Total liabilities and stockholders' equity                              $         9,076        $        10,132
                                                                        ===============        ===============

The accompanying notes are an integral part of these unaudited condensed financial statements.

                              MACROCHEM CORPORATION
                       CONDENSED STATEMENTS OF OPERATIONS
               For the three months ended March 31, 2003 and 2002
                                   (Unaudited)
             (Amounts in thousands except share and per share data)

                                                                   For the three months ended
                                                  ---------------------------------------------------------
                                                                          March 31,
                                                          2003                                2002
                                                          ----                                ----

Research contract revenues                          $         ---                        $           43
                                                    -------------                        --------------


Operating expenses:
    Research and development                                  540                                 1,235
    Marketing, general and administrative                     644                                 1,064
    Consulting fees with related parties                        6                                    15
                                                    -------------                        --------------
       Total operating expenses                             1,190                                 2,314
                                                    -------------                        --------------

Loss from operations                                      (1,190)                               (2,271)
                                                    -------------                        --------------

Other income (expense):
    Interest income                                            21                                    67
                                                    -------------                        --------------
       Total other income                                      21                                    67
                                                    -------------                        --------------

Net loss                                            $     (1,169)                        $      (2,204)
                                                    =============                        ==============

Net loss per share -
    basic and diluted                               $      (0.04)                        $       (0.08)
                                                    =============                        ==============

Weighted average shares
outstanding (basic and diluted)                        28,003,000                            27,908,000


The accompanying notes are an integral part of these unaudited condensed financial statements.

                              MACROCHEM CORPORATION
                       CONDENSED STATEMENTS OF CASH FLOWS
               For the three months ended March 31, 2003 and 2002
                                   (Unaudited)
                             (Amounts in thousands)

                                                                            For the three months ended March 31,
                                                                                   2003                 2002
                                                                                   ----                 ----

Cash flows from operating activities:
       Net loss                                                              $    (1,169)          $   (2,204)
       Adjustments to reconcile net loss to net cash
         used by operating activities:
           Depreciation and amortization                                               53                   55
           Stock-based compensation                                                    19                  150
           401(k) contribution in Company common stock                                 15                   33
           Deferred rent                                                              (2)                    1
       Changes in assets and liabilities:
           Accounts receivable                                                         27                  375
           Prepaid expenses and other current assets                                (406)                (278)
           Accounts payable and accrued expenses                                     (19)                (263)
                                                                             ------------          -----------


Net cash used by operating activities                                             (1,482)              (2,131)
                                                                             ------------          ---- ------

Cash flows from investing activities:
       Sales of short-term investments                                                981                1,835
       Expenditures for property and equipment                                        ---                 (20)
       Additions to patents                                                           ---                 (38)
                                                                             ------------          -----------
Net cash provided by investing activities                                             981                1,777
                                                                             ------------          -----------

Cash flows from financing activities:
       Proceeds from exercise of common stock options                                  99                  ---
                                                                             ------------          -----------
Net cash provided by financing activities                                              99                  ---
                                                                             ------------          -----------

Net change in cash and cash equivalents                                             (402)                (354)
Cash and cash equivalents at beginning of period                                      771                  697
                                                                             ------------          -----------

Cash and cash equivalents at end of period                                   $        369          $       343
                                                                             ============          ===========


The accompanying notes are an integral part of these unaudited condensed financial statements.

                              MACROCHEM CORPORATION
                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

(1)      BASIS OF PRESENTATION

         The financial statements included herein have been prepared by MacroChem Corporation ("MacroChem" or the "Company") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying unaudited financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows of the Company at the dates and for the periods indicated. The unaudited financial statements included herein should be read in conjunction with the audited financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

         The results disclosed in the Statement of Operations for the three months ended March 31, 2003 are not necessarily indicative of the results to be expected for the full year.

         MacroChem is a biopharmaceutical company engaged in the development and commercialization of a portfolio of products through the application of SEPA(R) (Soft Enhancer of Percutaneous Absorption), its patented topical drug delivery technology.

(2)      STOCK BASED COMPENSATION

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

         The Company intends to continue to use the intrinsic value method to account for stock-based compensation to employees and directors. The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value method to stock-based employee and director compensation:

                                                                            Three Months Ended March 31,
                                                                            ----------------------------
                                                                          2003                       2002
                                                                          ----                       ----

        Net loss as reported                                        $    (1,169,000)           $   (2,204,000)

        Additional stock compensation measured using the fair
             value method                                                  (682,000)                 (958,000)
                                                                    ----------------           ---------------

        Proforma net loss                                           $    (1,851,000)           $   (3,162,000)
                                                                    ================           ===============

        Basic and diluted net loss per share - as reported          $         (0.04)           $        (0.08)
                                                                    ================           ===============

        Basic and diluted net loss per share - proforma             $         (0.07)           $        (0.11)
                                                                    ================           ===============

         The fair value of options on their grant date was measured using the Black/Scholes option pricing model. Key assumptions used to apply this pricing model are as follows:

                                                                            Three Months Ended March 31,
                                                                            ----------------------------
                                                                          2003                       2002
                                                                          ----                       ----

        Risk-free interest rate                                        4.08%-4.53%                4.08%-4.53%
        Expected life of option grants                                   6 years                    6 years
        Expected volatility of underlying stock                           128%                       128%

        Expected dividend payment rate, as a percentage of
             the stock price on the date of grant                          ---                        ---

         The weighted average fair value of options granted during 2002 was $1.20. There have been no options granted in 2003.

         The option pricing model used was designed to value readily tradable stock options with relatively short lives. The options granted to employees are not tradable and have contractual lives of up to ten years.

(3)      REVENUE RECOGNITION

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

(4)      BASIC AND DILUTED LOSS PER SHARE

         The following table sets forth the computation of basic and diluted loss per share:

                                                                  Three Months Ended March 31,
                                                                  ----------------------------
                                                                    2003                2002
                                                                    ----                ----

           Numerator for basic and diluted loss per share:
              Net loss                                         $ (1,150,000)        $ (2,204,000)
                                                               =============        =============

           Denominator for basic and diluted loss per share:
              Weighted average shares
                 outstanding                                      28,003,000           27,908,000
                                                               =============        =============

           Net loss per share - basic and
           diluted                                             $      (0.04)        $      (0.08)
                                                               =============        =============

         Potential common shares are not included in the per share calculations for diluted EPS, because the effect of their inclusion would be anti-dilutive. Anti-dilutive potential shares not included in per share calculations for the three months ended March 31, 2003 and 2002 were 4,593,110 and 4,772,575, respectively.

(5)      STOCKHOLDERS' EQUITY

         During the three months ended March 31, 2003, no options were granted or exercised under the 2001 Incentive Plan (the "Plan"). Also during the same period, 4,034 options were canceled under the Plan.

         Under the 1994 Equity Incentive Plan (the "1994 Plan"), no options were granted or exercised during the three-month period ended March 31, 2003. During the same period, 42,333 options were canceled under the 1994 Plan.

         During the three months ended March 31, 2003, 227,600 options were exercised and 192,400 options were canceled under the 1984 Non Qualified Plan.

         Warrants to purchase common stock were issued in connection with an October 2000 private placement to two institutional investors. The warrants issued consist of warrants to purchase an aggregate of 363,322 shares of common stock at a purchase price of $5.90 per share for five years. Through March 31, 2003, none of the $5.90 warrants had been exercised. Additionally, each investor received a warrant to purchase additional shares of common stock at a purchase price of $.01 per share exercisable only upon certain conditions relating to the trading price of common stock during the period following the effectiveness of the related registration statement. A total of 880,314 of the $.01 warrants were exercised through June 30, 2001, and there are no further exercises available under these $.01 warrants. The placement agent received a warrant to purchase 108,999 shares of common stock at a purchase price of $7.43 for five years. Through March 31, 2003, 50,000 of the $7.43 warrants had been exercised. None were exercised in the three months ended March 31, 2003.

         In July 2001, the Company sold 1,566,047 shares of its common stock for approximately $10,148,000 in gross proceeds ($9,406,000 net of issuance costs) in a private placement to institutional investors.

         The investors in the July 2001 common stock transaction received warrants to purchase an aggregate of 313,209 shares of common stock at a purchase price of $8.995 per share. These warrants expire five years from the closing date and are callable by the Company if the closing price of the stock is higher than $17.99 for 15 consecutive trading days at any time before expiration. As of March 31, 2003, none of the $8.995 warrants had been exercised.

(6)      COMPREHENSIVE INCOME

         The Company reports comprehensive income in accordance with Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income", which requires businesses to disclose comprehensive income and its components in their general-purpose financial statements. Comprehensive loss is equal to the Company's net loss for the three months ended March 31, 2003 and 2002.

(7)      RECENT ACCOUNTING PRONOUNCEMENTS

         In November 2002, the Emerging Issues Task Force ("EITF") issued EITF Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables" ("EITF 00-21"), which provides guidance on the timing and method of revenue recognition for sales arrangements that include the delivery of more than one product or service. EITF 00-21 is effective prospectively for arrangements entered into in fiscal periods beginning after June 15, 2003. The Company will adopt the provisions of EITF 00-21 for new contracts entered into beginning in the third quarter of 2003.

(8)      SUBSEQUENT EVENTS

         On April 10, 2003, MacroChem Corporation announced that the United States Food and Drug Administration (FDA) had lifted the October 2002 clinical hold on human trials of MacroChem's drugs containing its absorption enhancer SEPA(R). Previously, on October 11, 2002, MacroChem Corporation had announced that the FDA had advised the Company that further clinical trials of MacroChem's drugs containing SEPA(R) had been placed on clinical hold until issues regarding a transgenic mouse carcinogenicity study had been resolved. In removing the clinical hold, the FDA requested additional information on that study, which was conducted by MacroChem in 1999 and reported to the FDA in February 2000. MacroChem has agreed to provide that information and will continue to work with the FDA to address its questions.

         There can be no assurance that the FDA will ultimately approve any of MacroChem's investigational drugs. Certain risks and uncertainties associated with the filing and the FDA review of any future NDA and FDA regulation of the Company's proposed products are described or referenced elsewhere in this Quarterly Report on Form 10-Q and in the section entitled "Risk Factors" contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

         On November 11, 2002, the Company had received a notification from NASDAQ indicating that, for the previous thirty consecutive trading days, the Company's common stock had not satisfied the minimum bid price requirement of $1.00 per share required for continued inclusion on the NASDAQ National Market. On April 29, 2003, the Company received a notification from NASDAQ indicating that the closing bid price of the Company's common stock had been at $1.00 per share or greater for at least ten consecutive trading days prior to May 12, 2003, and that, as a result, the Company had regained compliance with the minimum bid price requirement.

         On March 31, 2003, the Company received a notification from NASDAQ indicating that, as of December 31, 2002, the Company's stockholders' equity did not comply with the minimum $10,000,000 stockholders' equity requirement for continued inclusion on the NASDAQ National Market. The NASDAQ notification further requested that the Company submit a specific plan to achieve and sustain compliance with NASDAQ National Market Listing Requirements. The Company has been in contact with NASDAQ concerning this matter. If the Company is unable to regain compliance, the Company will consider other potential actions, including applying to transfer its common stock to The NASDAQ SmallCap Market. A delisting of the Company's common stock from the NASDAQ National Market could reduce the liquidity of an investment in the Company's common stock and affect the Company's ability to raise additional funds in the future.

         On April 10, 2003, the Company announced that Robert J. Palmisano had resigned as President, Chief Executive Officer and Director of the Company and that Robert J. DeLuccia had been appointed Vice Chairman of the Company's Board and interim President and Chief Executive Officer.

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

CRITICAL ACCOUNTING POLICIES
----------------------------

Note 1 of the consolidated financial statements included within the Company's Form 10-K for the year ended December 31, 2002, includes a summary of the significant accounting policies and methods used in the preparation of our consolidated financial statements. The following is a brief discussion of the more significant accounting policies and methods used by the Company.

The Company's discussion and analysis of its financial condition and results of operations are based upon its financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses.

The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its financial statements. As more fully described in the notes to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002, we derive revenue from research and development programs. Research and development funding is generally recognized as revenue at the time the research and development activities are performed under the terms of the related agreements, when the counter-party is obligated to pay, and when no future performance obligation exists. Research and development revenue is billed on a cost reimbursement basis, which includes direct costs incurred in connection with research activities and an allocation of certain other costs incurred by the Company.

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

RESULTS OF OPERATIONS
---------------------

There were no revenues for the three-month period ended March 31, 2003, compared to research contract revenues of $43,000 for the three-month period ended March 31, 2002. The decrease is the result of the Company having obtained a small business grant in September of 2001, funded by the Department of Health and Human Services, which was completed in January 2002.

Research and development expenses decreased $695,000, or 56%, to $540,000 in the three-month period ended March 31, 2003 from $1,235,000 in the three-month period ended March 31, 2002. The decrease is primarily attributable to expenses of approximately $300,000 in the 2002 period for Topiglan Phase III clinical trial studies, and the reduction of research staff levels in November of 2002, reducing expenses in the 2003 period by approximately $290,000. The level of research and development expenses is highly dependent on the timing and extent of new and ongoing research performed in our in-house laboratories as well as outside contract laboratories. The spending is expected to increase slightly over the remainder of the year as we launch new clinical trials.

Marketing, general and administrative expenses decreased $420,000, or 39%, to $644,000 in the three months ended March 31, 2003 from $1,064,000 in the three-month period ended March 31, 2002. The decrease is primarily attributable to the reduction in staff implemented in November of 2002, resulting in a savings of approximately $370,000 in the 2003 period. In addition, the Company has reduced spending on consultants, investor relations and travel expenses. The spending is expected to increase slightly over the remainder of the year due to increased business development activities.

Other income decreased $46,000, or 69%, to $21,000 in the three-month period ended March 31, 2003 from $67,000 in the three-month period ended March 31, 2002. The decrease is due to an average lower invested balance of cash, cash equivalents and short-term investments resulting from funds used in Company operations and a decrease in overall return rates.

For the reasons described above, net loss decreased $1,035,000, or 47%, to $1,169,000 in the three-month period ended March 31, 2003 from $2,204,000 in the three-month period ended March 31, 2002.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Since inception, the primary source of funding for the Company's operations has been the private and public sale of its securities, and to a lesser extent, the licensing of its proprietary technology and products, government grants and the limited sales of products and test materials. During the first three months of 2003, the Company received net proceeds from the exercise of stock options of approximately $99,600 compared to no proceeds from the exercise of stock options for the three months ended March 31, 2002.

At March 31, 2003, working capital was approximately $7,721,000, compared to $8,706,000 at December 31, 2002. The decrease in the Company's working capital was due primarily to the use of funds for operations and resulted in a lower balance of cash and equivalents and short-term investments. Until such time as the Company obtains agreements with third-party licensees or partners to provide funding for the Company's anticipated business activities or the Company is able to obtain additional funds through the private or public sale of its securities, the Company's working capital will be utilized primarily to fund its operating activities.

There were no capital expenditures or additional patent development costs for the three months ended March 31, 2003. The Company anticipates additional capital and patent expenditures of approximately $200,000 for the remainder of the current year.

On November 11, 2002, the Company had received a notification from NASDAQ indicating that, for the previous thirty consecutive trading days, the Company's common stock had not satisfied the minimum bid price requirement of $1.00 per share required for continued inclusion on the NASDAQ National Market. On April 29, 2003, the Company received a notification from NASDAQ indicating that the closing bid price of the Company's common stock had been at $1.00 per share or greater for at least ten consecutive trading days prior to May 12, 2003, and that, as a result, the Company had regained compliance with the minimum bid price requirement.

On March 31, 2003, the Company received a notification from NASDAQ indicating that, as of December 31, 2002, the Company's stockholders' equity did not comply with the minimum $10,000,000 stockholders' equity requirement for continued inclusion on the NASDAQ National Market. The NASDAQ notification further requested that the Company submit a specific plan to achieve and sustain compliance with NASDAQ National Market Listing Requirements. The Company has been in contact with NASDAQ concerning this matter. If the Company is unable to regain compliance, the Company will consider other potential actions, including applying to transfer its common stock to The NASDAQ SmallCap Market. A delisting of the Company's common stock from the NASDAQ National Market could reduce the liquidity of an investment in the Company's common stock and affect the Company's ability to raise additional funds in the future.

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

The Company believes that its existing cash, cash equivalents and short term investments will be sufficient to meet its operating expenses and capital expenditure requirements for the next twelve months. The Company's cash requirements may vary materially from those now planned because of changes in focus and direction of the Company's research and development programs, competitive and technical advances, patent developments or other developments. It is not believed that inflation will have any significant effect on the results of the Company's operations.

RECENT ACCOUNTING PRONOUNCEMENTS
--------------------------------

In November 2002, the Emerging Issues Task Force ("EITF") issued EITF Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables" ("EITF 00-21"), which provides guidance on the timing and method of revenue recognition for sales arrangements that include the delivery of more than one product or service. EITF 00-21 is effective prospectively for arrangements entered into in fiscal periods beginning after June 15, 2003. The Company will adopt the provisions of EITF 00-21 for new contracts entered into beginning in the third quarter of 2003.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

As of March 31, 2003, the Company is exposed to market risks which relate primarily to changes in U.S. interest rates. The Company's cash equivalents and short-term investments are subject to interest rate risk and will decline in value if interest rates increase. Due to the short duration of these financial instruments, generally one year or less, changes to interest rates would not have a material effect upon the Company's financial position. A hypothetical 10% change in interest rates would not have a material effect on our Statement of Operations or Cash Flows for the three months ended March 31, 2003.

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

UNCERTAINTIES RELATING TO COMPETITION, PATENTS AND PROPRIETARY TECHNOLOGY; UNCERTAINTIES RELATING TO RISKS OF PRODUCT LIABILITY CLAIMS, LACK OF PRODUCT LIABILITY INSURANCE, AND EXPENSE AND DIFFICULTY OF OBTAINING ADEQUATE INSURANCE COVERAGE; UNCERTAINTY OF PHARMACEUTICAL PRICING AND RELATED MATTERS; AND OTHER FACTORS. ADDITIONAL INFORMATION ON THESE AND OTHER FACTORS WHICH COULD AFFECT THE COMPANY'S ACTUAL RESULTS AND EXPERIENCE ARE INCLUDED IN THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2002 AND, IN PARTICULAR, THE SECTION ENTITLED "RISK FACTORS".

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


                           MacroChem Corporation
                           (Registrant)



May 14, 2003               /s/ Robert J. DeLuccia
                           ---------------------------------------------
                           Robert J. DeLuccia
                           Interim President and Chief Executive Officer
                           (Principal Executive Officer)

                           /s/ Bernard R. Patriacca
                           ---------------------------------------------
                           Bernard R. Patriacca
                           Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

                            CERTIFICATION PURSUANT TO
                 SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


CERTIFICATIONS
--------------

I, Robert J. DeLuccia, certify that:

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

Date:    May 14, 2003
         ------------



                                   /s/ Robert J. DeLuccia
                                   ---------------------------------------------
                                                Robert J. DeLuccia
                                   Interim President and Chief Executive Officer

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

Date:    May 14, 2003
         ------------



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