Form 10-Q
period 2003-06-30
MACROCHEM CORP
filed 2003-08-08
CIK 743884

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    Form 10-Q


(Mark One)
            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2003

                                       or

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
Yes    No X

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Class                                    Outstanding at August 1, 2003:
----------------------------                      ------------------------------
Common Stock, $.01 par value                                 28,248,643

                              MACROCHEM CORPORATION

                               INDEX TO FORM 10-Q
                               ------------------


                                                                Page Number
                                                                -----------
PART I    FINANCIAL INFORMATION

Item 1    Financial Statements

            Condensed Balance Sheets (Unaudited)
            June 30, 2003 and December 31, 2002                      3

            Condensed Statements of Operations for the
            Three and Six Months Ended June 30, 2003                 4
            and 2002 (Unaudited)

            Condensed Statements of Cash Flows for the
            Six Months Ended June 30, 2003
            and 2002 (Unaudited)                                     5

            Notes to Unaudited Condensed Financial
            Statements                                              6-10


Item 2    Management's Discussion and Analysis of
          Financial Condition and Results of Operations             10-13

Item 3    Quantitative and Qualitative Disclosures
          About Market Risk                                          14

Item 4    Control and Procedures                                     14

PART II   OTHER INFORMATION

Item 6    Exhibits and Reports on Form 8-K                           15

SIGNATURES                                                           16

EXHIBIT INDEX                                                        17

ITEM 1.       FINANCIAL STATEMENTS

                              MACROCHEM CORPORATION
                            CONDENSED BALANCE SHEETS
                                   (Unaudited)
                    (Amounts in thousands except share data)

                                                                               June 30,             December 31,
                                                                                 2003                   2002
                                                                             -----------           --------------

                                                                ASSETS
Current assets:
       Cash and cash equivalents                                               $  1,006               $    771
       Short-term investments                                                     6,151                  8,118
       Accounts receivable                                                           12                     40
       Receivable due from related party                                             25                     25
       Prepaid expenses and other current assets                                    455                    166
                                                                                 ------                 ------
           Total current assets                                                   7,649                  9,120
                                                                                 ------                 ------

Property and equipment, net                                                         295                    376
                                                                                 ------                 ------

Other assets:
       Patents, net                                                                 638                    607
       Deposit                                                                       29                     29
                                                                                 ------                 ------
           Total other assets                                                       667                    636
                                                                                 ------                 ------

Total assets                                                                   $  8,611               $ 10,132
                                                                                 ======                 ======

                                                              LIABILITIES
Current liabilities:
       Accounts payable                                                        $    237               $     19
       Accrued expenses                                                             215                    395
                                                                                 ------                 ------
           Total current liabilities                                                452                    414

Deferred rent                                                                        42                     48
                                                                                 ------                 ------

Total liabilities                                                                   494                    462
                                                                                 ------                 ------

Commitments and contingencies

                                                          STOCKHOLDERS' EQUITY
Preferred stock, authorized and unissued, 6,000,000 shares                          ---                    ---
Common stock, $.01 par value, 60,000,000 shares authorized;
       28,390,654 and 28,163,054
       shares issued at June 30, 2003
       and December 31, 2002, respectively                                          284                    282
Additional paid-in capital                                                       72,888                 72,949
Accumulated deficit                                                             (64,605)               (62,888)
Less treasury stock, at cost, 142,011 and 185,264
       shares at June 30, 2003 and
       December 31, 2002, respectively                                          (   450)               (   673)
                                                                                 ------                 ------
           Total stockholders' equity                                             8,117                  9,670
                                                                                 ------                 ------
Total liabilities and stockholders' equity                                     $  8,611               $ 10,132
                                                                                 ======                 ======

The accompanying notes are an integral part of these unaudited condensed financial statements.

                              MACROCHEM CORPORATION
                       CONDENSED STATEMENTS OF OPERATIONS
            For the three and six months ended June 30, 2003 and 2002
                                   (Unaudited)
             (Amounts in thousands except share and per share data)


                                           For the three months ended June 30,   For the six months ended June 30,
                                           -----------------------------------   ---------------------------------
                                               2003            2002                2003                2002
                                               ----            ----                ----                ----


Revenues                                  $      1,010     $        ---       $      1,010       $        43
                                            ----------       ----------         ----------         ----------


Operating expenses:
    Research and development                       652              964              1,192              2,199
    Marketing, general and administrative          921            1,222              1,566              2,286
    Consulting fees with related parties           ---               15                  6                 30
                                            ----------       ----------         ----------         ----------
       Total operating expenses                  1,573            2,201              2,764              4,515
                                            ----------       ----------         ----------         ----------

Loss from operations                       (       563)     (     2,201)       (     1,754)       (     4,472)
                                            ----------       ----------         ----------         ----------

Other income (expense):
    Interest income                                 16               53                 37                120
                                            ----------       ----------         ----------         ----------
       Total other income                           16               53                 37                120
                                            ----------       ----------         ----------         ----------

Net loss                                  $(       547)    $(     2,148)      $(     1,717)      $(     4,352)
                                            ==========       ==========         ==========         ==========

Net loss per share -
    basic and diluted                     $(      0.02)    $(      0.08)      $(      0.06)      $(      0.16)
                                            ==========       ==========         ==========         ==========

Weighted average shares                     28,239,000       27,920,000         28,121,000         27,914,000
outstanding (basic and diluted)

The accompanying notes are an integral part of these unaudited condensed financial statements.


                              MACROCHEM CORPORATION
                       CONDENSED STATEMENTS OF CASH FLOWS
                 For the six months ended June 30, 2003 and 2002
                                   (Unaudited)
                             (Amounts in thousands)

                                                            For the six months ended June 30,
                                                            ---------------------------------
                                                                2003                 2002
                                                                ----                 ----

Cash flows from operating activities:
       Net loss                                               $(1,717)             $(4,352)
       Adjustments to reconcile net loss to net cash
         used by operating activities:
           Depreciation and amortization                           99                  109
           Stock-based compensation                                38                  185
           401(k) contribution in Company common stock             26                   55
           Deferred rent                                       (    6)                   1
       Changes in assets and liabilities:
           Accounts receivable                                     28                  375
           Prepaid expenses and other current assets           (  290)              (  183)
           Accounts payable and accrued expenses                   38               (  563)
                                                                -----                -----


Net cash used by operating activities                          (1,784)              (4,373)
                                                                -----                -----

Cash flows from investing activities:
       Sales of short-term investments                          1,967                4,783
       Expenditures for property and equipment                    ---               (   28)
       Additions to patents                                    (  47)               (   39)
                                                                ----                 -----
Net cash provided by investing activities                       1,920                4,716
                                                                -----                -----

Cash flows from financing activities:
       Proceeds from exercise of common stock options              99                  ---
                                                                -----                -----
Net cash provided by financing activities                          99                  ---
                                                                -----                -----

Net change in cash and cash equivalents                           235                  343
Cash and cash equivalents at beginning of period                  771                  697
                                                                -----                -----

Cash and cash equivalents at end of period                    $ 1,006              $ 1,040
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

     The results disclosed in the Statement of Operations for the three and six months ended June 30, 2003 are not necessarily indicative of the results to be expected for the full year.

     MacroChem is a specialty pharmaceutical company engaged in the development and commercialization of a portfolio of products through the application of SEPA(R) (Soft Enhancer of Percutaneous Absorption), its patented topical drug delivery technology.

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

     The Company intends to continue to use the intrinsic value method to account for stock-based compensation to employees and directors. The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value method to stock-based employee and director compensation:

                                                   Three Months Ended June 30,       Six Months Ended June 30,
                                                   ---------------------------       -------------------------
                                                     2003             2002             2003            2002
                                                     ----             ----             ----            ----

     Net loss as reported                       $(  547,000)      $(2,148,000)    $(1,717,000)     $(4,352,000)

     Additional stock compensation
       measured using the fair value method      (  790,000)       (  545,000)     (1,258,000)      (1,161,000)
                                                  ---------         ---------       ---------        ---------

     Proforma net loss                          $(1,337,000)      $(2,693,000)    $(2,975,000)     $(5,513,000)
                                                  =========         =========       =========        =========

     Basic and diluted net loss per share -
       as reported                              $(     0.02)      $(     0.08)    $(     0.06)     $(     0.16)
                                                  =========         =========       =========        =========

     Basic and diluted net loss per share -
       proforma                                 $(     0.05)      $(     0.10)    $(     0.11)     $(     0.20)
                                                  =========         =========       =========        =========

     The fair value of options on their grant date was measured using the Black/Scholes option pricing model. Key assumptions used to apply this pricing model are as follows:

                                           Three Months Ended June 30,              Six Months Ended June 30,
                                           ---------------------------              -------------------------
                                              2003              2002                  2003             2002
                                              ----              ----                  ----             ----

     Risk-free interest rate                 2.62%          4.08%-4.53%               2.62%         4.08%-4.53%
     Expected life of option
        grants                              6 years           6 years                6 years          6 years
     Expected volatility of
        underlying stock                     184%              154%                   184%             154%
     Expected dividend payment
        rate, as a percentage of the
        stock price on the date of grant     ---               ---                    ---              ---

     The option pricing model used was designed to value readily tradable stock options with relatively short lives. The options granted to employees are not tradable and have contractual lives of up to ten years.

(3)  REVENUE RECOGNITION

     Revenues from the sale, assignment, transfer, or licensing of patents or other intellectual property are recognized over various periods based upon the terms of the relevant agreement. Research contract revenues consist of non-refundable research and development funding under collaborative agreements with various corporate or government organizations. Research and development funding is generally recognized as revenue at the time the research and development activities are performed under the terms of the related agreements, when the corporate partner is obligated to pay and when no future performance obligations exist. Payments received in advance of services provided result in the deferral of revenue recognition to future periods.

(4)  Basic and Diluted Loss Per Share

     The following table sets forth the computation of basic and diluted loss per share:

                                            Three Months Ended June 30,         Six Months Ended June 30,
                                            ---------------------------         -------------------------
                                              2003             2002              2003             2002
                                              ----             ----              ----             ----

     Numerator for basic and diluted
     loss per share:
        Net loss                        $(   547,000)    $( 2,148,000)      $( 1,717,000)    $( 4,352,000)
                                          ==========       ==========         ==========       ==========

     Denominator for basic
     and diluted loss per share:
        Weighted average shares
        outstanding                       28,239,000       27,920,000         28,121,000       27,914,000
                                          ==========       ==========         ==========       ==========

     Net loss per share - basic and
     diluted                            $(     0.02)     $(      0.08)      $(      0.06)    $(      0.16)
                                          =========        ==========         ==========       ==========


     Potential common shares are not included in the per share calculations for diluted EPS, because the effect of their inclusion would be anti-dilutive. Anti-dilutive potential shares not included in per share calculations for the three and six months ended June 30, 2003 and 2002 were 4,406,536 and 5,075,485, respectively.

(5)  STOCKHOLDERS' EQUITY

     During the six months ended June 30, 2003, no options were granted or exercised under the 2001 Incentive Plan (the "Plan"). During the same period, 505,868 options were canceled under the Plan.

     Under the 1994 Equity Incentive Plan (the "1994 Plan"), no options were granted or exercised during the six-month period ended June 30, 2003. During the same period, 172,083 options were canceled under the 1994 Plan.

     During the six months ended June 30, 2003, 227,600 options were exercised and 192,400 options were canceled under the 1984 Non Qualified Plan.

     During the six months ended June 30, 2003, an option to purchase 500,000 shares of common stock was granted to Robert J. DeLuccia, the Company's new Chief Executive Officer, a portion of which vests immediately, with the remainder vesting over two years, with an exercise price of $1.06 per share.

     In October 2000, warrants to purchase common stock were issued in connection with a private placement to two institutional investors. The warrants issued consist of warrants to purchase an aggregate of 363,322 shares of common stock at a purchase price of $5.90 per share for five years. Through June 30, 2003, none of the $5.90 warrants had been exercised. The placement agent received a warrant to purchase 108,999 shares of common stock at a purchase price of $7.43 for five years. Through June 30, 2003, 50,000 of the $7.43 warrants had been exercised. None were exercised in the six months ended June 30, 2003.

     In July 2001, the Company sold 1,566,047 shares of its common stock for approximately $10,148,000 in gross proceeds ($9,406,000 net of issuance costs) in a private placement to institutional investors.

     The investors in the July 2001 common stock transaction received warrants to purchase an aggregate of 313,209 shares of common stock at a purchase price of $8.995 per share. These warrants expire five years from the closing date and are callable by the Company if the closing price of the stock is higher than $17.99 for 15 consecutive trading days at any time before expiration. As of June 30, 2003, none of the $8.995 warrants had been exercised.

(6)  COMPREHENSIVE INCOME

     The Company reports comprehensive income in accordance with Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income", which requires businesses to disclose comprehensive income and its components in their general-purpose financial statements. Comprehensive loss is equal to the Company's net loss for the three and six months ended June 30, 2003 and 2002.

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

(8)  SUBSEQUENT EVENTS

     On March 31, 2003, the Company received a notification from Nasdaq indicating that, as of December 31, 2002, the Company's stockholders' equity did not comply with the minimum $10,000,000 stockholders' equity requirement for continued inclusion on The Nasdaq National Market. On May 28, 2003, the Company received a further notification from Nasdaq indicating that as a result of continued non-compliance with this rule, the Company's Common Stock would be delisted from The Nasdaq National Market at the opening of business on June 6, 2003 unless the Company filed a hearing request with the Nasdaq Listing Qualifications Panel before the end of business on June 4, 2003. The Company filed the request for a hearing to appeal the Nasdaq determination. The hearing was held on July 17, 2003 and the Company is awaiting the decision of the Nasdaq Listing Qualifications Panel. There can be no assurance that the Company will be able to regain compliance with this listing requirement nor can there be any assurance that the Nasdaq Listing Qualifications Panel will decide to allow the Company to remain listed on The Nasdaq National Market. If the Company is unable to regain compliance, the Company will consider other potential actions, including applying to transfer its common stock to The Nasdaq

     SmallCap Market. A delisting of the Company's common stock from the Nasdaq National Market could reduce the liquidity of an investment in the Company's common stock and affect the Company's ability to raise additional funds in the future.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL
-------

MacroChem's primary business is the development of specialty pharmaceutical products for commercialization by employing SEPA(R) (Soft Enhancer of Percutaneous Absorption), its patented drug delivery technology. SEPA compounds, when properly combined with drugs, provide pharmaceutical formulations (creams, gels, lacquers, solutions, etc.) that enhance the transdermal delivery of drugs into the skin or into the bloodstream. The Company is currently developing investigational new drugs for the treatment of erectile dysfunction (Topiglan(R)), testosterone deficiency (Opterone(TM)) and fungal infections of the toenails (EcoNail(TM)). The Company currently derives no significant revenue from product sales, royalties or license fees. The Company is developing specific SEPA formulations for use with proprietary and non-proprietary drugs manufactured by other pharmaceutical companies, and seeks to commercialize these products through the formation of partnerships, strategic alliances and licensing arrangements with those companies.

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

The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its financial statements. As more fully described in the notes to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002, we derive revenue from research and development programs. Research and development funding is generally recognized as revenue at the time the research and development activities are performed under the terms of the related agreements, when the counter-party is obligated to pay, and when no future performance obligation exists. Research and development revenue is billed on a cost reimbursement basis, which includes direct costs incurred in connection with research activities and an allocation of certain other costs incurred by the Company. Revenues from the sale, assignment, transfer, or licensing of patents or other intellectual property are recognized over various periods based upon the terms of the relevant agreement.

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

RESULTS OF OPERATIONS
---------------------

Revenues, consisting primarily of proceeds from the sale of a patent, totaled $1,010,000 for the three-month period ended June 30, 2003, compared to no revenues for the three-month period ended June 30, 2002. Revenues were $1,010,000 for the six-month period ended June 30, 2003 compared to $43,000 in the same period of the prior year. The increase for both periods is the result of the Company having obtained a payment in connection with the sale of a patent.

Research and development expenses decreased $312,000, or 32%, to $652,000 in the three-month period ended June 30, 2003 from $964,000 in the three-month period ended June 30, 2002. The decrease is primarily attributable to a reduction in personnel expenses of approximately $320,000 relating to the reduction of research staff levels in November of 2002. For the six-month period ended June 30, 2003 research and development expenses decreased $1,007,000, or 46%, from $2,199,000 in the prior year. The decrease is primarily attributable to a reduction in personnel expenses of $725,000 relating to the reduction in research staff levels in November 2002 and approximately $300,000 more being spent on clinical trials in the first half of 2002 than in 2003. The level of research and development expenses is highly dependent on the timing and extent of new and ongoing research performed in our in-house laboratories as well as outside contract laboratories. The spending is expected to increase slightly over the remainder of the year as we initiate new clinical trials and the ongoing European clinical trial of Topiglan progresses.

Marketing, general and administrative expenses decreased $301,000, or 25%, to $921,000 in the three months ended June 30, 2003 from $1,222,000 in the three-month period ended June 30, 2002 and decreased $720,000, or 31%, to $1,566,000 in the six-month period ended June 30, 2003 from $2,286,000 in the same period in the prior year. The decrease is primarily attributable to the reduction in staff implemented in November of 2002, resulting in a savings of approximately $279,000 and $630,000, respectively, in the three and six month periods ended June 30, 2003. The spending is expected to increase slightly over the remainder of the year due to increased travel and related expenses associated with business development and investor relations activities.

Other income decreased $37,000, or 70%, to $16,000 in the three-month period ended June 30, 2003 from $53,000 in the three-month period ended June 30, 2002. The decrease is due to an average lower invested balance of cash, cash equivalents and short-term investments resulting from funds used in Company operations and a decrease in overall return rates.

For the reasons described above, net loss decreased $1,601,000, or 75%, to $547,000 in the three-month period ended June 30, 2003 from $2,148,000 in the three-month period ended June 30, 2002 and decreased $2,635,000, or 61%, to $1,717,000 in the six-month period ended June 30, 2003 from $4,352,000 in the same period of the prior year.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Since inception, the primary source of funding for the Company's operations has been the private and public sale of its securities, and to a lesser extent, the licensing of its proprietary technology and products, government grants and the limited sales of products and test materials. During the first six months of 2003, the Company received net proceeds from the exercise of stock options of approximately $99,600 and there were no stock options exercised for the six months ended June 30, 2002. Also, the Company recognized revenue of $1,010,000 for the six months ended June 30, 2003, primarily from the sale of U.S.Patent No. 6,495,124 B1. During the first six months of 2002, the Company recognized $43,000 of revenues.

At June 30, 2003, working capital was approximately $7,197,000, compared to $8,706,000 at December 31, 2002. The decrease in the Company's working capital was due primarily to the use of funds for operations and resulted in a lower balance of cash, cash equivalents and short-term investments. Until such time as the Company obtains agreements with third-party licensees or partners to provide funding for the Company's anticipated business activities or the Company is able to obtain additional funds through the private or public sale of its securities, the Company's working capital will be utilized primarily to fund its operating activities.

There were no capital expenditures and $47,000 of patent development costs for the six months ended June 30, 2003. The Company anticipates additional capital and patent expenditures of approximately $150,000 for the remainder of the current year.

On July 10, 2003, the Board of Directors approved retention payments for certain key employees in order to enhance retention of certain key employees. Payments of up to $80,000 will be paid on January 1, 2004 and up to $155,000 on July 1, 2004. As of the date of this Quarterly Report on Form 10-Q, the documentation of these arrangements had not been finalized.

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

On March 31, 2003, the Company received a notification from Nasdaq indicating that, as of December 31, 2002, the Company's stockholders' equity did not comply with the minimum $10,000,000 stockholders' equity requirement for continued inclusion on The Nasdaq National Market. On May 28, 2003, the Company received a further notification from Nasdaq indicating that as a result of continued non-compliance with this rule, the Company's Common Stock would be delisted from The Nasdaq National Market at the opening of business on June 6, 2003 unless the Company filed a hearing request with the Nasdaq Listing Qualifications Panel before the end of business on June 4, 2003. The Company filed the request for a hearing to appeal the Nasdaq determination. The hearing was held on July 17, 2003 and the Company is awaiting the decision of the Nasdaq Listing Qualifications Panel. There can be no assurance that the Company will be able to regain compliance with this listing requirement nor can there be any assurance that the Nasdaq Listing Qualifications Panel will decide to allow the Company to remain listed on the Nasdaq National Market. If the Company is unable to regain compliance, the Company will consider other potential actions, including applying to transfer its common stock to The Nasdaq SmallCap Market. A delisting of the Company's common stock from The Nasdaq National Market could reduce the liquidity of an investment in the Company's common stock and affect the Company's ability to raise additional funds in the future.

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

RECENT ACCOUNTING PRONOUNCEMENT
-------------------------------

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

As of June 30, 2003, the Company is exposed to market risks which relate primarily to changes in U.S. interest rates. The Company's cash equivalents and short-term investments are subject to interest rate risk and will decline in value if interest rates increase. Due to the short duration of these financial instruments, generally one year or less, changes to interest rates would not have a material effect upon the Company's financial position. A hypothetical 10% change in interest rates would not have a material effect on our Statement of Operations or Cash Flows for the six months ended June 30, 2003.

ITEM 4. CONTROL AND PROCEDURES

(a) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures (as defined in the SEC rules promulgated under the Securities Exchange Act of 1934, as amended), which are designed to ensure that information required to be disclosed in our Securities and Exchange Commission reports is properly and timely recorded, processed, summarized and reported. The officers concluded that these controls and procedures are operating in an effective manner as of June 30, 2003.

(b) CHANGES IN INTERNAL CONTROLS. There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2003 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)  The following exhibits are filed herewith:

     31.1 Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     31.2 Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     32.1 Certification of Principal Executive Officer Pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as Adopted Pursuant to
          Section 906 of the Sarbanes-Oxley Act of 2002.

     32.2 Certification of Principal Financial Officer Pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as Adopted Pursuant to
          Section 906 of the Sarbanes-Oxley Act of 2002.


(b) A report on Form 8-K was filed on April 10, 2003 containing a press release announcing the resignation of Robert Palmisano as the Company's Chief
Executive Officer and director and the appointment of Robert J. DeLuccia as Vice Chairman and interim Chief Executive Officer. A report on Form 8-K was filed on April 10, 2003 containing a press release concerning the release of the clinical hold imposed by the Food and Drug Administration in October 2002.

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


                                           MacroChem Corporation
                                           ---------------------
                                           (Registrant)



August 8, 2003                             /s/  Robert J. DeLuccia
                                           -------------------------------------
                                           Robert J. DeLuccia
                                           President and Chief Executive Officer
                                           (Principal Executive Officer)

                                           /s/  Bernard R. Patriacca
                                           -------------------------------------
                                           Bernard R. Patriacca
                                           Vice President, Chief Financial
                                           Officer and Treasurer
                                           (Principal Financial Officer)

                                  EXHIBIT INDEX


The following designated exhibits are filed herewith:

31.1 Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of Principal Executive Officer Pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification of Principal Financial Officer Pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.