Form 10-Q
period 2003-09-30
MACROCHEM CORP
filed 2003-11-14
CIK 743884

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    Form 10-Q


(Mark One)
   [X]               QUARTERLY REPORT PURSUANT TO SECTION 13
                     OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                     OF 1934
                For the quarterly period ended September 30, 2003

                                       or

   [ ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                   For the Transition Period from ____ to ____

                         Commission file number 0-13634

                              MACROCHEM CORPORATION
             ------------------------------------------------------
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
Yes     X         No
    ---------        ---------

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
Yes               No    X
    ---------        ---------

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                                Outstanding at November 7, 2003:
----------------------------                    --------------------------------
Common Stock, $.01 par value                              32,814,624

                              MACROCHEM CORPORATION

                               INDEX TO FORM 10-Q
                               ------------------

                                                                     Page Number
                                                                     -----------
PART I   FINANCIAL INFORMATION

Item 1   Financial Statements

            Condensed Balance Sheets (Unaudited)
            September 30, 2003 and December 31, 2002                    3

            Condensed Statements of Operations for the
            Three and Nine Months Ended September 30, 2003              4
            and 2002 (Unaudited)

            Condensed Statements of Cash Flows for the
            Nine Months Ended September 30, 2003
            and 2002 (Unaudited)                                        5

            Notes to Unaudited Condensed Financial
            Statements                                                  6-10


Item 2   Management's Discussion and Analysis of
         Financial Condition and Results of Operations                  11-16

Item 3   Quantitative and Qualitative Disclosures About Market Risk     16

Item 4   Control and Procedures                                         16

PART II  OTHER INFORMATION

Item 2   Changes in Securities and Use of Proceeds                      18

Item 4   Submission of Matters to a Vote of Security Holders            18

Item 6   Exhibits and Reports on Form 8-K                               18-20

SIGNATURES                                                              21

EXHIBIT INDEX                                                           22-23

ITEM 1.     FINANCIAL STATEMENTS

                              MACROCHEM CORPORATION
                            CONDENSED BALANCE SHEETS
                                   (Unaudited)
                    (Amounts in thousands except share data)

                                                                             September 30,          December 31,
                                                                                 2003                   2002
                                                                            ------------         -----------------

                                     ASSETS
Current assets:
       Cash and cash equivalents                                            $       3,651        $         771
       Short-term investments                                                       5,162                8,118
       Accounts receivable                                                             11                   40
       Receivable due from related party                                              ---                   25
       Prepaid expenses and other current assets                                      358                  166
                                                                            -------------         ------------
           Total current assets                                                     9,182                9,120
                                                                            -------------         ------------

Property and equipment, net                                                           262                  376
                                                                            -------------         ------------

Other assets:
       Patents, net                                                                   650                  607
       Deposit                                                                         29                   29
                                                                            -------------         ------------
           Total other assets                                                         679                  636
                                                                            -------------         ------------

Total assets                                                               $       10,123        $      10,132
                                                                            =============         ============

                                   LIABILITIES
Current liabilities:
       Accounts payable                                                    $          349        $          19
       Accrued expenses                                                               227                  395
                                                                            -------------         ------------
           Total current liabilities                                                  576                  414

Deferred rent                                                                          38                   48
                                                                            -------------         ------------

Total liabilities                                                                     614                  462
                                                                            -------------         ------------

Commitments and contingencies

                              STOCKHOLDERS' EQUITY
Preferred stock, authorized and unissued, 6,000,000 shares                            ---                  ---
Common stock, $.01 par value, 60,000,000 shares authorized;
        32,944,334 and 28,163,054
       shares issued at September 30, 2003
       and December 31, 2002, respectively                                            329                  282
Additional paid-in capital                                                         75,794               72,949
Accumulated deficit                                                               (66,214)             (62,888)
Less treasury stock, at cost, 129,710 and 185,264
       shares at September 30, 2003 and
       December 31, 2002, respectively                                               (400)                (673)
                                                                           --------------        -------------
           Total stockholders' equity                                               9,509                9,670
                                                                           --------------        -------------
Total liabilities and stockholders' equity                                 $       10,123        $      10,132
                                                                            =============         ============

The accompanying notes are an integral part of these unaudited condensed financial statements.

                              MACROCHEM CORPORATION
                     CONDENSED STATEMENTS OF OPERATIONS
        For the three and nine months ended September 30, 2003 and 2002
                                   (Unaudited)
             (Amounts in thousands except share and per share data)


                                     For the three months ended September 30,    For the nine months ended September 30,
                                     ----------------------------------------    ---------------------------------------
                                              2003               2002                   2003                 2002
                                              ----               ----                   ----                 ----

Revenues:
    Sale of patent                       $         ---       $        ---           $      1,000         $       ---
    Research contracts                             ---                ---                     10                  43
                                          ------------        -----------            -----------          ----------
       Total revenues                              ---                ---                  1,010                  43
                                          ------------        -----------            -----------          ----------


Operating expenses:
    Research and development                       687              1,004                  1,879               3,204
    Marketing, general and administrative          936                555                  2,502               2,841
    Consulting fees with related parties           ---                 11                      6                  41
                                          ------------        -----------            -----------          ----------
       Total operating expenses                  1,623              1,570                  4,387               6,086
                                          ------------        -----------            -----------          ----------

Loss from operations                            (1,623)            (1,570)                (3,377)             (6,043)
                                          ------------        -----------            -----------          ----------

Other income (expense):
    Interest income                                 14                 42                     51                 162
                                          ------------        -----------            -----------          ----------
       Total other income                           14                 42                     51                 162
                                          ------------        -----------            -----------          ----------

Net loss                                 $      (1,609)      $     (1,528)          $     (3,326)        $    (5,881)
                                          ============        ===========            ===========          ==========

Net loss per share -
    basic and diluted                    $       (0.05)      $      (0.05)          $      (0.12)        $     (0.21)
                                          ============        ===========            ===========          ==========

Weighted average shares                     29,300,000         27,933,000             28,513,000          27,921,000
outstanding (basic and diluted)

The accompanying notes are an integral part of these unaudited condensed financial statements.

                              MACROCHEM CORPORATION
                       CONDENSED STATEMENTS OF CASH FLOWS
              For the nine months ended September 30, 2003 and 2002
                                   (Unaudited)
                             (Amounts in thousands)

                                                                            For the nine months ended September 30,
                                                                                    2003                 2002
                                                                                    ----                 ----
Cash flows from operating activities:
       Net loss                                                                 $   (3,326)          $   (5,881)
       Adjustments to reconcile net loss to net cash
         used by operating activities:
           Depreciation and amortization                                               143                  163
           Stock-based compensation                                                     56                  230
           401(k) contribution in Company common stock                                  37                   74
           Deferred rent                                                               (10)                 ---
       Changes in assets and liabilities:
           Accounts receivable                                                          29                  375
           Receivable due from related party                                            25                  ---
           Prepaid expenses and other current assets                                  (192)                (130)
           Accounts payable and accrued expenses                                       162                 (951)
                                                                                 ---------            ---------


Net cash used by operating activities                                               (3,076)              (6,120)
                                                                                 ---------            ---------

Cash flows from investing activities:
       Purchases of short-term investments                                             (43)                (159)
       Sales of short-term investments                                               3,000                5,904
       Expenditures for property and equipment                                          (3)                 (32)
       Additions to patents                                                            (69)                 (39)
                                                                                 ---------            ---------
Net cash provided by investing activities                                            2,885                5,674
                                                                                 ---------            ---------

Cash flows from financing activities:
       Proceeds from sale of common stock (net of offering cots)                     2,972                  ---
       Proceeds from exercise of common stock options                                   99                  ---
       Proceeds from exercise of warrants                                              ---                  ---
                                                                                 ---------            ---------
Net cash provided by financing activities                                            3,071                  ---
                                                                                 ---------            ---------

Net change in cash and cash equivalents                                              2,880                 (446)
Cash and cash equivalents at beginning of period                                       771                  697
                                                                                 ---------            ---------

Cash and cash equivalents at end of period                                      $    3,651           $      251
                                                                                 =========            =========


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

        The results disclosed in the Statement of Operations for the three and nine months ended September 30, 2003 are not necessarily indicative of the results to be expected for the full year.

        MacroChem is a specialty pharmaceutical company engaged in the development and commercialization of a portfolio of products through the application of SEPA(R) (Soft Enhancer of Percutaneous Absorption), its patented topical drug delivery technology.

(2)     STOCK BASED COMPENSATION
        ------------------------

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

        The Company intends to continue to use the intrinsic value method to account for stock-based compensation to employees and directors. The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value method to stock-based employee and director compensation:

                                           Three Months Ended September 30,         Nine Months Ended September 30,
                                           --------------------------------         -------------------------------
                                                2003                2002               2003                 2002
                                                ----                ----               ----                 ----
        Net loss as reported               $ (1,609,000)       $ (1,528,000)       $ (3,326,000)        $ (5,881,000)

        Additional stock compensation
          measured using the fair value
          method                                308,000             542,000           1,169,000            1,703,000
                                            -----------         -----------         -----------          -----------

        Pro forma net loss                 $ (1,917,000)       $ (2,070,000)       $ (4,495,000)        $ (7,584,000)
                                            ===========         ===========         ===========          ===========

        Basic and diluted net loss per
         share - as reported              $       (0.05)       $      (0.05)       $      (0.12)        $      (0.21)
                                            ===========         ============        ===========          ===========

        Basic and diluted net loss per
         share - pro forma                $       (0.07)       $      (0.07)       $      (0.16)        $      (0.27)
                                            ===========         ============        ===========          ===========

        The fair value of options on their grant date was measured using the Black/Scholes option pricing model. Key assumptions used to apply this pricing model are as follows:

                                             Three Months Ended September 30,        Nine Months Ended September 30,
                                             --------------------------------        -------------------------------
                                                2003              2002                    2003            2002
                                                ----              ----                    ----            ----
        Risk-free interest rate                 3.16%          4.08%-4.53%            2.62%-3.16%      4.08%-4.53%
        Expected life of option
           grants                              6 years           6 years                6 years          6 years
        Expected volatility of
           underlying stock                      99%              154%                    99%              154%
        Expected dividend payment
           rate, as a percentage of the
           stock price on the date of grant      ---              ---                     ---              ---

        The option pricing model used was designed to value readily tradable stock options with relatively short lives. The options granted to employees are not tradable and have contractual lives of up to ten years.

(3)     REVENUE RECOGNITION
        -------------------

        The Company's business seeks to generate revenues through the development, commercialization and licensing of drug products based upon the Company's intellectual property. Revenues derived or expected to be derived from the sale, assignment, transfer, or licensing of patents or other intellectual property are recognized over various periods based upon the terms of the relevant agreement. Research contract revenues consist of non-refundable research and development funding under collaborative agreements with various corporate or government organizations. Research and development funding is generally recognized as revenue at the time the research and development activities are performed under the terms of the related agreements, when the corporate partner is obligated to pay and when no future performance obligations exist. Payments received in advance of services provided result in the deferral of revenue recognition to future periods.

(4)     BASIC AND DILUTED LOSS PER SHARE
        --------------------------------

        The following table sets forth the computation of basic and diluted loss per share:

                                             Three Months Ended September 30,         Nine Months Ended September 30,
                                             --------------------------------         -------------------------------
                                                   2003              2002                 2003             2002
                                                   ----              ----                 ----             ----
        Numerator for basic and diluted
        loss per share:
           Net loss                            $  (1,609,000)   $  (1,528,000)       $ (3,326,000)      $ (5,881,000)
                                                ============     ============         ===========        ===========

        Denominator for basic and diluted
        loss per share:
           Weighted average shares
              outstanding                         29,300,000       27,933,000          28,513,000         27,921,000
                                                ============     ============         ===========        ===========

        Net loss per share - basic and
        diluted                                $       (0.05)   $       (0.05)       $      (0.12)       $     (0.21)
                                                ============     ============         ===========        ===========

        Potential common shares are not included in the per share calculations for diluted EPS, because the effect of their inclusion would be anti-dilutive. Anti-dilutive potential shares not included in per share calculations for the three and nine months ended September 30, 2003 and 2002 were 5,076,671 and 4,911,753, respectively.

(5)     STOCKHOLDERS' EQUITY
        --------------------

        During the nine months ended September 30, 2003, no options were granted or exercised under the 2001 Incentive Plan (the "Plan"). During the same period, 506,202 options were canceled under the Plan.

        Under the 1994 Equity Incentive Plan (the "1994 Plan"), 390,600 options were granted and none were exercised during the nine-month period ended September 30, 2003. During the same period, 182,950 options were canceled under the 1994 Plan.

        During the nine months ended September 30, 2003, 227,600 options were exercised and 192,400 options were canceled under the 1984 Non-Qualified Stock Option Plan.

        During the nine months ended September 30, 2003, an option to purchase 500,000 shares of common stock was granted to Robert J. DeLuccia, the Company's new Chief Executive Officer, of which 150,000 shares vest immediately, with the remainder vesting over two years, with an exercise price of $1.06 per share.

        In October 2000, warrants to purchase common stock were issued in connection with a private placement to two institutional investors. The warrants issued consist of warrants to purchase an aggregate of 363,322 shares of common stock at a purchase price of $5.90 per share for five years. Through September 30, 2003, none of the $5.90 warrants had been exercised. The placement agent received a warrant to purchase 108,999 shares of common stock at a purchase price of $7.43 for five years. As of September 30, 2003, 50,000 of the $7.43 warrants had been exercised. None were exercised in the nine months ended September 30, 2003.

        In July 2001, the Company sold 1,566,047 shares of its common stock for approximately $10,148,000 in gross proceeds ($9,406,000 net of issuance costs) in a private placement to institutional investors. The investors in the July 2001 common stock transaction received warrants to purchase an aggregate of 313,209 shares of common stock at a purchase price of $8.995 per share. The purchase price per share was reduced to $7.845 in September 2003 as a result of anti-dilution provisions in the warrants. These warrants expire five years from the closing date and are callable by the Company if the closing price of the stock is higher than $17.99 for 15 consecutive trading days at any time before expiration. As of September 30, 2003, none of these $7.845 warrants had been exercised.

        In September 2003, the Company sold 4,553,680 shares of its common stock for approximately $3,246,000 in gross proceeds ($3,027,000 net of issuance costs and before legal and accounting fees) in a private placement to primarily institutional investors. The investors in the September 2003 common stock transaction received warrants to purchase an aggregate of 910,736 shares of common stock at a purchase price of $1.173 per share for a period of three years. As of September 30, 2003, none of the $1.173 investor warrants had been exercised. The placement agent received a warrant to purchase 150,000 shares of common stock at a purchase price of $1.173 for a period of three years. As of September 30, 2003, none of the $1.173 placement agent warrants had been exercised.

(6)     COMPREHENSIVE INCOME
        --------------------

        The Company reports comprehensive income in accordance with Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income", which requires businesses to disclose comprehensive income and its components in their general-purpose financial statements. Comprehensive loss is equal to the Company's net loss for the three and nine months ended September 30, 2003 and 2002.

(7)     RECENT ACCOUNTING PRONOUNCEMENTS
        --------------------------------

        In November 2002, the Emerging Issues Task Force ("EITF") issued EITF Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables" ("EITF 00-21"), which provides guidance on the timing and method of revenue recognition for sales arrangements that include the delivery of more than one product or service. EITF 00-21 is effective prospectively for arrangements entered into in fiscal periods beginning after June 15, 2003. The Company's adoption of the provisions of EITF 00-21 had no effect on the Company's results of operations.

(8)     SUBSEQUENT EVENTS
        -----------------

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

        Following a hearing on July 17, 2003, the Nasdaq Listing Qualifications Panel notified the Company that the Panel had determined to continue the listing of our Common Stock on The Nasdaq National Market, provided that we met certain conditions, including (a) the completion of a $3,000,000 equity financing no later than September 12, 2003, (b) achieving compliance on or before October 15, 2003 with the minimum $10,000,000 stockholders' equity requirement and (c) filing a Form 10-K for the fiscal year ending December 31, 2003 evidencing continued compliance with such $10,000,000 requirement.

        On September 10, 2003, we completed an equity financing which resulted in gross proceeds of approximately $3,250,000. On September 29, 2003, we received notification from Nasdaq that this equity financing satisfied the first condition established by the Nasdaq Listing Qualifications Panel.

        On October 14, 2003, the Company filed a Form 8-K with the Securities and Exchange Commission evidencing $10,107,136 in stockholders' equity as of August 31, 2003. Subsequently, the Company received notification from Nasdaq that this 8-K filing satisfied the second condition established by the Nasdaq Listing Qualifications Panel and further notifying the Company that the Panel had determined to continue the listing of our Common Stock on The Nasdaq National Market, provided that we meet certain additional conditions, including (a) filing a Form 10-Q for the quarter ending September 30, 2003 evidencing compliance with the minimum $10,000,000 stockholders' equity requirement and (b) filing a Form 10-K for the fiscal year ending December 31, 2003 evidencing continued compliance with such $10,000,000 requirement.

        Although the Company did not have a minimum of $10,000,000 in stockholders' equity at September 30, 2003, the Company is in discussions with Nasdaq regarding its plan to regain compliance with the stockholders' equity requirement. There can be no assurance that the Company will be able to regain or maintain compliance with the stockholders' equity requirement or any other listing requirement nor can there be any assurance that the Nasdaq Listing Qualifications Panel will decide to allow the Company to remain listed on The Nasdaq National Market. If the Company is unable to regain compliance, the Company will consider other potential actions, including applying to transfer its common stock to The Nasdaq SmallCap Market. A delisting of the Company's common stock from the Nasdaq National Market could reduce the liquidity of an investment in the Company's common stock and affect the Company's ability to raise additional funds in the future.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL
-------

MacroChem's primary business is the development of specialty pharmaceutical products for commercialization by employing SEPA(R) (Soft Enhancement of Percutaneous Absorption), its patented drug delivery technology. SEPA compounds, when properly combined with drugs, provide pharmaceutical formulations (creams, gels, lacquers, solutions, etc.) that enhance the transdermal delivery of drugs into the skin or into the bloodstream. The Company is currently developing investigational new drugs for the treatment of erectile dysfunction (Topiglan(R)), testosterone deficiency (Opterone(TM)) and fungal infections of the toenails (EcoNail(TM)). Our technologies are currently in discovery or developmental stages and must undergo a rigorous regulatory approval process, which includes extensive preclinical and clinical testing, to demonstrate safety and efficacy before any resulting product can be marketed. To date, neither the Food and Drug Administration ("FDA") nor any of its international equivalents has approved any of our technologies for marketing. The Company currently derives no significant revenue from product sales, royalties or license fees. The Company is developing specific SEPA formulations for use with proprietary and non-proprietary drugs manufactured by other pharmaceutical companies, and seeks to commercialize these products through the formation of partnerships, strategic alliances and licensing arrangements with those companies. If the Company is unable to form any strategic alliances, partnerships or licensing arrangements, its business may be materially adversely affected. In addition, if strategic relationships are formed, the Company may not be able to control the resources and attention that its partners devote to the products.

The Company's results of operations can vary significantly from year to year and quarter to quarter, and depend, among other factors, on the signing of new licenses and product development agreements, the timing of revenues recognized pursuant to license agreements, the achievement of milestones by licensees, the progress of clinical trials conducted by licensees and the Company, and the degree of our research, marketing and administrative efforts. The timing of the Company's revenues may not match the timing of the Company's associated product development expenses. To date, research and development expenses have generally exceeded revenues in any particular period and/or fiscal year.

A significant portion of our research and development expenses (including employee payroll and related benefits, laboratory supplies, travel, dues and subscriptions, clinical trial costs, temporary help costs, consulting costs and allocable costs such as occupancy and depreciation) are not tracked by project as they benefit multiple projects or our drug delivery technologies in general. Each of our research and development programs are subject to risks and uncertainties, including the requirement to seek regulatory approval, that are outside of our control. Moreover, the product candidates identified in these research and development programs, which are currently in discovery or developmental stages, must overcome significant technological, manufacturing and marketing challenges before they can be successfully commercialized. As a result of these risks and uncertainties, we are unable to predict with any certainty the period in which material net cash inflows from such projects could be expected to commence or the completion date of these programs.

These risks and uncertainties also prevent us from estimating with any certainty the specific timing and future costs of our clinical development programs, although historical trends at similarly situated companies indicate that expenses tend to increase in later stages of development. Our failure to obtain requisite governmental approvals timely or at all will delay or preclude us from licensing or marketing our products or limit the commercial use of our products, which could adversely affect our business, financial condition and results of operations.

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

The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its financial statements. As more fully described in the notes to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002, the Company's business seeks to generate revenues through the development, commercialization and licensing of drug products based upon the Company's intellectual property. Revenues derived or expected to be derived from the sale, assignment, transfer, or licensing of patents or other intellectual property are recognized over various periods based upon the terms of the relevant agreement. Research and development funding is generally recognized as revenue at the time the research and development activities are performed under the terms of the related agreements, when the counter-party is obligated to pay, and when no future performance obligation exists. Research and development revenue is billed on a cost reimbursement basis, which includes direct costs incurred in connection with research activities and an allocation of certain other costs incurred by the Company. Revenues from the sale, assignment, transfer, or licensing of patents or other intellectual property are recognized over various periods based upon the terms of the relevant agreement.

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

RESULTS OF OPERATIONS
---------------------

There were no revenues for the three-month periods ended September 30, 2003 and September 30, 2002. Revenues, consisting primarily of proceeds from the sale of a patent, were $1,010,000 for the nine-month period ended September 30, 2003 compared to $43,000 in the same period of the prior year. The increase over the prior year's nine-month period is the result of the Company having obtained a payment in connection with the sale of a patent.

Research and development expenses decreased $317,000, or 32%, to $687,000 in the three-month period ended September 30, 2003 from $1,004,000 in the three-month period ended September 30, 2002. The decrease is primarily attributable to a reduction in personnel expenses of approximately $274,000 relating to the reduction of clinical and research staff levels in November of 2002. For the nine-month period ended September 30, 2003, research and development expenses decreased $1,325,000, or 41%, to $1,879,000 from $3,204,000 in the same period of the prior year. The decrease is primarily attributable to a reduction in personnel expenses of $950,000 relating to the reduction in clinical and research staff levels in November 2002 and approximately $128,000 more being spent on clinical trials in the first nine months of 2002 than in 2003. The level of research and development expenses is highly dependent on the timing and extent of new and ongoing research performed in our in-house laboratories as well as outside contract laboratories. Research and development spending is expected to increase slightly over the remainder of the year as our ongoing clinical trial of Topiglan progresses and we initiate new clinical trials.

Marketing, general and administrative expenses increased $381,000, or 69%, to $936,000 in the three months ended September 30, 2003 from $555,000 in the three-month period ended September 30, 2002. The increase is primarily attributable to an increase in consulting fees of $120,000 during the three months ended September 30, 2003 and the reversal of an employee incentive compensation accrual of $228,000 in the three months ended September 30, 2002. For the nine-month period ended September 30, 2003, marketing, general and administrative expenses decreased $339,000, or 12%, to $2,502,000 from $2,841,000 in the same period in the prior year. The decrease is primarily attributable to the reduction in staff implemented in November of 2002, resulting in a savings of approximately $487,000 partially offset by an increase in consulting fees of $75,000 primarily relating to investor relations and business development in the nine month period ended September 30, 2003. Marketing, general and administrative spending is expected to increase slightly over the remainder of the year due to increased expenses associated with business development and investor relations activities.

Other income decreased $28,000, or 67%, to $14,000 in the three-month period ended September 30, 2003 from $42,000 in the three-month period ended September 30, 2002. Other income decreased $111,000, or 69%, to $51,000 in the nine-month period ended September 30, 2003 from $162,000 in the nine-month period ended September 30, 2002. The decrease is due to an average lower invested balance of cash, cash equivalents and short-term investments resulting from funds used in Company operations and a decrease in overall return rates.

For the reasons described above, net loss increased $81,000, or 5%, to $1,609,000 in the three-month period ended September 30, 2003 from $1,528,000 in the three-month period ended September 30, 2002 and decreased $2,555,000, or 43%, to $3,326,000 in the nine-month period ended September 30, 2003 from $5,881,000 in the same period of the prior year.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Since inception, the primary source of funding for the Company's operations has been the private and public sale of its securities, and to a lesser extent, the licensing of its proprietary technology and products, government grants and the limited sales of patents, products and test materials. During the first nine months of 2003, the Company received net proceeds from the exercise of stock options of approximately $99,000 and there were no stock options exercised for the nine months ended September 30, 2002. Also, the Company recognized revenue of $1,010,000 for the nine months ended September 30, 2003, primarily from the sale of U.S. Patent No. 6,495,124 B1 covering antifungal nail lacquers containing a pentadecalactone drug-absorption excipient. This patent represented a non-strategic asset not related to the Company's core SEPA technology. Accordingly, we believe the sale of this patent will not materially adversely affect the Company's future operations, cash flows and financial position. During the first nine months of 2002, the Company recognized $43,000 of revenues from a research grant.

At September 30, 2003, working capital was approximately $8,606,000, compared to $8,706,000 at December 31, 2002. The decrease in the Company's working capital, which was partially offset by $3,027,000 (net of issuance costs and before legal and accounting fees) received from an equity financing in September 2003, was due primarily to the use of funds for operations and resulted in a lower balance of cash, cash equivalents and short-term investments. Until such time as the Company obtains agreements with third-party licensees or partners to provide funding for the Company's anticipated business activities or the Company is able to obtain additional funds through the private or public sale of its securities, the Company's working capital may be utilized primarily to fund its operating activities.

There were $3,000 of capital expenditures and $69,000 of patent development costs for the nine months ended September 30, 2003. The Company anticipates additional capital and patent expenditures of approximately $75,000 for the remainder of the current year.

On July 10, 2003, the Board of Directors approved retention payments for certain key employees, including certain executive officers, in order to enhance retention of those employees. Payments of up to $80,000 and $155,000 in the aggregate will be paid on January 1, 2004 and July 1, 2004, respectively.

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

Following a hearing on July 17, 2003, the Nasdaq Listing Qualifications Panel notified the Company that the Panel had determined to continue the listing of our Common Stock on The Nasdaq National Market, provided that we met certain conditions, including (a) the completion of a $3,000,000 equity financing no later than September 12, 2003, (b) achieving compliance on or before October 15, 2003 with the minimum $10,000,000 stockholders' equity requirement and (c) filing a 10-K for the fiscal year ending December 31, 2003 evidencing continued compliance with such $10,000,000 requirement.

On September 10, 2003, we completed an equity financing which resulted in gross proceeds of approximately $3,250,000. On September 29, 2003, we received notification from Nasdaq that this equity financing satisfied the first condition established by the Nasdaq Listing Qualifications Panel.

On October 14, 2003, the Company filed a Form 8-K with the Securities and Exchange Commission evidencing $10,107,136 in stockholders' equity as of August 31, 2003. Subsequently, the Company received notification from Nasdaq that this 8-K filing satisfied the second condition established by the Nasdaq Listing Qualifications Panel and further notifying the Company that the Panel had determined to continue the listing of our Common Stock on The Nasdaq National Market, provided that we meet certain additional conditions, including (a) filing a 10-Q for the quarter ending September 30, 2003 evidencing compliance with the minimum $10,000,000 stockholders' equity requirement and (b) filing a 10-K for the fiscal year ending December 31, 2003 evidencing continued compliance with such $10,000,000 requirement.

Although the Company did not have a minimum of $10,000,000 in stockholders' equity at September 30, 2003, the Company is in discussions with Nasdaq regarding its plan to regain compliance with the stockholders' equity requirement. There can be no assurance that the Company will be able to regain or maintain compliance with the stockholders' equity requirement or any other listing requirement nor can there be any assurance that the Nasdaq Listing Qualifications Panel will decide to allow the Company to remain listed on The Nasdaq National Market. If the Company is unable to regain compliance, the Company will consider other potential actions, including applying to transfer its common stock to The Nasdaq SmallCap Market. A delisting of the Company's common stock from the Nasdaq National Market could reduce the liquidity of an investment in the Company's common stock and affect the Company's ability to raise additional funds in the future.

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

RECENT ACCOUNTING PRONOUNCEMENTS
--------------------------------

In November 2002, the Emerging Issues Task Force ("EITF") issued EITF Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables" ("EITF 00-21"), which provides guidance on the timing and method of revenue recognition for sales arrangements that include the delivery of more than one product or service. EITF 00-21 is effective prospectively for arrangements entered into in fiscal periods beginning after June 15, 2003. The Company's adoption of the provisions of EITF 00-21 had no effect on the Company's results of operations.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

As of September 30, 2003, the Company is exposed to market risks which relate primarily to changes in U.S. interest rates. The Company's cash equivalents and short-term investments are subject to interest rate risk and will decline in value if interest rates increase. Due to the short duration of these financial instruments, generally one year or less, changes to interest rates would not have a material effect upon the Company's financial position. A hypothetical 10% change in interest rates would not have a material effect on our Statement of Operations or Cash Flows for the nine months ended September 30, 2003.

ITEM 4.     CONTROL AND PROCEDURES

As of the end of the period covered by this report, we carried out a review, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in the SEC rules promulgated under the Securities Exchange Act of 1934, as amended), which are designed to ensure that information required to be disclosed in our Securities and Exchange Commission reports is properly and timely recorded, processed, summarized and reported. Based upon that review, our Chief Executive Officer and Chief Financial Officer concluded that these controls and procedures are operating in an effective manner as of September 30, 2003.

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2003 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. THE COMPANY'S ACTUAL RESULTS MAY DIFFER SIGNIFICANTLY FROM THE RESULTS DISCUSSED IN THE FORWARD-LOOKING STATEMENTS IN THIS REPORT AND IN FORWARD-LOOKING STATEMENTS MADE FROM TIME TO TIME BY THE COMPANY ON THE BASIS OF MANAGEMENT'S THEN-CURRENT EXPECTATIONS. FACTORS THAT MIGHT CAUSE SUCH A DIFFERENCE INCLUDE, BUT ARE NOT LIMITED TO THE FOLLOWING: THE COMPANY'S HISTORY OF OPERATING LOSSES AND NEED FOR CONTINUED WORKING CAPITAL; TECHNOLOGICAL UNCERTAINTY RELATING TO TRANSDERMAL DRUG DELIVERY SYSTEMS AND THE EARLY STAGE OF DEVELOPMENT OF THE COMPANY'S PROPOSED PRODUCTS; UNCERTAINTIES RELATING TO GOVERNMENT REGULATION AND REGULATORY APPROVALS; UNCERTAINTIES RELATED TO CLINICAL TRIALS OF THE COMPANY'S PROPOSED PRODUCTS; THE COMPANY'S DEPENDENCE ON THIRD PARTIES FOR COMMERCIALIZATION; NO ASSURANCE OF LICENSE ARRANGEMENTS; THE COMPANY'S DEPENDENCE ON THIRD PARTIES FOR THE FDA APPLICATION PROCESS; THE LACK OF SUCCESS OF THE COMPANY'S PRIOR DEVELOPMENT EFFORTS; THE COMPANY'S NEED FOR SIGNIFICANT ADDITIONAL PRODUCT DEVELOPMENT EFFORTS AND ADDITIONAL FINANCING; THE COMPANY'S RELIANCE ON KEY EMPLOYEES, THE LIMITED PERSONNEL OF THE COMPANY AND ITS DEPENDENCE ON ACCESS TO SCIENTIFIC TALENT; UNCERTAINTIES RELATING TO COMPETITION, PATENTS AND PROPRIETARY TECHNOLOGY; THE COMPANY'S LACK OF EXPERIENCED MARKETING PERSONNEL AND DEPENDENCE ON THIRD PARTIES FOR MARKETING AND DISTRIBUTION; THE COMPANY'S DEPENDENCE ON THIRD PARTIES FOR MANUFACTURING; UNCERTAINTIES RELATING TO RISKS OF PRODUCT LIABILITY CLAIMS, LACK OF PRODUCT LIABILITY INSURANCE, AND EXPENSE AND DIFFICULTY OF OBTAINING ADEQUATE INSURANCE COVERAGE; UNCERTAINTY OF PHARMACEUTICAL PRICING AND RELATED MATTERS; AND OTHER FACTORS. ADDITIONAL INFORMATION ON THESE AND OTHER FACTORS WHICH COULD AFFECT THE COMPANY'S ACTUAL RESULTS AND EXPERIENCE ARE INCLUDED IN THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2002 AND, IN PARTICULAR, THE SECTION ENTITLED "RISK FACTORS".

PART II - OTHER INFORMATION

ITEM 2.     CHANGES IN SECURITIES AND USE OF PROCEEDS

On September 10, 2003, we issued 4,553,680 shares of our common stock and warrants to purchase our common stock for approximately $3,246,000 in gross proceeds ($3,027,000 net of issuance costs and before legal and accounting fees) to primarily institutional investors. The warrants sold in the offering consist of warrants to purchase an aggregate of 910,736 shares of common stock at a purchase price of $1.173 per share for a period of three years. The placement agent received a warrant to purchase 150,000 shares of common stock at a purchase price of $1.173 for a period of three years.

The transaction described above was effected in reliance upon the exemption from the registration requirements of the Securities Act of 1933 provided by Section 4(2) on the basis that such transactions did not involve any public offering.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company's Annual Meeting of Stockholders was held on July 10, 2002. At the meeting (i) all five director nominees were elected, (ii) the appointment of Deloitte & Touche LLP as the Company's independent auditors was ratified and
(iii) amendments to the Company's certificate of incorporation to effect a reverse split of the Company's Common Stock, pursuant to which any whole number of outstanding shares between, and including, two and four would be combined into one share were approved and the Company's Board of Directors was authorized, in its discretion, to select and file one such amendment.

     (i) The following directors were elected for one-year terms by the votes indicated:

             John L. Zabriskie, 25,810,118 for, 542,134 against or withheld; Peter G. Martin, 25,811,968 for, 540,284 against or withheld; Michael A. Davis, 25,769,562 for, 582,690 against or withheld; Robert J. DeLuccia, 25,744,357 for, 607,895 against or withheld; and Paul S. Echenberg, 25,786,468 for, 565,784 against or withheld.

     (ii) The appointment of Deloitte & Touche LLP was ratified by a vote of 26,056,497 for, 217,887 against and 77,867 abstaining.

     (iii) Amendments to the Company's certificate of incorporation to effect a reverse split of the Company's Common Stock were approved and the Company's Board of Directors was authorized, in its discretion, to select and file one such amendment by a vote of 23,248,500 for, 2,895,441 against and 208,311 abstaining.

             As of September 30, 2003, the Company's Board of Directors had not selected or filed any of the amendments to effect a reverse split.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K.

(a)  The following is a list of exhibits to this Quarterly Report on Form 10-Q:

     3.1 Certificate of Incorporation as amended, incorporated by reference to
     Exhibit 3a to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997 (File No. 0-13634).

     3.2 Amended and Restated By-Laws of the Company, incorporated by reference to Exhibit 5 to the Company's Current Report on Form 8-K dated August 13, 1999 (File No. 0-13634).

     10.1 Form of Employment Agreement between the Company and Robert J.
     DeLuccia.

     10.2 MacroChem Corporation Option Certificate reflecting grant by the Company to Robert J. DeLuccia.

     10.3 Form of Retention Agreement between the Company and Bernard R. Patriacca.

     10.4 Form of Retention Agreement between the Company and Melvin A. Snyder.

     10.5 Form of Retention Agreement between the Company and Thomas C.K. Chan.

     10.6 Form of Retention Agreement between the Company and Glenn E. Deegan.

     10.7 Securities Purchase Agreement, dated as of September 10, 2003, by and among MacroChem Corporation and the purchasers listed on Schedule A thereto, incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated September 12, 2003 (File No. 0-13634).

     10.8 Form of Warrant dated as of September 10, 2003, incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K dated September 12, 2003 (File No. 0-13634).

     10.9 Registration Rights Agreement, dated as of September 10, 2003, by and among MacroChem Corporation and the investors listed on the signature page thereto, incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K dated September 12, 2003 (File No. 0-13634).

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

(b) A report on Form 8-K was filed on September 9, 2003 detailing communications received from the Nasdaq Listing Qualifications Panel concerning continued listing of the Company's Common Stock on The Nasdaq National Market. A report on Form 8-K was filed on September 12, 2003 disclosing the Company's equity financing obtained on September 10, 2003.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                          MacroChem Corporation
                          ---------------------
                          (Registrant)



November 14, 2003          /s/  Robert J. DeLuccia
                           --------------------------------------
                           Robert J. DeLuccia
                           President and Chief Executive Officer
                           (Principal Executive Officer)

                           /s/  Bernard R. Patriacca
                           --------------------------------------
                           Bernard R. Patriacca
                           Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

                                  EXHIBIT INDEX


The following is a list of exhibits to this Quarterly Report on Form 10-Q:

     3.1 Certificate of Incorporation as amended, incorporated by reference to
     Exhibit 3a to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997 (File No. 0-13634).

     3.2 Amended and Restated By-Laws of the Company, incorporated by reference to Exhibit 5 to the Company's Current Report on Form 8-K dated August 13, 1999 (File No. 0-13634).

     10.1 Form of Employment Agreement between the Company and Robert J.
     DeLuccia.

     10.2 MacroChem Corporation Option Certificate reflecting grant by the Company to Robert J. DeLuccia.

     10.3 Form of Retention Agreement between the Company and Bernard R. Patriacca.

     10.4 Form of Retention Agreement between the Company and Melvin A. Snyder.

     10.5 Form of Retention Agreement between the Company and Thomas C.K. Chan.

     10.6 Form of Retention Agreement between the Company and Glenn E. Deegan.

     10.7 Securities Purchase Agreement, dated as of September 10, 2003, by and among MacroChem Corporation and the purchasers listed on Schedule A thereto, incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated September 12, 2003 (File No. 0-13634).

     10.8 Form of Warrant dated as of September 10, 2003, incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K dated September 12, 2003 (File No. 0-13634).

     10.9 Registration Rights Agreement, dated as of September 10, 2003, by and among MacroChem Corporation and the investors listed on the signature page thereto, incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K dated September 12, 2003 (File No. 0-13634).

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