Form 10-Q/A
period 2003-09-30
MACROCHEM CORP
filed 2003-12-12
CIK 743884

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   Form 10-Q/A
                                (Amendment No. 1)

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
Yes     X         No
    ---------        ---------

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
Yes               No     X
    ---------        --------

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                Class                          Outstanding at November 30, 2003:
-------------------------------------          ---------------------------------
Common Stock, $.01 par value                             32,814,624

                                EXPLANATORY NOTE

     This Amendment No. 1 on Form 10-Q/A is being filed to amend Management's Discussion and Analysis of Financial Condition and Results of Operations contained in Item 2 of Part I.

                              MACROCHEM CORPORATION

                              INDEX TO FORM 10-Q/A
                              --------------------


                                                                     Page Number
                                                                     -----------
PART I     FINANCIAL INFORMATION

Item 2     Management's Discussion and Analysis of
           Financial Condition and Results of Operations                3-8

PART II    OTHER INFORMATION

Item 6     Exhibits and Reports on Form 8-K                             9-10

SIGNATURES                                                               11

EXHIBIT INDEX                                                          12-13

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

A significant portion of our research and development expenses (including employee payroll and related benefits, laboratory supplies, travel, dues and subscriptions, clinical trial costs, temporary help costs, consulting costs and allocable costs such as occupancy and depreciation) are not tracked by project as they benefit multiple projects or our drug delivery technologies in general. For the three months ended September 30, 2003, $482,000 was not specifically tracked and $205,000 represents costs associated with clinical trials for our erectile dysfunction product. For the three months ended September 30, 2002, $791,800 was not specifically tracked and $212,200 represents costs associated with clinical trials for our erectile dysfunction product. For the nine months ended September 30, 2003, $1,487,000 was not specifically tracked and $392,000 represents costs associated with clinical trials for our erectile dysfunction product. For the nine months ended September 30, 2002, $2,958,200 was not specifically tracked and $245,800 represents costs associated with clinical trials for our erectile dysfunction product. Each of our research and development programs are subject to risks and uncertainties, including the requirement to seek regulatory approval, that are outside of our control. Moreover, the product candidates identified in these research and development programs, which are currently in discovery or developmental stages, must overcome significant technological, manufacturing and marketing challenges before they can be successfully commercialized. As a result of these risks and uncertainties, we are unable to predict with any certainty the period in which material net cash inflows from such projects could be expected to commence or the completion date of these programs.

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

Because the Company did not have a minimum of $10,000,000 in stockholders' equity at September 30, 2003, the Nasdaq Listing Qualifications Panel notified the Company on November 19, 2003 that the listing of our common stock would be transferred to The Nasdaq SmallCap Market, which has a minimum stockholders' equity requirement of $2,500,000, effective as of November 24, 2003. Transfer of the listing of our common stock to The Nasdaq SmallCap Market could affect our ability to raise additional funds in the future.

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

     10.1 Form of Employment Agreement between the Company and Robert J. DeLuccia, incorporated by reference to the Company's Quarterly Report on Form 10-Q dated September 30, 2003 (File No. 0-13634).

     10.2 MacroChem Corporation Option Certificate reflecting grant by the Company to Robert J. DeLuccia, incorporated by reference to the Company's Quarterly Report on Form 10-Q dated September 30, 2003 (File No. 0-13634).

     10.3 Form of Retention Agreement between the Company and Bernard R. Patriacca, incorporated by reference to the Company's Quarterly Report on Form 10-Q dated September 30, 2003 (File No. 0-13634).

     10.4 Form of Retention Agreement between the Company and Melvin A. Snyder, incorporated by reference to the Company's Quarterly Report on Form 10-Q dated September 30, 2003 (File No. 0-13634).

     10.5 Form of Retention Agreement between the Company and Thomas C.K. Chan, incorporated by reference to the Company's Quarterly Report on Form 10-Q dated September 30, 2003 (File No. 0-13634).

     10.6 Form of Retention Agreement between the Company and Glenn E. Deegan, incorporated by reference to the Company's Quarterly Report on Form 10-Q dated September 30, 2003 (File No. 0-13634).

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


                           MacroChem Corporation
                           (Registrant)



December 12, 2003          /s/  Robert J. DeLuccia
                           ----------------------------------------------
                           Robert J. DeLuccia
                           President and Chief Executive Officer
                           (Principal Executive Officer)

                           /s/  Bernard R. Patriacca
                           ----------------------------------------------
                           Bernard R. Patriacca
                           Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

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

     10.1 Form of Employment Agreement between the Company and Robert J. DeLuccia, incorporated by reference to the Company's Quarterly Report on Form 10-Q dated September 30, 2003 (File No. 0-13634).

     10.2 MacroChem Corporation Option Certificate reflecting grant by the Company to Robert J. DeLuccia, incorporated by reference to the Company's Quarterly Report on Form 10-Q dated September 30, 2003 (File No. 0-13634).

     10.3 Form of Retention Agreement between the Company and Bernard R. Patriacca, incorporated by reference to the Company's Quarterly Report on Form 10-Q dated September 30, 2003 (File No. 0-13634).

     10.4 Form of Retention Agreement between the Company and Melvin A. Snyder, incorporated by reference to the Company's Quarterly Report on Form 10-Q dated September 30, 2003 (File No. 0-13634).

     10.5 Form of Retention Agreement between the Company and Thomas C.K. Chan, incorporated by reference to the Company's Quarterly Report on Form 10-Q dated September 30, 2003 (File No. 0-13634).

     10.6 Form of Retention Agreement between the Company and Glenn E. Deegan, incorporated by reference to the Company's Quarterly Report on Form 10-Q dated September 30, 2003 (File No. 0-13634).

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