Form 10-K
period 2003-12-31
MACROCHEM CORP
filed 2004-03-26
CIK 743884

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)
[X]                         ANNUAL REPORT PURSUANT TO
                           SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the Fiscal Year Ended December 31, 2003

[ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE  SECURITIES
                              EXCHANGE ACT OF 1934
                   For the Transition Period from ____ to ____

                         Commission file number 0-13634

                              MACROCHEM CORPORATION
             (Exact name of registrant as specified in its charter)

             Delaware                                        04-2744744
---------------------------------------                  -------------------
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

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:

Title of Class                         Name of Each Exchange on Which Registered
--------------                         -----------------------------------------
Common Stock, $.01 par value           The Nasdaq SmallCap Market
Series B Preferred Stock Purchase      The Nasdaq SmallCap Market
  Rights, $.01 par value

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes      X         No
     --------         --------

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

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
Yes               No    X
     --------        -------

     The aggregate market value of the shares of Common Stock held by non-affiliates, based upon the closing price for such stock on June 30, 2003 was approximately $32,203,453. As of March 5, 2004, 33,143,742 shares of Common Stock, $.01 par value, were outstanding.

     Portions of the following documents are incorporated into the Parts of this Report on Form 10-K indicated below:

     (1) The Registrant's definitive Proxy Statement for the 2004 Annual Meeting to be filed pursuant to Regulation 14A on or before May 26, 2004 (Part III).

PART I

ITEM 1.     BUSINESS.

     THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. MACROCHEM'S ACTUAL RESULTS MAY DIFFER SIGNIFICANTLY FROM THE RESULTS DISCUSSED IN THE FORWARD-LOOKING STATEMENTS. FACTORS THAT MIGHT CAUSE SUCH A DIFFERENCE INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED OR REFERRED TO IN THE SECTION ENTITLED "RISK FACTORS". READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS, WHICH SPEAK ONLY AS OF THE DATE HEREOF. WE UNDERTAKE NO OBLIGATION TO UPDATE PUBLICLY ANY FORWARD-LOOKING STATEMENTS, WHETHER AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE. ALL SUBSEQUENT WRITTEN AND ORAL FORWARD-LOOKING STATEMENTS ATTRIBUTABLE TO THE COMPANY OR PERSONS ACTING ON ITS BEHALF ARE EXPRESSLY QUALIFIED IN THEIR ENTIRETY BY THESE CAUTIONARY STATEMENTS. READERS ARE ALSO URGED TO CAREFULLY REVIEW AND CONSIDER THE VARIOUS DISCLOSURES MADE BY THE COMPANY, IN THIS DOCUMENT, AS WELL AS THE COMPANY'S PERIODIC REPORTS ON FORMS 10-K, 10-Q AND 8-K FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ("SEC").

     MacroChem's Internet address is www.macrochem.com, and the Company maintains a website at that address. MacroChem makes available, on or through its Internet website, without charge, its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports as soon as reasonably practicable after filing them electronically with the Securities and Exchange Commission.

     The business of MacroChem Corporation ("MacroChem" or the "Company") is further described in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operation", which should be read in conjunction with the accompanying financial statements and related footnotes.

     MacroChem develops pharmaceutical products for commercialization by employing SEPA(R) (Soft Enhancement of Percutaneous Absorption), our patented topical drug delivery technology. SEPA(R) compounds, when properly combined with drugs, provide pharmaceutical formulations, such as creams, gels, lacquers and solutions, etc., that enhance the transdermal delivery of drugs into the skin or into the bloodstream. We believe that SEPA(R) compounds enhance the diffusion of drugs into and through the skin by making the outer layer of the skin more permeable to the drug molecule. Transdermal delivery provides an alternative to other methods of drug administration, such as injection, oral dosage forms and inhalation, and may allow selected drugs to be administered more effectively, at lower doses, with fewer adverse events and with improved patient compliance. MacroChem is also evaluating potential applications of MacroDerm(TM), our patented low molecular weight polymers that modulate dermal penetration.

     Our SEPA(R)-enhanced pharmaceutical product candidates are all currently in development stages and are neither approved by the U.S. Food and Drug Administration, or FDA, nor available for commercial sale. We are developing specific SEPA(R) formulations for use with non-proprietary and proprietary drugs manufactured by pharmaceutical companies, and we generally plan to commercialize these products through the formation of partnerships, strategic alliances and license agreements with those companies. If we are unable to form any strategic alliances, our business may be materially adversely affected. In order to attract strategic partners, we are conducting clinical testing of SEPA(R)-enhanced pharmaceuticals. Because of the substantial costs involved in bringing a new pharmaceutical product or a new formulation of an old drug to market, we may be required to rely on pharmaceutical companies to conduct all or part of the clinical trials necessary to gain regulatory approval to manufacture and to market any resulting product. We cannot control the resources and attention that such pharmaceutical companies may devote to a product and this can result in delays in clinical testing, regulatory filings and commercialization efforts. As of the date of this Annual Report on Form 10-K, we have not generated any meaningful revenues from operations and, as of December 31, 2003, we had an accumulated deficit of approximately $68,550,000. Please see our financial statements referred to in Item 8 of this Annual Report on Form 10-K for a more detailed description of our financial history.

     We were organized and commenced operations as a Massachusetts corporation in 1981 and we were reincorporated as a Delaware corporation on May 26, 1992. Our principal executive offices are located at 110 Hartwell Avenue, Lexington, Massachusetts 02421-3134 and our phone number is (781) 862-4003.

RESEARCH AND DEVELOPMENT

     We conduct our research and development activities through our own staff and facilities, and also through collaborative arrangements with universities, contract research organizations and independent consultants. As of March 5, 2004, the Company had 16 full-time employees, 9 of whom are devoted to research and development and regulatory affairs. Research and developmental expenditures were approximately $2,938,000, $3,998,400 and $9,791,400 during the years ended December 31, 2003, 2002 and 2001, respectively. We also rely upon third parties to conduct clinical studies, obtain FDA and other regulatory approvals and manufacture and market a finished product.

     We conduct stability studies, test our unique formulations and design manufacturing processes for our SEPA(R) compounds and MacroDerm(TM) polymer technologies at our facility and other facilities. We have cGMP (current Good Manufacturing Practices) facilities for the manufacture of dosage forms for clinical evaluations.

PRODUCTS AND TECHNOLOGIES

BACKGROUND

     To be effective, drugs must reach an intended site in the body, at an effective concentration, and for an appropriate length of time. Traditional methods of drug administration, such as oral ingestion, intramuscular and intravenous injections and inhalation, are effective for a wide variety of drugs. However, depending upon the given drug, each method may have disadvantages. For example, following oral administration, a drug must pass through the gastrointestinal system to be absorbed and may be metabolized or broken down in the stomach, intestines or liver, resulting in a lower amount of unaltered drug at the target site for its action. As a result, higher dosages of the drug must be administered orally to produce the desired effect, which may cause irritation of the gastrointestinal tract and systemic toxicity.

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

     The skin is made up of three layers: the outer layer or stratum corneum; the middle layer or viable epidermis; and the inner layer or dermis. The stratum corneum, which serves as the skin's primary barrier to the external environment, consists of closely packed dead cells and fatty (lipid) material. The epidermis is composed of several layers of active cells and the dermis consists, in part, of tissue containing hair follicles, nerve endings and blood capillaries. Within the stratum corneum, lipid layers bind the dead cells together to form a protective barrier. Research conducted by MacroChem shows that SEPA(R) compounds affect drug delivery by acting, in part, upon the stratum corneum to disrupt the alignment of the lipid molecules within the lipid layers. This disruption increases the porosity of the lipid-cell layers, allowing drugs to diffuse through the stratum corneum and through the more porous epidermis to the dermis, where they enter the blood stream through the capillaries. The rate and amount of drug absorbed can be controlled by varying the formulation used.

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

     MacroChem has developed SEPA(R) compounds that are designed to enhance the transport, penetration and controlled delivery of drugs through the skin. SEPA(R) compounds are generally colorless, clear liquids that are intended to promote drug delivery by aiding drug molecules to penetrate the skin, diffuse into or through the skin layers and become absorbed into the bloodstream.

     We have our own facility for the in vitro testing of drug formulations containing SEPA(R), and therefore are less dependent on outside laboratories for this type of testing. We have been conducting in vitro studies to evaluate the transdermal enhancing effect of SEPA(R) in combination with a variety of drugs with differing physical and chemical characteristics, representing a broad spectrum of potential drug products. Although our research and development efforts with SEPA(R) are at an advanced stage, we must still conduct substantial additional studies to demonstrate the efficacy and safety of any SEPA(R)-drug formulation. We have found that specific drugs administered transdermally with SEPA(R) demonstrate increased transdermal absorption. Some of the drug formulations tested by us with SEPA(R) contain compounds generally recognized as unlikely or difficult candidates for transdermal delivery because of their physical and chemical properties and molecular size. As these drug formulations are further developed, we plan to conduct additional studies to investigate the efficacy and safety of some of these formulations.

     We have conducted early clinical studies with several drug formulations containing SEPA(R) where SEPA(R) has been demonstrated to enhance transdermal penetration of the specific drug within in vitro testing. Clinical studies have included Phase I trials in which safety and tolerance of a topical application of the drug formulation were assessed and Phase II trials in which efficacy of the specific drug was evaluated in an appropriate clinical condition.

     We have designed and sponsored clinical trials of Topiglan(R), our topical formulation of alprostadil and SEPA(R) for use in the treatment of erectile dysfunction. The Company has completed a Phase II/III in-home trial of a first generation Topiglan(R) gel formulation. The Company has also completed pre-clinical and Phase I studies, and as of the date of this Annual Report on Form 10-K is conducting a clinical pharmacology study, of a new Topiglan(R) cream formulation.

     We have also designed and sponsored in vitro and clinical studies of Opterone(TM), our topical formulation of SEPA(R) and testosterone for use in treating male hypogonadism. These studies were conducted with a first generation gel formulation of Opterone(TM). As of the date of this Annual Report on Form 10-K, the Company is conducting a dose proportionality clinical study of a new Opterone(TM) cream formulation.

     We have also conducted a pre-clinical study of EcoNail(TM), our lacquer formulation of SEPA(R) in combination with selected active antifungal agents to treat fungal infections of the nail. The study demonstrated substantially increased nail penetration by an antifungal drug when combined with SEPA(R). As of the date of filing of this Annual Report on Form 10-K, the Company is conducting a Phase I study of EcoNail(TM) in patients with onychomycosis (fungal infection of the nail).

     The Company has also conducted pre-clinical laboratory studies with SEPA(R) formulations of nonsteroidal anti-inflammatory drugs for topical application in pain management.

     We believe that SEPA(R) compounds can be used with a broad variety of new and existing drugs to enhance their commercial value. The therapeutic effectiveness and improved convenience of a transdermal SEPA(R) product may substantially expand the existing market for a drug. In addition, a formulation containing a SEPA(R) compound may prove to be a superior alternative to the existing methods of administering certain drugs.

MACRODERM(TM) DRUG DELIVERY SYSTEM

     We have developed a series of low molecular weight polymers, termed MacroDerm(TM), for use in cosmetics and in the superficial dermal delivery of pharmaceuticals. Potential applications include their use with sunscreens, moisturizers, and insect repellents. We have synthesized, and are testing and evaluating, MacroDerm(TM) prototypes and we are seeking strategic partners to manufacture and market specific MacroDerm(TM) products.

COMPETITION

     We compete with numerous firms, many of which are large, multi-national organizations with worldwide distribution. We believe that our major competitors in the drug delivery sector of the health care industry include NexMed, Inc., Bentley Pharmaceuticals, Inc., ALZA Corporation, Elan Corporation, plc., and Vivus. Potential competitors in the therapeutic areas our product candidates seek to address include Eli Lilly, GlaxoSmithKline, Bayer Pharmaceuticals, Pfizer, Novartis, Johnson & Johnson, Dermik Laboratories, Solvay, Auxilium and Watson Pharmaceuticals, Inc. Compared with MacroChem, most of these firms have substantially greater capital resources, research and development and technical staffs, facilities and experience in obtaining regulatory approvals, as well as in manufacturing, marketing and distribution of products. Recent trends in this area are toward further market consolidation of large drug companies into a smaller number of very large entities, further concentrating financial, technical and market strength and increasing competitive pressure in the industry. Academic institutions, hospitals, governmental agencies and other public and private research organizations are also conducting research and seeking patent protection and may develop competing products or technologies of their own through joint ventures or other arrangements. In addition, recently developed technologies, or technologies that may be developed in the future, may or could be the basis for competitive products. We cannot guarantee that our competitors will not succeed in developing technologies and products that are more effective or less costly to use than any that we are currently developing.

     Alprostadil, a synthetic prostaglandin E1 (PGE1), and Viagra(R), Cialis(R) and Levitra(R) are the only drugs approved for marketing in the United States for erectile dysfunction. PGE1 is available in two dosage forms. Caverject(R), marketed by Pfizer (formerly Pharmacia-Upjohn), is administered by needle injection directly into the penis. The second product, developed by Vivus, is a pellet form of the drug administered through a tube inserted into the urethra.

In contrast to the invasive forms now available, MacroChem believes that a topical formulation applied directly to the penis will be the preferred dosage form for treatment of this disorder. Viagra(R), an oral product of Pfizer, was approved by the FDA in 1998, Levitra(R), an oral product of Bayer Pharmaceuticals, was approved by the FDA in 2003 and Cialis(R), an oral product of Eli Lilly, was approved by the FDA in 2003. Many other drug companies have ongoing internal programs to develop orally administered medications for treating male erectile dysfunction. In addition, NexMed, Inc. has announced completion of U.S. Phase III clinical trials of its cream formulation of alprostadil for treating the disease.

     With respect to Opterone(TM), Solvay and Auxilium each offer a topically administered testosterone gel, and Watson Pharmaceuticals, Inc. offers a testosterone patch, for treating male testosterone deficiency. A number of smaller firms are also developing topical testosterone products.

     With respect to EcoNail(TM), Johnson & Johnson and Novartis each offer an orally administered antifungal therapy and Dermik Laboratories offers a topical nail lacquer therapy for treating fungal infections of the nail. A number of other firms are also developing topical and oral therapies for these infections.

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

EMPLOYEES

     As of March 5, 2004, the Company had 16 full time employees, 9 of whom are devoted to research and development and regulatory affairs. None of our employees are covered by a collective bargaining agreement, and we consider relations with our employees to be good.

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

     Non-compliance with applicable requirements can result in fines and other judicially imposed sanctions including recalls and criminal prosecutions based on violation of statutory requirements by products, promotional practices, clinical practices or manufacturing practices. In addition, administrative remedies can involve voluntary recalls or cessation of sale of products, administrative detention, public notice, voluntary changes in labeling, manufacturing or promotional practices, as well as refusal of the government to approve New Drug Applications (NDAs). The FDA also has the authority to withdraw approval of drugs in accordance with statutory procedures.

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

     Preclinical studies involve laboratory evaluation of product characteristics and animal studies to assess the efficacy and safety of the product. Human clinical trials are typically conducted in three sequential phases, but the phases may overlap. Phase I trials typically consist of testing of the product in a small number of normal volunteers primarily for safety. In Phase II, in addition to safety, the efficacy of the product is typically evaluated in a small patient population. Phase III trials typically involve multicenter testing for safety and clinical efficacy in an expanded population of patients at geographically dispersed test sites. A clinical plan, or "protocol," accompanied by the identification of the institutions participating in the trials, must be submitted to the FDA prior to commencement of each clinical trial. The FDA may order the temporary or permanent discontinuation of a clinical trial at any time if adverse events that endanger patients in the trials are observed. In addition, the FDA may request Phase IV clinical trials, to be performed after marketing approval, to resolve any lingering questions.

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

     In certain cases, an Abbreviated New Drug Application, or ANDA, may be filed in lieu of filing an NDA. An ANDA relies on bioequivalency tests that compare the applicant's drug with an already approved reference drug, rather than on clinical trials. An ANDA may be available to us for a new formulation of a drug, which has already been approved by the FDA in other topical dosage forms.

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

PATENTS, TRADEMARKS AND LICENSE RIGHTS

     During 2003, the Company filed two new U.S. patent applications and three foreign patent applications became patent grants. The Company also sold one patent and one associated pending patent application.

     The two new U.S. patent applications both relate to topical administration compositions, one for a new class of enhancer compounds, the other for a new carrier system. We anticipate that corresponding foreign applications will be filed in 2004.

     The three granted foreign patents involve the Company's Topiglan(R) formulations and are Canadian Patent No. 2,296,373 granted on August 12, 2003; Russian Federation Patent No. 2,198,660 granted on February 20, 2003; and Singapore Patent No. 70,478 granted on May 20, 2003.

     In 2003, the Company sold its US Patent 6,459,124, which relates to an antifungal topical composition but which does not use the Company's SEPA(R) platform technology. The sale included a pending application based on this patent.

     In addition to the patent activity, one trademark application for the mark MacroDerm(TM) was filed in March, 2003 and has been allowed.

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

                                  RISK FACTORS

INVESTING IN OUR COMMON STOCK IS RISKY. IN ADDITION TO THE OTHER INFORMATION IN THIS ANNUAL REPORT ON FORM 10-K, THE FOLLOWING RISK FACTORS SHOULD BE CONSIDERED CAREFULLY IN EVALUATING US AND OUR BUSINESS. IF ANY OF THE FOLLOWING RISKS WERE TO OCCUR, OUR BUSINESS, FINANCIAL CONDITION OR RESULTS OF OPERATIONS WOULD LIKELY SUFFER. IN THAT EVENT, THE TRADING PRICE OF OUR COMMON STOCK COULD DECLINE.

                          RISKS RELATED TO OUR BUSINESS
                          -----------------------------

WE HAVE A HISTORY OF OPERATING LOSSES AND RELY ON EXTERNAL FINANCING TO MAINTAIN OUR OPERATIONS. IF WE ARE UNABLE TO OBTAIN SUCH EXTERNAL FINANCING, OUR BUSINESS WOULD BE NEGATIVELY AFFECTED.

     Since 1981, we have been engaged primarily in research and development and have derived limited revenues from feasibility studies, the commercial sale of our products and the licensing of certain technology. We have not generated any revenues from the sale of any products currently under development. We have incurred net losses every year since we began doing business and we anticipate that losses will continue for the foreseeable future. As of December 31, 2003, we had an accumulated deficit of approximately $68,550,000. For the fiscal year ended December 31, 2003, we had a net loss of $5,661,694. For the fiscal year ended December 31, 2002, we had a net loss of $7,514,514, and for the fiscal year ended December 31, 2001, we had a net loss of $12,333,243. Our ability to continue operations after our current capital resources are exhausted depends on our ability to secure additional financing and to become profitable, which we cannot guarantee. However, we believe that our financial resources are sufficient to meet planned operating activities for at least the next 12 months.

     We have been pursuing the commercialization of our SEPA(R) technology through discussions with potential licensees, but there can be no guarantee that we will enter into any licenses or that we will receive any license fees. Until marketing approvals are obtained and/or license agreements are entered into, if ever, we expect to generate only limited licensing revenue and no royalties from sales of products using SEPA(R). In addition, we intend to continue to make the substantial expenditures required to support our research and development programs, including preclinical studies and clinical trials. As a result, we expect to incur operating losses for the foreseeable future.

OUR PRODUCTS ARE IN AN EARLY STAGE OF DEVELOPMENT AND ARE SUBJECT TO THE RISK OF FAILURE INHERENT IN THE DEVELOPMENT OF INNOVATIVE TECHNOLOGIES. EVEN IF THE PRODUCTS ARE PROVEN EFFECTIVE, THEY MAY BE UNECONOMICAL TO MARKET.

     Various pharmaceutical companies have developed systems to enhance the transdermal delivery of specific drugs, but relatively limited research has been conducted about using transdermal delivery systems for a wider range of pharmaceutical products. Although we have demonstrated in preclinical and clinical studies that SEPA(R) transdermal compounds may have applicability when paired with a broad range of drugs, transdermal delivery systems are currently marketed for only a limited number of products. In addition, some transdermal delivery systems used to date have demonstrated adverse side effects for users, including skin irritation and delivery difficulties.

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

OUR PRODUCTS ARE SUBJECT TO SIGNIFICANT FDA SUPERVISION AND MAY NOT SUCCESSFULLY COMPLETE THE EXTENSIVE REGULATORY APPROVAL PROCESS REQUIRED PRIOR TO THE MARKETING OF ANY PHARMACEUTICAL PRODUCT.

     Our activities are regulated by a number of government authorities in the United States and other countries, including the FDA. The FDA regulates pharmaceutical products, including their manufacture and labeling. Before obtaining regulatory approval for the commercial sale of any of the pharmaceutical products we have under development, we must demonstrate that the product is safe and efficacious for use in each proposed indication through, among other things, preclinical studies and clinical trials. Data obtained from testing is subject to varying interpretations which can delay, limit or prevent FDA approval. In addition, the results of preclinical studies and early clinical trials may not accurately predict results that will be obtained in large-scale testing. A number of other companies in the pharmaceutical industry have suffered significant setbacks in advanced clinical trials, even after they achieved promising results in earlier trials. Because of the uncertainties inherent in the clinical testing process, we cannot guarantee that clinical trials will prove that our products are safe and efficacious or that any of our products will ultimately be marketable.

     On October 11, 2002, the FDA advised us that further clinical trials of our drugs containing our absorption enhancer SEPA(R) had been placed on clinical hold pending review of questions surrounding a 26-week transgenic-mouse (Tg.AC) carcinogenicity study of SEPA(R) we performed in 1999. On April 10, 2003, the FDA lifted this clinical hold. In releasing the hold, the FDA requested additional information on that 1999 study, which we have provided. The clinical hold release does not impose any SEPA(R) dosage or regimen constraints on subsequent trials.

     To date, neither the FDA nor any of its international equivalents has approved any of our technologies or products for marketing. If we are unable to demonstrate the safety and efficacy of our products, we may be adversely affected. Additional risks associated with the regulatory approval process include:

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

IF WE ARE UNABLE TO ESTABLISH, MAINTAIN AND RELY ON ANY SUCCESSFUL LICENSING OR OTHER COLLABORATIVE ARRANGEMENTS WITH THIRD PARTIES, WE MAY NOT BE ABLE TO SUCCESSFULLY DEVELOP AND MARKET OUR PRODUCTS.

     To the extent we rely on licensees and joint venture arrangements to fund most of the costs relating to product development and clinical trials, licensees and joint venturers may have the legal right to terminate funding for a product at any time for any reason without significant penalty. We cannot control the resources and attention that a licensee or a joint venturer may devote to a product and this can result in delays in clinical testing, regulatory filings and commercialization efforts. There is no certainty that we will be able to enter into collaborative arrangements on economically feasible or mutually beneficial terms, or that any collaborative arrangements will be successful.

OUR PRIOR DEVELOPMENT EFFORTS HAVE NOT GENERATED SUSTAINED REVENUES OR ANY PROFITS AND, UNLESS OUR PRODUCTS OBTAIN REGULATORY APPROVAL AND MARKET ACCEPTANCE, WE MAY NEVER BE PROFITABLE.

     Since 1981, we have engaged in research and development activities with respect to a variety of technologies and products, including polymers for medical and industrial use, dental adhesives, osteoporotic drugs and transdermal drug delivery products. None of our products or technologies has ever generated sustained revenues and we have never been profitable. We have expended substantial resources in researching and developing technology relating to our products as well as in connection with the research and development of transdermal delivery systems. Unless our products obtain regulatory approval and market acceptance, we may never be profitable.

WE WILL NEED TO MAKE SIGNIFICANT PRODUCT DEVELOPMENT EFFORTS AND RECEIVE ADDITIONAL FINANCING TO MARKET OR LICENSE ANY PRODUCTS.

     Before we or any of our potential licensees may market any products based upon our technology, significant additional development efforts and substantial testing will be necessary. In most cases, we will require substantial additional financing to fund clinical studies on our proposed products. We may not, however, be able to secure such financing on favorable terms or at all.

IF WE ARE NOT ABLE TO RETAIN OUR KEY PERSONNEL AND/OR RECRUIT ADDITIONAL KEY PERSONNEL IN THE FUTURE, THEN OUR BUSINESS MAY SUFFER.

     The success of our business depends on our ability to attract, retain and motivate qualified senior management personnel and qualified scientific personnel. We consider Robert J. DeLuccia, our President and Chief Executive Officer, and Thomas C. K. Chan, Ph.D., our Chief Technology Officer, to be key employees, and we have employment agreements with each of them. We do not maintain key person life insurance on any of our employees. The competition for such experienced personnel is intense and can be expected to increase. Like others in our industry, we may face and in the past have faced from time to time difficulties in attracting and retaining certain employees with the requisite experience and qualifications. If we fail to retain or attract such personnel, it could have a significant negative effect on our ability to develop our technologies.

WE DEPEND ON PATENTS TO PROTECT OUR TECHNOLOGIES AND IF WE ARE UNABLE TO SECURE ADEQUATE PATENT PROTECTION, OUR ABILITY TO COMPETE WITH OTHER PHARMACEUTICAL COMPANIES MAY BE NEGATIVELY AFFECTED.

     We believe that patent protection of our technologies, processes and products is important to our future operations. The success of our proposed products may depend, in part, upon our ability to obtain patent protection.

     Although we intend to file additional patent applications, the patent application process is lengthy and expensive, and there is no guarantee that a patent will be issued or, if issued, that it will be of commercial benefit to us. In addition, it is impossible to anticipate the breadth or degree of protection that any such patents may afford. To the extent that we rely on unpatented proprietary technology, we cannot guarantee that others will not independently develop or obtain substantially equivalent or superior technology or otherwise gain access to our trade secrets, that any obligation of confidentiality will be honored, or that we will be able to effectively protect our rights to proprietary technology. Further, products we develop could infringe patents held by third parties. In such cases, licenses from the third parties may not be available on commercially acceptable terms, if at all. We do not maintain separate insurance to cover intellectual property infringement.

     We are not currently involved in any litigation, settlement negotiations, or other legal action regarding patent issues and are not aware of any patent litigation threatened against us. We intend to enforce our patent position and intellectual property rights vigorously. The cost of enforcing our patent rights in lawsuits, if necessary, may be significant and could interfere with our operations.

WE LACK MARKETING RESOURCES AND AS A RESULT ARE DEPENDENT ON THIRD PARTIES TO MARKET AND DISTRIBUTE OUR PRODUCTS.

     We intend to market and distribute our proposed products through other companies. We cannot guarantee that we will be able to enter into agreements with other companies on acceptable terms, if at all. We may have to cede control over some or all aspects of the marketing and sales of our products as a condition to entering into such arrangements. We currently have no sales force or marketing organization. If we decide to directly market and sell any of our products, we will, among other things, have to develop such capabilities, including the ability to attract and retain qualified and experienced marketing and sales personnel. Competition for qualified and experienced marketing and sales personnel is strong, and thus we cannot guarantee that we will be able to attract and retain such personnel or that any efforts undertaken by such personnel will be successful.

WE DO NOT HAVE ANY MANUFACTURING FACILITIES AND ARE HEAVILY DEPENDENT ON THIRD PARTIES TO MANUFACTURE OUR PRODUCTS.

     We do not have facilities capable of manufacturing any of our proposed products in commercial quantities and we do not have plans to obtain such facilities. Accordingly, we will depend to a significant extent on licensees or corporate partners for such manufacturing and for compliance with regulatory requirements for good manufacturing practices. The failure by any third-party manufacturer to perform its obligations in a timely fashion and in accordance with the applicable regulations may delay clinical trials, the commercialization of products, and the ability to supply product for sale. If we decide to establish a commercial manufacturing facility, we would need to hire and retain significant additional personnel, comply with extensive government regulations, and obtain significant amounts of additional capital, which may not be available on acceptable terms, or at all.

WE FACE THE RISK OF PRODUCT LIABILITY CLAIMS AND WE MAY NOT HAVE SUFFICIENT PRODUCT LIABILITY INSURANCE TO COVER SUCH CLAIMS. IT MAY BE EXPENSIVE AND DIFFICULT TO OBTAIN ADEQUATE INSURANCE COVERAGE.

     The design, development, manufacture and sale of our products involve risk of liability claims and associated adverse publicity. We currently have products liability insurance coverage with an aggregate policy limit of approximately $10,000,000 for claims related to our products that may arise from previously conducted clinical trials and an aggregate policy limit of approximately $7,650,000 for claims related to our products that may arise from ongoing clinical trials. In the event that our products receive regulatory approval and become commercialized, we would need to acquire additional coverage. Such insurance is expensive, may be difficult to obtain and may not be available on acceptable terms, if at all. If we obtain such coverage, we have no guarantee that the coverage limits of such insurance policies will be adequate. A successful claim against us if we are uninsured, or which is in excess of our insurance coverage, could have a material adverse effect upon us and our financial condition.

WE RELY ON A THIRD PARTY SUPPLIER FOR A NON-ACTIVE INGREDIENT IN SOME OF OUR PRODUCTS AND, IN THE EVENT THE SUPPLIER IS UNABLE TO SUPPLY US WITH ADEQUATE PRODUCT, OUR BUSINESS MAY BE NEGATIVELY AFFECTED IF WE ARE NOT ABLE TO TIMELY OBTAIN A SUBSTITUTE PRODUCT.

     We depend on a third party supplier, Seppic Inc., for a non-active ingredient that is important to the formulation and production of some of our topical products. While we believe similar products are available from other suppliers, if Seppic Inc. were unable or unwilling to supply its product in sufficient quantities at a reasonable price, our results could suffer, as we may encounter costs and delays in identifying and measuring the efficacy of replacement third party products.

                          RISKS RELATED TO OUR INDUSTRY
                          -----------------------------

OUR INDUSTRY IS HIGHLY COMPETITIVE AND MANY OF OUR COMPETITORS HAVE SIGNIFICANTLY MORE RESOURCES THAN WE HAVE.

     We compete with numerous firms, many of which are large, multi-national organizations with worldwide distribution. We believe that our major competitors in the drug delivery sector of the health care industry include NexMed, Inc., Bentley Pharmaceuticals, Inc., ALZA Corporation, Elan Corporation, plc., and Vivus. Potential competitors in the therapeutic areas our product candidates seek to address include Eli Lilly, GlaxoSmithKline, Bayer Pharmaceuticals, Pfizer, Novartis, Johnson & Johnson, Dermik Laboratories, Solvay, Auxilium and Watson Pharmaceuticals, Inc. Compared with us, most of these firms have substantially greater capital resources, research and development and technical staffs, facilities and experience in obtaining regulatory approvals, as well as in manufacturing, marketing and distributing products. Recent trends in this area are toward further market consolidation of large drug companies into a smaller number of very large entities, further concentrating financial, technical and market strength and increasing competitive pressure in the industry. Academic institutions, hospitals, governmental agencies and other public and private research organizations are also conducting research and seeking patent protection and may develop competing products or technologies of their own through joint ventures or other arrangements. In addition, recently developed technologies, or technologies that may be developed in the future, may or could be the basis for competitive products which may be more effective or less costly to use than any products that we are currently developing.

     We expect any products approved for sale to compete primarily on the basis of product efficacy, safety, patient compliance, reliability, price and patent position. Generally, the first pharmaceutical product to reach the market in a therapeutic or preventive area often has a significant advantage compared with later entrants to the market. Our competitive position will also depend on our ability to attract and retain qualified scientific and other personnel, develop effective proprietary products, implement production and marketing plans, obtain patent protection and secure adequate capital resources.

GOVERNMENT OR PRIVATE INITIATIVES TO REDUCE HEALTH CARE COSTS COULD HAVE A MATERIAL ADVERSE EFFECT ON PHARMACEUTICAL PRICING AND ON OUR OPERATIONS.

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

                     RISKS RELATED TO THE SECURITIES MARKET
                     --------------------------------------

OUR STOCK PRICE HAS BEEN, AND WILL LIKELY CONTINUE TO BE, HIGHLY VOLATILE, WHICH MAY NEGATIVELY AFFECT OUR ABILITY TO OBTAIN ADDITIONAL FINANCING IN THE FUTURE.

     The market price of our stock has been and is likely to continue to be highly volatile due to the risks and uncertainties described in this section of the Annual Report on Form 10-K, as well as other factors, including:

     o the results of our clinical trials for our SEPA(R)-enhanced pharmaceuticals;

     o our ability to license or develop other compounds for clinical development;

     o conditions and publicity regarding the pharmaceutical industry generally as well as the specific therapeutic areas our product candidates seek to address;

     o price and volume fluctuations in the stock market at large which do not relate to our operating performance; and

     o comments by securities analysts, or our failure to meet market expectations.

     Over the two-year period ending December 31, 2003, the closing price of our common stock as reported on The Nasdaq National Market and The Nasdaq SmallCap Market ranged from a high of $4.32 to a low of $0.26. As a result of this volatility, an investment in our stock is subject to substantial risk. Furthermore, the volatility of our stock price could negatively impact our ability to raise capital in the future.

     Finally, the stock market has from time to time experienced extreme price and volume fluctuations that are unrelated to the operating performance of particular companies. In the past, companies that have experienced volatility have sometimes been the subject of securities class action litigation. If litigation were instituted on this basis, it could result in substantial costs and a diversion of management's attention and resources.

ON NOVEMBER 24, 2003, THE LISTING OF OUR COMMON STOCK WAS TRANSFERRED FROM THE NASDAQ NATIONAL MARKET TO THE NASDAQ SMALLCAP MARKET, WHICH MAY AFFECT OUR ABILITY TO RAISE ADDITIONAL FUNDS IN THE FUTURE.

     On March 31, 2003, we received a notification from Nasdaq indicating that, as of December 31, 2002, our stockholders' equity did not comply with the minimum $10,000,000 stockholders' equity requirement for continued inclusion on The Nasdaq National Market. Following subsequent communications with the Nasdaq Listing Qualifications Panel, we received a conditional extension of our inclusion on The Nasdaq National Market. On November 19, 2003, however, we received notification from the Nasdaq Listing Qualifications Panel that, as a result of our continued non-compliance with the stockholders' equity requirement for The Nasdaq National Market, the listing of our common stock would be transferred to The Nasdaq SmallCap Market, which has a minimum stockholders' equity requirement of $2,500,000, effective as of November 24, 2003. The November 24, 2003 transfer of the listing of our common stock to The Nasdaq SmallCap Market could affect our ability to raise additional funds in the future.

WE ARE CONTRACTUALLY OBLIGATED TO ISSUE SHARES IN THE FUTURE, DILUTING A SHAREHOLDER'S INTEREST IN US.

     As of December 31, 2003, there are outstanding and exercisable warrants to purchase approximately 1,796,276 shares of our common stock, at a weighted average exercise price of $3.03 per share. As of December 31, 2003, there are also outstanding and exercisable options to purchase approximately 4,154,295 shares of our common stock, at a weighted average exercise price of $3.73 per share. Moreover, we expect to issue additional options to purchase shares of our common stock to compensate employees, consultants and directors and may issue additional shares to raise capital, acquire other companies or technologies, to pay for services, or for other corporate purposes. Any such issuances will have the effect of further diluting the interest of our existing shareholders.

ITEM 2.     PROPERTIES.

     We occupy 17,277 square feet of office and laboratory space under a lease expiring February 28, 2005. This space is located on one floor of a three story building in Lexington, Massachusetts. We believe that this facility is adequate to meet our current requirements and we are evaluating our future facility requirements as we approach the expiry of our current lease.

ITEM 3.     LEGAL PROCEEDINGS.

     None.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     There were no matters submitted to a vote of stockholders during the three months ended December 31, 2003, through the solicitation of proxies or otherwise.

PART II

ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
            MATTERS.

MARKET PRICE OF SECURITIES AND RELATED MATTERS

     Our Common Stock is traded on the Nasdaq SmallCap Market under the symbol "MCHM." Prior to November 24, 2003, our common stock was traded on the Nasdaq National Market under the symbol "MCHM." The following chart shows the high and low closing prices for the Common Stock for the periods indicated as obtained from Nasdaq:

                                                COMMON STOCK
                                                    MCHM
     YEAR ENDED                             HIGH            LOW
     DECEMBER 31, 2003
     First Quarter                         $0.70          $0.46
     Second Quarter                         1.38           0.45
     Third Quarter                          1.17           0.84
     Fourth Quarter                         1.18           0.75

     DECEMBER 31, 2002
     First Quarter                         $4.32          $3.02
     Second Quarter                         3.15           1.60
     Third Quarter                          1.70           0.91
     Fourth Quarter                         0.94           0.26

     These prices are between dealers and do not reflect retail markups, markdowns or commissions and may not necessarily represent actual transactions. As of March 10, 2004, there were 14,011 holders of record of our Common Stock.

     We have never paid cash dividends on our Common Stock and our Board of Directors does not contemplate declaring any dividends in the foreseeable future. We intend to retain any earnings to finance research, development, and expansion of our business.

     Information concerning securities authorized for issuance under equity compensation plans appears in Part III, Item 12, "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters."

ITEM 6.     SELECTED FINANCIAL DATA.

                                 ------------------------------------------------------------------------------------
                                                               Years Ended December 31,
                                 ------------------------------------------------------------------------------------
                                       2003             2002              2001             2000             1999

STATEMENTS OF OPERATIONS DATA:
Sale of Patent                   $     1,000,000  $           ---  $           ---  $           ---  $           ---
Research Contracts                        10,031           42,925          829,385          629,647          464,332
   Total Revenues                $     1,010,031  $        42,925  $       829,385  $       629,647  $       464,332
Research and development
   expenses                            2,938,026        3,998,388        9,791,438        5,280,641        5,423,138
Net loss                              (5,661,694)      (7,514,514)     (12,333,243)      (9,745,357)      (6,787,069)
Basic and diluted net
   loss per share                $         (0.19) $         (0.27) $         (0.46) $         (0.43) $         (0.30)
Shares used to compute
   basic and diluted net
   loss per share                     29,594,120       27,928,562       26,607,363       22,854,646       22,311,890

BALANCE SHEET DATA:

Working capital                  $     6,345,396  $     8,704,944  $    15,739,712  $    15,969,137  $    14,776,372
Current assets                         7,325,361        9,119,723       17,099,675       17,063,070       15,437,685
Total assets                           8,249,648       10,132,007       18,257,543       17,981,957       16,313,732
Current liabilities                      979,965          414,779        1,359,963        1,093,933          661,313
Total liabilities                      1,013,328          462,488        1,408,838        1,131,197        1,161,313
Stockholders' equity             $     7,236,320  $     9,669,519  $    16,848,705  $    16,850,760  $    15,152,419

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following discussion of the financial condition and results of operations for the Company should be read in conjunction with the accompanying financial statements and related footnotes.

GENERAL

     MacroChem's primary business is the development of specialty pharmaceutical products for commercialization by employing SEPA(R) (Soft Enhancement of Percutaneous Absorption), its patented drug delivery technology. SEPA(R) compounds, when properly combined with drugs, provide pharmaceutical formulations (creams, gels, lacquers, solutions, etc.) that enhance the transdermal delivery of drugs into the skin or into the bloodstream. The Company is currently developing investigational new drugs for the treatment of erectile dysfunction (Topiglan(R)), testosterone deficiency (Opterone(TM)) and fungal infections of the toenails (EcoNail(TM)). Our technologies are currently in developmental stages and must undergo a rigorous regulatory approval process, which includes extensive preclinical and clinical testing, to demonstrate safety and efficacy before any resulting product can be marketed. To date, neither the FDA nor any of its international equivalents has approved any of our technologies for marketing. The Company currently derives no significant revenue from product sales, royalties or license fees. The Company is developing specific SEPA(R) formulations for use with proprietary and non-proprietary drugs manufactured by other pharmaceutical companies, and seeks to commercialize these products through the formation of partnerships, strategic alliances and licensing arrangements with those companies. If the Company is unable to form any strategic alliances, partnerships or licensing arrangements, its business may be materially adversely affected. In addition, if strategic relationships are formed, the Company may not be able to control the resources and attention that its partners devote to the products.

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

     A significant portion of our research and development expenses (including employee payroll and related benefits, laboratory supplies, travel, dues and subscriptions, clinical trial costs, temporary help costs, consulting costs and allocable costs such as occupancy and depreciation) are not tracked by project as they benefit multiple projects or our drug delivery technologies in general. For the fiscal year ended December 31, 2003, approximately $1,354,000 was not specifically tracked and approximately $1,584,000 represents costs associated with clinical trials for our erectile dysfunction product. For the fiscal year ended December 31, 2002, approximately $3,902,000 was not specifically tracked and approximately $96,000 represents costs associated with clinical trials for our erectile dysfunction product. Each of our research and development programs are subject to risks and uncertainties, including the requirement to seek regulatory approval, that are outside of our control. Moreover, the product candidates identified in these research and development programs, which are currently in developmental stages, must overcome significant technological, manufacturing and marketing challenges before they can be successfully commercialized. As a result of these risks and uncertainties, we are unable to predict with any certainty the period in which material net cash inflows from such projects could be expected to commence or the completion date of these programs.

     These risks and uncertainties also prevent us from estimating with any certainty the specific timing and future costs of our clinical development programs, although historical trends at similarly situated companies indicate that expenses tend to increase in later stages of clinical development. Our failure to obtain requisite governmental approvals timely or at all will delay or preclude us from licensing or marketing our products or limit the commercial use of our products, which could adversely affect our business, financial condition and results of operations.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

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

     The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its financial statements. As more fully described in the notes to the financial statements included elsewhere in this Annual Report on Form 10-K, the Company's business seeks to generate revenues through the development, commercialization and licensing of drug products based upon the Company's intellectual property.

     Research and development funding is generally recognized as revenue at the time the research and development activities are performed under the terms of the related agreements, when the counter-party is obligated to pay, and when no future performance obligation exists. The Company makes estimates of the status of performance with respect to research and development contracts. In the past, the Company has found such estimates to be sufficiently accurate for revenue recognition purposes. Research and development revenue is billed on a cost reimbursement basis, which includes direct costs incurred in connection with research activities and an allocation of certain other costs incurred by the Company.

     Costs and expenses incurred in connection with pending patent applications are deferred. Costs related to successful patent applications are amortized over the estimated useful lives of the patents using the straight-line method. Accumulated patent costs and deferred patent application costs related to patents that are considered to have limited future value are charged to operations. Estimates used to determine the future value of deferred patent costs include analysis of potential market size, time and cost to complete clinical trials, anticipated interest in our products and potential value for licensing or partnering opportunities. Revenues derived or expected to be derived from the sale, assignment, transfer, or licensing of patents or other intellectual property are recognized over various periods based upon the terms of the relevant agreement.

RESULTS OF OPERATIONS
YEAR ENDED DECEMBER 31, 2003 COMPARED TO THE YEAR ENDED DECEMBER 31, 2002

     For 2003 and 2002, the Company recognized revenues of approximately $1,010,000 and $43,000, respectively. The increase in revenues in 2003 is the result of the Company having obtained a payment of $1,000,000 in connection with the sale of U.S. Patent No. 6,495,124 B1 covering antifungal nail lacquers containing a pentadecalactone drug-absorption excipient. This patent represented a non-strategic asset not related to the Company's core SEPA(R) technology. Accordingly, we believe the sale of the patent will not materially adversely affect the Company's future operations, cash flows and financial position.

     Research and development costs decreased by approximately $1,060,000 from approximately $3,998,000 in 2002 to approximately $2,938,000 in 2003, a 27% decrease. The decrease in research and development costs for 2003 is primarily attributable to a reduction in staff and the number of clinical trials being conducted by the Company following the FDA's imposition of a clinical hold on trials of our drugs containing SEPA(R) in October 2002. On April 10, 2003, the FDA lifted this clinical hold and the Company resumed clinical trials. Of total research and development expenses, approximately $494,000 in 2003 and $185,500 in 2002 were paid to independent third party contractors. The Company expects that research and development expenses will increase by approximately 40% to 65% for 2004 as compared to 2003, depending in part on the availability of resources and the progress of clinical trial enrollments.

     Marketing, general and administrative expenses for 2003 aggregated approximately $3,798,000, an increase of approximately $95,000 or 3%, from 2002's total of approximately $3,703,000. Marketing, general and administrative expenses in 2003 reflect a $160,000 increase in our Directors and Officers liability insurance premium, which increase was offset in part by savings attributable to a reduction in administrative staff in November 2002. The Company expects that marketing, general and administrative expenses will increase by approximately 7% to 15% for 2004 as compared to 2003.

     Total other income decreased by approximately $123,100 or 64%, from $193,500 in 2002 to $70,400 in 2003. The decrease is attributable primarily to lower interest income as a result of lower interest rates and a decrease in our average invested balance.

     For the year ended December 31, 2003, our net loss was approximately $5,661,700 as compared to a loss of approximately $7,514,500 for the previous year, a 25% decrease due to the above mentioned factors.

YEAR ENDED DECEMBER 31, 2002 COMPARED TO THE YEAR ENDED DECEMBER 31, 2001

     For 2002 and 2001, the Company recognized revenues of approximately $43,000 and $829,400, respectively. The decrease in revenues is attributed to the completion of a large research contract in 2001 and a smaller research contract being completed in 2002.

     Research and development costs decreased by approximately $5,793,000 from approximately $9,791,000 in 2001 to approximately $3,998,000 in 2002, a 59% decrease. This change for the period was primarily attributable to a reduction in the number and size of clinical trials conducted in 2002, partially resulting from the clinical hold imposed by the FDA and referenced elsewhere in this Annual Report on Form 10-K and in certain of the Company's previous SEC filings. Of total research and development expenses, approximately $185,500 in 2002 and $363,500 in 2001 were paid to independent third party contractors.

     Marketing, general and administrative expenses for 2002 aggregated approximately $3,703,000, a decrease of approximately $297,000 or 7%, from 2001's total of approximately $4,000,000. This decrease was primarily the result of a $193,000 reduction in consulting fees and a $104,000 reduction in costs for preparation of investor relations materials and securities filings offset by an increase in insurance of $115,200, an increase in rent of $22,100 and an increase in other related expenses in 2002.

     Total other income decreased by approximately $497,500 or 72%, from $691,000 in 2001 to $193,500 in 2002. The decrease was attributable primarily to lower interest income as a result of lower interest rates and a decrease in our average invested balance.

     For the year ended December 31, 2002, our net loss was approximately $7,514,500 as compared to a loss of approximately $12,333,000 for the previous year, a 39% decrease due to the above mentioned factors.

LIQUIDITY AND CAPITAL RESOURCES

     Since inception, the primary source of funding for the Company's operations has been the private and public sale of its securities, and, to a lesser extent, the licensing of its proprietary technology and products, research collaborations, feasibility studies, government grants and the limited sales of products and test materials. During 2003, the Company received net proceeds of $99,000 from the exercise of stock options and warrants, and net proceeds of $2,972,000 as result of the sale of common stock in a private placement financing transaction. During 2002, there were no exercises of stock options and warrants and no sale of common stock.

     At December 31, 2003, working capital was approximately $6.3 million, compared to $8.7 million at December 31, 2002. The decrease in the Company's working capital reflects the use of funds in operations, net of private placement proceeds, and lower cash balances, cash equivalents and short-term investments. Until such time as the Company obtains agreements with third-party licensees or partners to provide funding for the Company's anticipated business activities, or otherwise generates revenue from the commercialization of its products, the Company's working capital will be utilized to fund its operating activities.

     Pursuant to a plan approved by the Company's Board of Directors in 1998, the Company is authorized to repurchase 1,000,000 shares of its common stock to be held as treasury shares for future use. During 2003, the Company did not repurchase any shares of Common Stock. At December 31, 2003, 116,302 repurchased shares remain available for future use and 679,587 shares remain available for repurchase under the plan.

     Capital expenditures and additional patent development costs for the year ended December 31, 2003 were approximately $98,000. The Company anticipates that it will not make any significant capital expenditures during the fiscal year ending December 31, 2004.

     On July 10, 2003, the Board of Directors approved retention payments for certain key employees, including certain executive officers, in order to enhance retention of those employees. Payments of approximately $80,000 were paid on January 8, 2004 and payments of up to $155,000 in the aggregate will be paid on July 1, 2004.

     On March 31, 2003, the Company received a notification from Nasdaq indicating that, as of December 31, 2002, its stockholders' equity did not comply with the minimum $10,000,000 stockholders' equity requirement for continued inclusion on The Nasdaq National Market. Following subsequent communications with the Nasdaq Listing Qualifications Panel, the Company received a conditional extension of its inclusion on The Nasdaq National Market. On November 19, 2003, however, the Company received notification from the Nasdaq

     Listing Qualifications Panel that, as a result of its continued non-compliance with the stockholders' equity requirement for The Nasdaq National Market, the listing of its common stock would be transferred to The Nasdaq SmallCap Market, which has a minimum stockholders' equity requirement of $2,500,000, effective as of November 24, 2003. The November 24, 2003 transfer of the listing of the Company's common stock to The Nasdaq SmallCap Market could affect its ability to raise additional funds in the future.

     As described in the Notes to Financial Statements contained elsewhere in this Annual Report on Form 10-K (see Note 8, Subsequent Event), on March 9, 2004, the Company sold 5,402,000 shares of its common stock for $7,292,700 in gross proceeds ($6,782,211 net of issuance costs and before legal and accounting fees) in a private placement to institutional investors. The investors also received warrants to purchase an aggregate of 1,080,400 shares of common stock at a purchase price of $2.09 per share expiring five years from the closing date. As a result, the Company believes that its existing cash and cash equivalents will be sufficient to meet its operating expenses and capital expenditure requirements for at least the next twelve months. The Company's cash requirements may vary materially from those now planned because of changes in focus and direction of the Company's research and development programs, competitive and technical advances, patent developments or other developments. The Company will require additional financing to continue its long term plans for clinical trials and new product development. It is not believed that inflation will have any significant effect on the results of the Company's operations.

     Currently, the Company does not enter into financial instrument transactions for trading or speculative purposes. The Company does not intend to establish any special purpose entity and does not have any material off balance sheet financing transactions.

     The following summarizes MacroChem's contractual obligations at December 31, 2003, and the effect that such obligations are expected to have on future cash flows and liquidity:

                                                                                   Due In
                                                          --------------------------------------------------------
Obligations:                                               1 Year or                                   5 Years or
                                          Total Amount        Less         1-3 Years      3-5 Years        More

Lease Commitment (through February 2005)  $    543,700    $    465,300   $     78,400   $          0  $          0

Employment Agreements (per year)             1,008,600       1,008,600              0              0             0
                                          ------------    ------------   ------------   ------------  ------------


   Total Contractual Cash Obligations     $  1,552,300    $  1,473,900   $     78,400   $          0  $          0
                                          ============    ============   ============   ============  ============

Excluded from the above contractual obligation summary are clinical trial contracts which may approximate $1,200,000 in 2004. These contracts range in duration from six (6) weeks to five (5) months and may be terminated by the Company at its discretion.

RECENT ACCOUNTING PRONOUNCEMENTS

     The FASB issued FASB Interpretation No. 46 (FIN 46) and No. 46, revised (FIN 46R), Consolidation of Variable Interest Entities in January 2003 and

December 2003, respectively. These statements, which address accounting for entities commonly known as special-purpose or off-balance-sheet entities, require consolidation of certain interests or arrangements by virtue of holding a controlling financial interest in such entities. Certain provisions of FIN 46R related to interests in special purpose entities were applicable for the period ended December 31, 2003. The Company must apply FIN 46R to its interests in all entities subject to the interpretation as of the first interim or annual period ending after March 15, 2004. The Company has considered the application of FIN 46 and FIN46R to its business relationships and concluded that the adoption of this new method of accounting for variable interest entities did not and is not expected to have a material impact on the Company's consolidated results of operations or financial position.

                               SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

                                       FIRST             SECOND              THIRD             FOURTH
                                 -------------------------------------------------------------------------
2003 Quarters
     Revenues                    $             0    $     1,010,000    $             0    $             0
     Net Loss                    $    (1,169,000)   $      (547,000)   $    (1,609,000)   $    (2,337,000)
     Net Loss per share          $         (0.04)   $         (0.02)   $         (0.05)   $         (0.08)
     (basic and diluted)

2002 Quarters
     Revenues                    $        43,000    $             0    $             0    $             0
     Net Loss                    $    (2,204,000)   $    (2,148,000)   $    (1,528,000)   $    (1,633,000)
     Net Loss per share          $         (0.08)   $         (0.08)   $         (0.05)   $         (0.06)
     (basic and diluted)

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

     As of December 31, 2003, the Company is exposed to market risks, which relate primarily to changes in U.S. interest rates. The Company's cash equivalents and short-term investments are subject to interest rate risk and will decline in value if interest rates increase. Due to the short duration of these financial instruments, generally one year or less, changes to interest rates would not have a material effect upon the Company's financial position. A hypothetical 10% change in interest rates would not have a material effect on our Statement of Operations or Cash Flows for the twelve months ending December 31, 2004 based on December 31, 2003 balances.

     THE FOREGOING STATEMENTS IN THIS REPORT INCLUDE FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. THE COMPANY'S ACTUAL RESULTS MAY DIFFER SIGNIFICANTLY FROM THE RESULTS DISCUSSED IN THE FORWARD-LOOKING STATEMENTS. FACTORS THAT MIGHT CAUSE SUCH A DIFFERENCE INCLUDE THOSE DISCUSSED OR REFERRED TO IN ITEM 1, BUSINESS - "RISK FACTORS".

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The information required under this Item 8 is set forth on pages 26 through 43 of this report.

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of MacroChem Corporation:

We have audited the accompanying balance sheets of MacroChem Corporation as of December 31, 2003 and 2002, and the related statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of MacroChem Corporation at December 31, 2003 and 2002, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.



/s/ DELOITTE & TOUCHE LLP


Boston, Massachusetts

March 26, 2004


                                        MACROCHEM CORPORATION
                                            BALANCE SHEETS


                                                                     December 31,       December 31,
                                                                         2003               2002
                                                                   ---------------    ---------------
ASSETS

Current assets:
       Cash and cash equivalents                                   $    3,839,772     $      771,046
       Short-term investments                                           3,169,523          8,118,355
       Receivable due from related party                                        -             25,057
       Prepaid expenses and other current assets                          316,066            205,265
                                                                   --------------     --------------
             Total current assets                                       7,325,361          9,119,723

Property and equipment, net                                               227,659            376,109

Other assets:
       Patents, net                                                       667,435            606,982
       Deposits                                                            29,193             29,193
                                                                   --------------     --------------
             Total other assets                                           696,628            636,175
                                                                   --------------     --------------

Total assets                                                       $    8,249,648     $   10,132,007
                                                                   ==============     ==============

LIABILITIES

Current liabilities:
       Accounts payable                                            $      358,097     $       18,619
       Accrued expenses and other liabilities                             621,868            396,160
                                                                   --------------     --------------

       Total current liabilities                                          979,965            414,779

Deferred rent                                                              33,363             47,709
                                                                   --------------     --------------

Total liabilities                                                       1,013,328            462,488

Commitments and contingencies (Note 5)

STOCKHOLDERS' EQUITY

Preferred stock, authorized and unissued, 6,000,000 shares                    ---                ---
Common stock, $.01 par value, 60,000,000 shares
       authorized; 32,944,334 and 28,163,054  shares issued
       at December 31, 2003 and 2002, respectively                        329,443            281,630
Additional paid-in capital                                             75,778,945         72,949,352
Unearned compensation                                                      (2,451)              (382)
Accumulated deficit                                                   (68,549,996)       (62,888,302)
Less treasury stock, at cost, 116,302 and 185,264 shares at
       December 31, 2003 and 2002, respectively                          (319,621)          (672,779)
                                                                   --------------     --------------
Total stockholders' equity                                              7,236,320          9,669,519
                                                                   --------------     --------------

Total liabilities and stockholders' equity                         $    8,249,648     $   10,132,007
                                                                   ==============     ==============

See notes to financial statements.


                                           MACROCHEM CORPORATION
                                         STATEMENTS OF OPERATIONS

                                                                      Years Ended December 31,
                                                      ----------------------------------------------------
                                                           2003               2002               2001
                                                           ----               ----               ----
REVENUES

     Sale of patent                                   $    1,000,000     $          ---     $          ---
     Research contracts                                       10,031             42,925            829,385
                                                       -------------     --------------     --------------
         TOTAL REVENUES                                    1,010,031             42,925            829,385
                                                       =============     ==============     ==============

OPERATING EXPENSES

     Research and development                              2,938,026          3,998,388          9,791,438
     Marketing, general and administrative                 3,798,092          3,702,593          4,000,330
     Consulting fees with related parties                      6,000             50,000             61,750
                                                       -------------     --------------     --------------

         TOTAL OPERATING EXPENSES                          6,742,118          7,750,981         13,853,518
                                                       -------------     --------------     --------------

LOSS FROM OPERATIONS                                      (5,732,087)        (7,708,056)       (13,024,133)
                                                       -------------     --------------     --------------

OTHER INCOME (EXPENSE)

     Interest income                                          70,393            193,542            690,890
                                                       -------------     --------------     --------------


         TOTAL OTHER INCOME                                   70,393            193,542            690,890
                                                      --------------     --------------     --------------
NET LOSS                                              $   (5,661,694)    $   (7,514,514)    $  (12,333,243)
                                                      ==============     ==============     ==============

BASIC AND DILUTED NET LOSS
     PER SHARE                                        $        (0.19)    $        (0.27)    $        (0.46)
                                                      ==============     ==============     ==============

SHARES USED TO COMPUTE BASIC
     AND DILUTED NET LOSS PER
     SHARE                                                29,594,120         27,928,562         26,607,363
                                                      ==============     ==============     ==============

STOCK BASED COMPENSATION INCLUDED IN:

                                                           2003               2002               2001
                                                           ----               ----               ----

     Research and development                         $       39,128     $       23,429     $      216,226
     Marketing, general and administrative                    69,468            224,436            265,257
                                                      --------------     --------------     --------------
                                                      $      108,596     $      247,865     $      481,483
                                                      ==============     ==============     ==============

See notes to financial statements.



                                                        MACROCHEM CORPORATION
                                                 STATEMENTS OF STOCKHOLDERS' EQUITY


                                                                                                                          Total
                             Common Stock Shares           Additional  Unearned                               Cost of     Stock-
                            --------------------- Common    Paid-In    Compen-    Accumulated                Treasury     holders'
                              Issued   Treasury   Stock     Capital    sation       Deficit      Subtotal      Stock      Equity
------------------------------------------------------------------------------------------------------------------------------------
BALANCE, JANUARY 1, 2001    24,730,783 (276,174) $247,308 $60,787,144  $(24,719) $(43,040,545) $17,969,188  $(1,118,428)$16,850,760

Issuances of common
  stock-net                  1,566,047        -    15,660   9,390,631         -             -    9,406,291            -   9,406,291
Exercise of common
  stock options                922,580        -     9,226   1,970,590         -             -    1,979,816            -   1,979,816
Purchase of treasury
  stock                        932,644   (2,330)    9,326     371,000         -             -      380,326       (8,826)    371,500
Stock based compensation
  (1)                            6,000        -        60     527,860   (46,437)            -      481,483            -     481,483
Stock issued to 401(k)
  trust                              -   25,158         -     (27,435)        -             -      (27,435)     119,533      92,098
Net loss                             -        -         -           -         -   (12,333,243) (12,333,243)           - (12,333,243)
                            ---------- --------  -------- -----------  --------  ------------  -----------  ----------- -----------


BALANCE, DECEMBER 31, 2001  28,158,054 (253,346)  281,580  73,019,790   (71,156)  (55,373,788)  17,856,426   (1,007,721) 16,848,705


Stock based compensation
  (1)                            5,000        -        50     177,041    70,774             -      247,865            -     247,865
Stock issued to 401(k)
  trust                              -   68,082         -    (247,479)        -             -     (247,479)     334,942      87,463
Net loss                             -        -         -           -         -    (7,514,514)  (7,514,514)           -  (7,514,514)
                            ---------- --------  -------- -----------  --------  ------------  -----------  ----------- -----------


BALANCE, DECEMBER 31, 2002  28,163,054 (185,264)  281,630  72,949,352      (382)  (62,888,302)  10,342,298     (672,779)  9,669,519


Stock based compensation
  (1)                                -        -         -     110,665    (2,069)            -      108,596            -     108,596
Exercise of common stock
  options                      227,600        -     2,276      97,299         -             -       99,575            -      99,575
Stock issued to 401(k)
  trust                              -   68,962         -    (304,439)        -             -     (304,439)     353,158      48,719
Issuance of common stock,
  net                        4,553,680        -    45,537   2,926,068         -             -    2,971,605            -   2,971,605
Net loss                             -        -         -           -         -    (5,661,694)  (5,661,694)           -  (5,661,694)
                            ---------- --------  -------- -----------  --------  ------------  -----------  ----------- -----------


BALANCE, DECEMBER 31, 2003  32,944,334 (116,302) $329,443 $75,778,945  $ (2,451) $(68,549,996) $ 7,555,941  $  (319,621)$ 7,236,320
                            ========== ========  ======== ===========  ========  ============  ===========  =========== ===========


(1) See following page for details.
See notes to financial statements.                                   (continued)


                                                     MACROCHEM CORPORATION
                                              STATEMENTS OF STOCKHOLDERS' EQUITY

(1)  STOCK BASED COMPENSATION
                                                                                                    ADDITIONAL
                                                                 COMMON STOCK         PAID-IN        UNEARNED
                                                             SHARES        AMOUNT     CAPITAL      COMPENSATION        TOTAL
------------------------------------------------------------------------------------------------------------------------------
2001
Issuance of common stock options to non-employees                ---     $    ---     $  82,458    $    (68,299)     $  14,159
Amortization and other changes in unearned compensation          ---          ---       129,200          21,862        151,062
Stock based compensation to employees and directors            6,000           60       316,202             ---        316,262
                                                            --------     --------     ---------    ------------      ---------
                                                               6,000     $     60     $ 527,860    $    (46,437)     $ 481,483
                                                            ========     ========     =========    ============      =========

2002

Issuance of common stock options to non-employees                ---     $    ---     $     ---    $        ---      $     ---
Amortization and other changes in unearned compensation          ---          ---       (28,697)         70,774         42,077
Stock based compensation to employees and directors            5,000           50       205,738             ---        205,788
                                                            --------     --------     ---------    ------------      ---------
                                                               5,000     $     50     $ 177,041    $     70,774      $ 247,865
                                                            ========     ========     =========    ============      =========

2003

Issuance of common stock options to non-employees                ---     $    ---     $  35,108    $     (4,902)     $  30,206
Amortization and other changes in unearned compensation          ---          ---           (11)          2,833          2,822
Stock based compensation to employees and directors              ---          ---        75,568             ---         75,568
                                                            --------     --------     ---------    ------------      ---------
                                                                 ---     $    ---     $ 110,665    $     (2,069)     $ 108,596
                                                            ========     ========     =========    ============      =========

See notes to financial statements.                                   (concluded)


                                             MACROCHEM CORPORATION
                                            STATEMENTS OF CASH FLOWS

                                                                         Years Ended December 31,
                                                              ----------------------------------------------
                                                                  2003              2002             2001
                                                                  ----              ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                 $ (5,661,694)     $ (7,514,514)     $(12,333,243)
                                                              ------------      ------------      ------------

     Adjustments to reconcile net loss to net cash used
        by operating activities:
        Depreciation and amortization                              185,847           216,921           181,696
        Stock-based compensation                                   108,596           247,865           481,483
        401(k) contributions in company common stock                48,719            87,463            92,098
        Deferred rent                                              (14,346)           (1,166)           11,611
     Change in assets and liabilities:
        Accounts receivable                                            ---           334,919          (344,331)
        Receivable due from related party                           25,057              (893)           (1,600)
        Prepaid expenses and other current assets                 (110,801)            5,321            70,799
        Accounts payable and accrued expenses                      565,186          (945,184)          266,030
                                                              ------------      ------------      ------------

Net cash used by operating activities                           (4,853,436)       (7,569,268)      (11,575,457)
                                                              ------------      ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Sales of short-term investments                             5,000,000         7,900,000        10,000,000
     Purchases of short-term investments                           (51,178)         (185,527)       (9,654,068)
     Expenditures for property and equipment                        (3,454)          (31,991)         (307,212)
     Additions to patents                                          (94,396)          (39,346)         (113,465)
                                                              ------------      ------------      ------------

Net cash provided/(used) by investing activities                 4,850,982         7,643,136           (74,745)
                                                              ------------      ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net proceeds from exercise of common stock options             99,575               ---         1,979,816
     Net proceeds from issuance of common stock                  2,971,605               ---         9,406,291
     Proceeds from exercise of warrants                                ---               ---           371,500
     Net purchase of treasury stock                                    ---               ---               ---
                                                              ------------      ------------      ------------

Net cash provided by financing activities                     $  3,071,180      $        ---      $ 11,757,607
                                                              ------------      ------------      ------------

See notes to financial statements.                                   (Continued)


                              MACROCHEM CORPORATION
                      STATEMENTS OF CASH FLOWS (Continued)


                                            Years Ended December 31,
                                ------------------------------------------------
                                    2003             2002             2001
                                    ----             ----             ----
NET CHANGE IN CASH
     AND CASH  EQUIVALENTS       $3,068,726      $    73,868      $  107,405

CASH AND CASH EQUIVALENTS,
     BEGINNING OF YEAR              771,046          697,178         589,773
                                 ----------      -----------      ----------

CASH AND CASH EQUIVALENTS,
     END OF YEAR                 $3,839,772      $   771,046      $  697,178
                                 ==========      ===========      ==========

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITY:

During 2003 and 2002, the Company received no shares of Company stock relating to the exercise of warrants on a "cashless" basis.

During 2001, the Company received 2,330 shares of Company stock relating to the exercise of 882,644 warrants on a "cashless" basis.

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

The Company did not pay any cash for interest expense or income taxes during the years ended December 31, 2003, 2002 and 2001.




See notes to financial statements.                                   (Concluded)

                              MACROCHEM CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

1.   NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

MacroChem Corporation (the "Company") develops transdermal drug delivery compounds and systems intended to promote the delivery of drugs from the surface of the skin into the skin or the bloodstream.

The Company has been engaged primarily in research and development since its inception in 1981 and has derived limited revenues from the commercial sale of its products, licensing of certain technology and feasibility studies. The Company has had no revenues relating to the sale of any products currently under development. The Company has incurred net losses every year since its inception and the Company anticipates that losses may continue for the foreseeable future. At December 31, 2003, the Company's accumulated deficit was approximately $68.5 million. The Company's ability to continue operations after its current capital resources are exhausted depends on its ability to obtain additional financing and achieve profitable operations, as to which no assurances can be given. However, the Company believes that its financial resources are sufficient to meet planned operating activities for at least the next twelve months.

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

CONCENTRATION OF RISK - Cash and cash equivalents and short-term investments at December 31, 2003 and 2002 are primarily comprised of government agency securities and certificates of deposit. Revenues for the years ended December 31, 2003 were the result of the sale of a patent and from a research and development contract and revenues for 2002 were derived from a research and development contract.

1.   NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     (CONTINUED)

CASH AND CASH EQUIVALENTS - Cash equivalents consist of short-term, highly liquid investments with a maturity of three months or less when purchased.

SHORT-TERM INVESTMENTS - The Company has classified its short-term investments as "available-for-sale" and, accordingly, carries such securities at aggregate fair value. Fair value has been determined based on quoted market prices. The cost of such securities approximates fair market value. Short-term investments are a liquid money market mutual fund with a carrying value of $3,169,523 and $8,118,355 at December 31, 2003 and 2002, respectively.

PROPERTY AND EQUIPMENT - Property and equipment are stated at cost. Depreciation and amortization are provided on the straight-line method over the estimated useful lives of the related assets, which range from five to ten years.

PATENTS - The Company has filed applications for United States and foreign patents covering aspects of its technology. Costs and expenses incurred in connection with pending patent applications are deferred. Costs related to successful patent applications are amortized over the estimated useful lives of the patents, not exceeding 20 years, using the straight-line method. Accumulated patent costs and deferred patent application costs related to patents that are considered to have limited future value are charged to expense. Accumulated amortization aggregated approximately $237,500 and $203,600, respectively, at December 31, 2003 and 2002. On an on-going basis, the Company evaluates the recoverability of the net carrying value of various patents by reference to the patent's expected use in drug and other research activities as measured by outside interest in the Company's patented technologies and management's determination of potential future uses of such technologies.

LONG-LIVED ASSETS - The Company reviews its long-lived assets for impairment when events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable. Recoverability of such assets to be held and used is measured by a comparison of the carrying amount of the asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.

REVENUE RECOGNITION - The Company's business seeks to generate revenues through the development, commercialization and licensing of drug products based upon the Company's intellectual property. Revenues derived or expected to be derived from the sale, assignment, transfer or licensing of patents or other intellectual property are recognized over various periods based upon the terms of the relevant agreement. Research contract revenues consist of non-refundable research and development funding under collaborative agreements with various corporate and government organizations. Research and development funding is generally recognized as revenue at the time the research and development activities are performed under the terms of the related agreements, when the corporate partner is obligated to pay and when no future performance obligations exist. Payments received in advance of services provided result in the deferral of revenue recognition to future periods.

In November 2002, the EITF issued EITF Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables" ("EITF 00-21"), which provides guidance on the

1.   NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     (CONTINUED)

timing and method of revenue recognition for sales arrangements that include the delivery of more than one product or service. EITF 00-21 is effective prospectively for arrangements entered into in fiscal periods beginning after June 15, 2003. In December 2003, the Securities and Exchange Commission released Staff Accounting Bulletin no. 104 ("SAB 104"), Revenue Recognition. SAB 104 clarifies existing guidance regarding revenues for contracts which contain multiple deliverables to make it consistent with EITF No. 00-21. The adoption of the provisions of EITF 00-21 and SAB 104 had no effect on the Company's results of operations.

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

1.   NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     (CONTINUED)

The Company intends to continue to use the intrinsic value method to account for stock-based compensation to employees and directors. The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value method to stock-based employee and director compensation:

                                                          2003              2002              2001
                                                          ----              ----              ----

        Net loss as reported                           $(5,661,694)     $ (7,514,514)     $(12,333,243)

        Add:  Stock-based employee compensation
             expense included in reported net loss          75,568           189,920           271,491

        Deduct: Total stock employee
             compensation measured using
             the fair value method                      (1,449,341)       (2,174,596)       (3,508,675)
                                                       -----------      ------------      ------------

        Proforma net loss                              $(7,035,467)     $ (9,499,190)     $(15,570,427)
                                                       ===========      ============      ============

        Basic and diluted net loss per share - as
             reported                                  $     (0.19)     $     (0.27)      $      (0.46)
                                                       ===========      ===========       ============

        Basic and diluted net loss per share -
             proforma                                  $     (0.24)     $     (0.34)      $      (0.59)
                                                       ===========      ===========       ============

The fair value of options on their grant date was measured using the Black/Scholes option pricing model. Key assumptions used to apply this pricing model are as follows:

                                                          2003              2002              2001
                                                          ----              ----              ----

Risk-free interest rate                                2.62%-3.47%      4.08%-4.53%       4.38%-5.27%
Expected life of option grants                           6 years          6 years           6 years
Expected volatility of underlying stock                    97%              154%              128%

Expected dividend payment rate, as a percentage of
     the stock price on the date of grant                  ---              ---               ---

The weighted average fair values of options granted during 2003, 2002 and 2001 were $0.86, $1.20 and $3.42, respectively.

The option pricing model used was designed to value readily tradable stock options with relatively short lives. The options granted to employees are not tradable and have contractual lives of up to ten years.

INCOME TAXES - The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the

1.   NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     (CONTINUED)

Company's financial statements or tax returns. Deferred tax assets and liabilities are determined based upon the difference between the financial reporting basis and the tax basis of existing assets and liabilities using enacted tax rates expected to be in effect in the year(s) in which the differences are expected to reverse. A valuation allowance is provided against deferred tax assets if it is more likely than not that such assets will not be realized.

NET INCOME (LOSS) PER SHARE - Basic earnings per share is computed using the weighted average number of common shares outstanding during each year. Diluted earnings per common share reflect the effect of the Company's outstanding options and warrants, except where such items would be anti-dilutive. Due to the net losses reported in 2003, 2002 and 2001, basic and diluted per share amounts are the same. For the years ended December 31, 2003, 2002 and 2001 potential common shares are not included in the per share calculations for diluted EPS, because the effect of their inclusion would be anti-dilutive. Anti-dilutive potential shares not included in per share calculations for 2003, 2002 and 2001 were approximately 5,451,000, 5,059,000 and 4,791,000 shares, respectively.

NEW ACCOUNTING PRONOUNCEMENTS - The FASB issued FASB Interpretation No. 46 (FIN
46) and No. 46, revised (FIN 46R), Consolidation of Variable Interest Entities in January 2003 and December 2003, respectively. These statements, which address accounting for entities commonly known as special-purpose or off-balance-sheet entities, require consolidation of certain interests or arrangements by virtue of holding a controlling financial interest in such entities. Certain provisions of FIN 46R related to interests in special purpose entities were applicable for the period ended December 31, 2003. The Company must apply FIN 46R to its interests in all entities subject to the interpretation as of the first interim or annual period ending after March 15, 2004. The Company has considered the application of FIN 46 and FIN46R to its business relationships and concluded that the adoption of this new method of accounting for variable interest entities did not and is not expected to have a material impact on the Company's consolidated results of operations or financial position.

RECLASSIFICATION - Certain previously disclosed and prior year amounts have been reclassified to conform to the 2003 presentation.

2.   PROPERTY AND EQUIPMENT

Property and equipment consists of the following as of December 31:

                                                 2003              2002
                                                 ----              ----

        Laboratory equipment                 $1,098,296         $1,105,260
        Office equipment                        444,365            440,903
        Leasehold improvements                  250,048            250,048
                                             ----------         ----------
               Total                          1,792,709          1,796,211

        Less:  accumulated depreciation      (1,565,050)        (1,420,102)
                                             ----------         ----------

        Property and equipment, net          $  227,659         $  376,109
                                             ==========         ==========

3.   ACCRUED EXPENSES

Accrued expenses consists of the following as of December 31:

                                                 2003              2002
                                                 ----              ----

        Accrued professional fees            $   59,000         $   72,750
        Accrued clinical trial costs             23,108             80,378
        Accrued bonuses                         421,188                  0
        Accrued severance                             0            116,400
        Accrued other                           118,572            126,632
                                             ----------         ----------

                                             $  621,868         $  396,160
                                             ==========         ==========

4.   STOCKHOLDERS' EQUITY

AUTHORIZED CAPITAL STOCK - Authorized capital stock consists of 60,000,000 shares of $.01 par value common stock of which 32,944,334 shares are issued (32,828,032 are outstanding) and 5,950,571 are reserved for issuance upon exercise of common stock options and warrants at December 31, 2003. Authorized and unissued preferred stock totals 6,000,000 shares, of which 600,000 shares have been designated Series B Preferred Stock. During 1998, the Company's Board of Directors authorized the repurchase of up to 1,000,000 shares of common stock at market price. The Company repurchased no shares in 2001, 2002 and 2003. At December 31, 2003, 116,302 repurchased shares remain available for future use and 679,587 shares are available to be repurchased.

WARRANTS - During 2003, the Company conducted a private placement in which primarily institutional investors received warrants to purchase an aggregate of 910,736 shares of common stock at a purchase price of $1.173 per share for period of three years. The placement agent in this transaction received a warrant to purchase 150,000 shares of common stock at a purchase price of $1.173 for a period of three years. As of December 31, 2003, none of the $1.173 warrants had been exercised.

During 2001, institutional investors received warrants to purchase an aggregate of 313,209 shares of common stock at a purchase price of $8.995 per share expiring in five years in connection with a private placement. The warrants are callable by the Company if the closing price of the stock is higher than $17.99 for 15 consecutive trading days at any time before expiration. As a result of subsequent financing transactions, the exercise price of these warrants has been adjusted to $6.94 in accordance with the terms of the warrants. As of December 31, 2003, none of these warrants had been exercised.

During 2000, as part of a financing, two institutional investors received warrants to purchase an aggregate of 363,322 shares of common stock at a purchase price of $5.90 per share expiring in five years. As a result of subsequent financing transactions, the exercise price of these warrants has been adjusted to $4.64 in accordance with the terms of the warrants. Through December 31, 2003, none of these warrants had been exercised. In addition, the investors received a warrant to purchase additional shares at a purchase price of $.01 per share exercisable only upon certain conditions relating to the trading price of the common stock during the period following December 12, 2000. Through December

31, 2003, 880,314 of the $0.01 warrants had been exercised. There are no further exercises available under the $.01 warrants. The placement agent received a warrant to purchase 108,999 shares of common stock at a purchase price of $7.43 per share expiring in five years. As a result of subsequent financing transactions, the exercise price of these warrants has been adjusted to $5.74 in accordance with the terms of the warrants. Through December 31, 2003, 50,000 of these warrants had been exercised.

STOCK OPTION PLANS - The Company has four stock option plans, the 1984 Incentive Stock Option Plan (ISO Plan), the 1984 Non-Qualified Stock Option Plan (Non-Qualified Plan), the 1994 Equity Incentive Plan (1994 Plan) and the 2001 Incentive Plan (the 2001 Plan). Under the terms of the 1984 ISO and Non-Qualified Plans, the Company may no longer award any options. All options previously granted may be exercised at any time up to ten years from the date of award.

Under the terms of the 1994 Plan, as of February 11, 2004, the Company may no longer award any options. All options previously granted under the 1994 Plan may be exercised at any time up to ten years from the date of award.

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

The following table presents activity under all stock option plans:

                                                 Number        Weighted Average
                                               of Options       Exercise Price
                                               ----------      ----------------
     Outstanding January 1, 2001                4,258,625           $4.64
              Granted                           1,081,200            3.80
              Exercised                          (922,580)           2.15
              Canceled                           (362,100)           4.41
                                                ---------

     Outstanding December 31, 2001              4,055,145            4.99
              Granted                           1,018,000            1.19
              Exercised                               ---             ---
              Canceled                           (749,198)           6.72
                                                ---------

     Outstanding December 31, 2002              4,323,947            3.82
              Granted                             446,600            1.12
              Exercised                          (227,600)           0.44
              Canceled                           (888,652)           2.20
                                                ---------

     Outstanding December 31, 2003              3,654,295           $4.09
                                               ==========

     Exercisable at December 31:  2003          2,983,014           $4.53
                                               ==========
                                  2002          2,995,321           $4.55
                                               ==========
                                  2001          3,051,877           $5.18
                                               ==========

The following table sets forth information regarding options outstanding at December 31, 2003:

                                                          Weighted Ave.                      Weighted Ave.
           Range of        Number of         Number      Exercise Price-   Weighted Ave.    Exercise Price-
           Exercise         Options        Currently        Options          Remaining         Currently
            Prices        Outstanding     Exercisable     Outstanding          Life           Exercisable
     ---------------------------------------------------------------------------------------------------
         $0.63 - $1.11       388,500         365,000        $  0.68            9.03            $  0.66
         1.15 -  1.82        542,100          53,509           1.35            9.21               1.82
         2.215 - 3.02        770,820         766,154           2.83            2.72               2.83
         3.155 - 4.875       464,025         417,361           4.22            4.25               4.34
         5.00 -  5.875       687,650         647,650           5.64            4.20               5.65
         5.938 - 6.875       546,200         478,340           6.35            6.80               6.39
         7.00 - 12.688       255,000         255,000           9.72            4.55               9.72
                           ---------       ---------        -------            ----            -------
     TOTAL                 3,654,295       2,983,014        $  4.09            5.56            $  4.53
                           =========       =========        =======            ====            =======

All options granted during the three year period ended December 31, 2003 were granted at the market price of the stock.

At December 31, 2003, the Company has reserved 5,950,561 shares of common stock for issuance under all stock option plans and for warrants outstanding.

UNEARNED COMPENSATION - The following table sets forth the changes to the Company's reported unearned compensation for the years ended December 31, 2003, 2002 and 2001 for the non-employee options:

                                                                  2003         2002         2001
                                                                  ----         ----         ----
        Balance, January 1                                      $    382     $ 71,156     $ 24,719
        Options, warrants and common stock granted to
              non-employees valued at fair market value            4,902          ---       68,299
        Amortization of unearned compensation                     (2,822)     (70,774)     (21,862)
        Other changes in unearned compensation                       (11)         ---          ---
                                                                --------     --------     --------
        Balance, December 31                                    $  2,451     $    382     $ 71,156
                                                                ========     ========     ========

STOCK AND STOCK OPTION ISSUANCES TO NON-EMPLOYEES - During 2003, 2002 and 2001, the Company issued 47,500, 0 and 30,000 stock grants and options, respectively, to non-employees and consultants and recorded unearned compensation of $4,902, $0 and $68,299, respectively.

STOCK AND STOCK OPTION ISSUANCES OUTSIDE THE STOCK OPTION PLANS - During 2003, an option to purchase 500,000 shares of common stock was granted to Robert J. DeLuccia, the Company's new Chief Executive Officer, of which 150,000 shares vest immediately, with the remainder vesting over two years, with an exercise price of $1.06 per share.

STOCK SALES - In July 2001, the Company sold 1,566,047 shares of common stock to institutional investors. Net proceeds were $9,406,000. In September 2003, the Company sold 4,553,680 shares of common stock to primarily institutional investors. Gross proceeds were $3,246,000 ($3,027,000 net of issuance costs and before legal and accounting fees).

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
                2004        $465,259
                2005          78,409

Rent expense included in the statement of operations was approximately $451,800, $438,600 and $425,800 for the years ended December 31, 2003, 2002 and 2001, respectively.

EMPLOYMENT AND CONSULTING AGREEMENTS - The Company has employment and consulting agreements with various consultants and certain key employees. The terms of each key employee agreement provide that the employee is an employee at-will. The terms of the consulting agreements do not exceed one year. These agreements provide for annual payments of approximately $1,008,625.

6.   INCOME TAXES

No income tax provision or benefit has been provided for federal or state income tax purposes as the Company has incurred losses in all periods reported and recoverability of these losses in future tax filings is uncertain. As of December 31, 2003, the Company has available net operating loss carryforwards of approximately $59,086,000 for federal income tax purposes, expiring through 2023 and $37,954,000 for state income tax purposes, expiring through 2008. In addition, the Company has unused investment and research and development tax credits for federal and state income tax purposes aggregating $1,563,000 and $802,000, respectively. The use of the federal net operating loss may also be restricted due to changes in ownership in accordance with definitions as stated in the Internal Revenue Code.

The net tax effect of differences in the timing of certain revenue and expense items and the related carrying amounts of assets and liabilities for financial reporting and tax purposes are not material and, accordingly, are not displayed in the table below. The components of the Company's deferred tax assets as of December 31, 2003 and 2002 are as follows:

                                                   2003            2002
                                                   ----            ----
        Deferred Tax Assets:
          Net operating loss carryforwards     $ 22,469,000    $ 21,526,000
          Tax credit carryforwards                2,365,000       2,314,000
                                               ------------    ------------
                                                 24,834,000      23,840,000
        Valuation allowance                     (24,834,000)    (23,840,000)
                                               ------------    ------------
        Deferred tax asset, net                $        ---    $        ---
                                               ============    ============

For the years ended December 31, 2003 and 2002, the valuation allowance was increased by approximately $994,000 and $2,680,000, respectively, due to the uncertainty of future realization of currently generated net operating loss and tax credit carryforwards.

7.   EMPLOYEE BENEFIT PLAN

The Company sponsors a qualified 401(k) Retirement Plan (the "Plan") under which employees are allowed to contribute certain percentages of their pay, up to the maximum allowed under Section 401(k) of the Internal Revenue Code. Company contributions to the Plan are at the discretion of the Board of Directors. The Company contributed 68,962 shares of common stock in 2003, 68,082 shares of common stock in 2002 and 25,158 shares of common stock in 2001, valued at $48,719, $87,463 and $92,098, respectively.

8.   SUBSEQUENT EVENT

On March 9, 2004, the Company sold 5,402,000 shares of its common stock for $7,292,700 in gross proceeds ($6,782,211 net of issuance costs and before legal and accounting fees) in a private placement to institutional investors. The investors also received warrants to purchase an aggregate of 1,080,400 shares of common stock at a purchase price of $2.09 per share expiring five years from the closing date.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not applicable.

ITEM 9A.    CONTROL AND PROCEDURES.

     As of the end of the period covered by this report, we carried out a review, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in the SEC rules promulgated under the Securities Exchange Act of 1934, as amended), which are designed to ensure that information required to be disclosed in our Securities and Exchange Commission reports is properly and timely recorded, processed, summarized and reported. Based upon that review, our Chief Executive Officer and Chief Financial Officer concluded that these controls and procedures are operating in an effective manner as of December 31, 2003.

     There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2003 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth the year each Director was first elected and the age, positions, and offices presently held by each Director with the
Company:
                               Year
                            First Became
      Name           Age     a Director         Position with Company
--------------------------------------------------------------------------------

John L. Zabriskie....64        2000      Chairman of the Board of Directors
Robert J. DeLuccia...58        2000      President, Chief Executive Officer and
                                         Vice Chairman of the Board of Directors
Michael A.  Davis....62        1997      Director
Paul S. Echenberg....60        2000      Director
Peter G.  Martin.....55        1995      Director

     The following is a brief summary of the background of each Director of the
Company:

     JOHN L. ZABRISKIE, PH.D., has served as a Director of the Company since 2000 and was elected Chairman of the Board of Directors in 2001. Since 2001, he has been a co-founder and Director of PureTech Ventures, LLC. From 1997 to 2000, he was Chairman, President and Chief Executive Officer of NEN Life Science Products, which was sold to Perkin Elmer. In 1994, Dr. Zabriskie became Chairman, President and Chief Executive Officer of Upjohn; he was responsible for Upjohn's merger with the Swedish pharmaceutical company Pharmacia, and became Chief Executive Officer of the merged company. Before his appointment at

Upjohn, he spent nearly 30 years with Merck & Company, rising to Executive Vice President and President of Merck Manufacturing Division. He is a member of the Board of Directors of PureTech Ventures, LLC (since 2000) and the following publicly traded companies: Array Biopharma (since 2001); Biosource International (since 2002); Cubist Pharmaceuticals, Inc. (since 1998); and Kellogg Company (since 1995). Dr. Zabriskie received a B.S. in chemistry from Dartmouth College and a Ph.D. in organic chemistry from the University of Rochester.

     ROBERT J. DELUCCIA has served as the Company's President and Chief Executive Officer and Vice Chairman of the Board since June of 2003 and as a Director since 2000. Mr. DeLuccia is the former President and Chief Executive Officer of Immunomedics, Inc., a NASDAQ biopharmaceutical company focused on the development and commercialization of antibody diagnostic imaging and therapeutic products for cancer and infectious diseases. Prior to Immunomedics, he was President of Sterling Winthrop Pharmaceuticals, the U.S. subsidiary of Sanofi (now Sanofi-Sythelabo). Mr. DeLuccia began his career as a pharmaceutical sales representative for Pfizer and progressed to Vice President Marketing and Sales Operations for Pfizer's Roerig Division. He is also a member of the board of directors of IBEX Technologies, a publicly traded (TSX) pharmaceutical company specializing in the development of biological markers for diagnosis, monitoring and treatment of certain diseases. Mr. DeLuccia holds both an M.B.A. and a B.S. in marketing from Iona College.

     MICHAEL A. DAVIS, M.D., SC.D., has served as a Director of the Company since 1997 and provided medical and pharmaceutical consulting services to the Company from 1991 to 2003. He currently is Medical Director of E-Z-EM, Inc., a public company engaged in supplying oral radiographic contrast media, as well as medical devices, where he also serves as a Director. From 1980 to 2002, Dr. Davis was Professor of Radiology and Nuclear Medicine and Director of the Division of Radiologic Research at the University of Massachusetts Medical School. From 1982 to 1997, Dr. Davis was Adjunct Professor of Surgery at Tufts University School of Veterinary Medicine. From 1986 to 2002, he was Affiliate Professor of Biomedical Engineering at Worcester Polytechnic Institute. In addition, from February to November 1999 he was President and Chief Executive Officer of Amerimmune Pharmaceuticals, Inc., a public company, and its wholly owned subsidiary, Amerimmune Inc., which is engaged in developing drugs relating to the immune system. From February 1999 to March 2003, Dr. Davis served as a Director of both Amerimmune Pharmaceuticals, Inc. and Amerimmune Inc. Dr. Davis received a B.S. and M.S. from Worcester Polytechnic Institute, an S.M. and Sc.D. from the Harvard School of Public Health, an M.B.A. from Northeastern University and an M.D. from the University of Massachusetts Medical School.

     PAUL S. ECHENBERG has served as a Director of the Company since 2000. Since 1997, he has been the President and Chief Executive Officer of Schroders & Associates Canada, Inc. and a director of Schroder Ventures Limited. These firms provide merchant banking advisory services to a number of Canadian buy-out funds. He is a director of the following publicly traded companies: E-Z-EM, Inc., a supplier of oral radiographic contrast media and medical devices and Benvest Capital Inc., a merchant bank that he founded. From 1989 through 1997, Mr. Echenberg was President of Eckvest Equity, Inc., a private merchant bank providing consulting and personal investment services. From 1970 to 1989, he was President and Chief Executive Officer of Twinpak, Inc., a manufacturer of plastic packaging, and from 1982 to 1989 he was Executive Vice President of CB Pak, Inc., a publicly traded plastic, glass and packaging company. Mr. Echenberg received a B.Sc. from McGill University and an M.B.A. from Harvard Business School.

     PETER G. MARTIN has served as a Director of the Company since 1995. Since 1990, Mr. Martin has been an independent investment banker and venture capitalist and currently an advisor to Enzo Biochem. Prior to 1990, he was a commercial banker. Mr. Martin was initially elected to the Board of Directors as the designee of David Russell, who privately purchased 1 million shares of the Company's Common Stock in 1995. Mr. Russell is no longer entitled to designate a Director of the Company. Mr. Martin received a B.A. and J.D. from Fordham University and an M.B.A. from Columbia University.

EXECUTIVE OFFICERS

     The executive officers of the Company, their ages and their positions with the Company are as follows:

         Name              Age             Position with Company
--------------------------------------------------------------------------------

Robert J. DeLuccia..........58     President and Chief Executive Officer
Thomas C.K. Chan............48     Vice President of Research and Development,
                                      Chief Technology Officer
Glenn E. Deegan ............37     Vice President and General Counsel
Bernard R. Patriacca........60     Vice President, Chief Financial Officer and
                                      Treasurer
Melvin A. Snyder............61     Vice President, Market Development

     The following is a brief summary of the backgrounds of Dr. Chan, Mr. Deegan, Mr. Patriacca and Mr. Snyder. The background of the Company's other executive officer, Mr. DeLuccia, is summarized above.

     THOMAS C.K. CHAN, PH.D., has served as the Company's Vice President of Research and Development and Chief Technology Officer since April 2003. From September 2001 until April 2003, Dr. Chan served as the Company's Vice President of Research and Technology. From December 2000 until September 2001, he served as the Company's Senior Director of Preclinical Studies. From 1997 to 2000, he served as Senior Director of Pharmacology and Toxicology at EPIX Medical, Inc. From 1994 to 1997, he served as Director of Therapeutic Development at Creative BioMolecules, Inc. and from 1992 to 1993, Dr. Chan served as their Manager of Pharmacology and Toxicology. From 1990 to 1992, he served as Associate Director at the Purdue Cancer Center. Dr. Chan earned a B.Sc. in Biochemistry/Microbiology and a doctorate in Pharmacology from the University of British Columbia. He then completed a fellowship in Hematology/Oncology at the UCSD Cancer Center in San Diego.

     GLENN E. DEEGAN, ESQ., has served as the Company's Vice President, General Counsel and Secretary since July 2003. From June 2001 until July 2003, Mr. Deegan served as the Company's Director of Legal Affairs and as General Counsel and Secretary. Prior to joining MacroChem, he served as Assistant General Counsel of Summit Technology, Inc. Earlier in his career, Mr. Deegan was engaged in the private practice of law in Boston at Holland & Knight LLP and at Nutter, McClennen & Fish, LLP. Mr. Deegan holds a bachelor of science degree from Providence College and a juris doctor degree from Boston College.

     BERNARD R. PATRIACCA, C.P.A., has served as the Company's Vice President, Chief Financial Officer and Treasurer since April 2001. From 1997 to 2001, he served as Vice President and Controller of Summit Technology, Inc. From 1994 to 1997, he served as Vice President of Errands Etc., Inc., a privately held homeowners' personal service company. From 1991 to 1994, Mr. Patriacca held senior financial management positions at several privately held consumer services companies. From 1973 to 1991, he was employed in various capacities at Dunkin Donuts, Inc., including Chief Financial Officer and Director. Mr. Patriacca received a B.S. and an M.B.A. from Northeastern University.

     MELVIN A. SNYDER, has served as the Company's Vice President for Market Development since October 2000. From June 1999 until October 2000, he served as a consultant to the Company in the area of business development. From 1998 until 1999, he was Vice President of Marketing and Business Development at Immunomedics, and, between 1995 and 1998, he served as a consultant to several pharmaceutical companies including Immunomedics. Between 1975 and 1995, he was President of ProClinica Inc., a marketing communications and licensing-support company. Mr. Snyder holds a bachelor's degree from Lehigh University.

     Information concerning MacroChem's Audit Committee will appear in MacroChem's Proxy Statement for the 2004 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A on or before May 26, 2004, under the caption "Corporate Governance at MacroChem -- Committees of the Board of Directors." Such information is incorporated herein by reference.

     MacroChem's Board of Directors has adopted a code of ethics and conduct that applies to its principal executive officer, principal accounting officer or controller, or persons performing similar functions. That Code of Ethics and Conduct has been posted on MacroChem's Internet website at www.macrochem.com. MacroChem would intend to satisfy the disclosure requirements under Item 10 of Form 8-K regarding an amendment to, or waiver from, a provision of its Code of Ethics and Conduct and that relates to a substantive amendment or material departure from a provision of the Code by posting such information on its internet website at www.macrochem.com.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who beneficially own more than 10 percent of the Company's Common Stock to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Based solely on its review of the copies of such reports received by it, and written representations from certain reporting persons that no Forms 5 were required for those persons, the Company believes that during 2003 all filing requirements applicable to its officers, directors, and such 10 percent beneficial owners were complied with.

ITEM 11.    EXECUTIVE COMPENSATION.

EXECUTIVE OFFICERS' COMPENSATION

     The following table sets forth the compensation earned by or paid or awarded to Dr. Chan, Mr. Deegan, Mr. Palmisano, Mr. Patriacca, and Mr. Snyder during each of the three fiscal years ended December 31, 2003, and to Mr. DeLuccia during the fiscal year ended December 31, 2003:

                                              SUMMARY COMPENSATION TABLE

                                                                                     Long Term
                                                   Annual Compensation          Compensation Awards
---------------------------------------------------------------------------------------------------------------------

                                                                               Restricted   Securities        All
                                                               Other Annual       Stock     Underlying       Other
Name and Principal                       Salary      Bonus     Compensation      Awards       Options    Compensation
Position                      Year          $          $           $(1)          ($)(2)          #           $(3)
---------------------------------------------------------------------------------------------------------------------
Robert J. DeLuccia (4)        2003       195,000     54,720        6,516         54,720       500,000
    President, Chief
    Executive Officer

Robert J. Palmisano (5)       2003       167,491      -----        3,758          -----         -----        5,483
    President, Chief          2002       375,950      -----       13,032                      290,000        5,500
    Executive Officer         2001       265,561    122,822        8,952                    1,000,000        -----

Bernard R. Patriacca (6)      2003       185,000     29,360        1,032         29,360        48,000       28,000
    Vice President, Chief     2002       185,000      -----        1,032                      125,000        5,500
    Financial Officer and     2001       113,808      -----          452                      178,200        -----
    Treasurer

Thomas C.K. Chan (7)          2003       182,716     30,359          360         30,359        76,000       27,481
    Vice President, Research  2002       177,725      -----          360                      120,000        5,332
    & Development, Chief      2001       148,917      -----          158                      104,700        4,289
    Technology Officer

Glenn E. Deegan (8)           2003       138,763     22,913          360         22,913        55,900       15,481
    Vice President,
    General Counsel and
    Secretary

Melvin A. Snyder (9)          2003       194,250     24,010        1,584         24,010        50,000       27,160
    Vice President, Market    2002       194,250      -----        1,584                      125,000        5,160
    Development               2001       185,000      -----          598                      184,100        3,870


---------------------------------------------------------------------------------------------------------------------

(1) Includes amounts paid for taxable group term life insurance. Also includes for Mr. Palmisano and Mr. DeLuccia a monthly automobile allowance of $1,000.
(2) Although the restricted stock reflected in this table was earned in 2003, the awards were made in January 2004. The values in this table are as of the date of the grant. There are no other restricted stock holdings other than as reflected in this table.
(3) Represents the dollar value of Company contributions to the Company's 401(k) Retirement Plan, which are made in Company common stock, as well as, for fiscal year 2003, the following retention payments payable as of December 31, 2003: Mr. Patriacca - $22,000; Dr. Chan - $22,000; Mr. Deegan
     - $10,000; and Mr. Snyder - $22,000.



(4) Mr. DeLuccia's employment commenced on July 1, 2003. Of total salary in 2003, $51,000 related to a consulting contract in connection with his role as interim CEO. As part of Mr. DeLuccia's 2003 compensation, he received an award of 60,800 shares of restricted stock on January 7, 2004, all of which vest 6 months from the date of grant.
(5) Mr. Palmisano's employment commenced on April 9, 2001 and he resigned effective April 11, 2003.
(6) Mr. Patriacca's employment commenced on April 23, 2001. As part of Mr. Patriacca's 2003 compensation, he received an award of 32,622 shares of restricted stock on January 7, 2004, all of which vest 6 months from the date of grant.
(7) Dr. Chan was appointed Vice President, Research and Technology on September 24, 2001. As part of Dr. Chan's 2003 compensation, he received an award of 33,732 shares of restricted stock on January 7, 2004, all of which vest 6 months from the date of grant.
(8) Mr. Deegan was appointed Vice President, General Counsel and Secretary on July 10, 2003. As part of Mr. Deegan's 2003 compensation, he received an award of 25,458 shares of restricted stock on January 7, 2004, all of which vest 6 months from the date of grant.
(9) As part of Mr. Snyder's 2003 compensation, he received an award of 26,677 shares of restricted stock on January 7, 2004, all of which vest 6 months from the date of grant.

STOCK OPTIONS

     The following table provides information concerning the grant of stock options during 2003 to Mr. DeLuccia, Mr. Patriacca, Mr. Snyder, Dr. Chan, and Mr. Deegan:

                                     OPTION GRANTS IN LAST FISCAL YEAR

                                             Individual Grants
                                             -----------------

                                                                                         Potential
                                                                                        Realizable
                                                                                           Value
                                                                                        at Assumed
                                                                                       Annual Rates
                                                                                      of Stock Price
                         Number of       % of Total                                  Appreciation for
                        Securities         Options      Exercise                        Option Term
                        Underlying       Granted to      or Base                   ------------------------
                          Options       Employees in      Price      Expiration        5%           10%
   Name                 Granted (#)     Fiscal Year      ($/Sh)         Date           ($)          ($)
-----------------------------------------------------------------------------------------------------------
Robert J. DeLuccia       500,000 (1)        52.8          1.06        6/20/13       333,314      844,684

Thomas C.K. Chan          76,000 (2)         8.0          1.15        7/10/13        54,965      139,293

Glenn E. Deegan           55,900 (3)         5.9          1.15        7/10/13        40,428      102,454

Bernard R. Patriacca      48,000 (4)         5.1          1.15        7/10/13        34,715       87,975

Melvin A. Snyder          50,000 (5)         5.3          1.15        7/10/13        36,161       91,640
-----------------------------------------------------------------------------------------------------------

(1) The options granted to Mr. DeLuccia were granted in June 2003 at an exercise price of $1.06 per share. The options expire ten years from the date of grant. One hundred fifty thousand (150,000) options vested immediately and the remaining options vest over the next two years.
(2) The options granted to Dr. Chan were granted in July 2003 at an exercise price of $1.15 per share. The options expire ten years from the date of grant and vest over the next three years.
(3) The options granted to Mr. Deegan were granted in July 2003 at an exercise price of $1.15 per share. The options expire ten years from the date of grant and vest over the next three years.
(4) The options granted to Mr. Patriacca were granted in July 2003 at an exercise price of $1.15 per share. The options expire ten years from the date of grant and vest over the next three years.
(5) The options granted to Mr. Snyder were granted in July 2003 at an exercise price of $1.15 per share. The options expire ten years from the date of grant and vest over the next three years.

     The following table provides information concerning option exercises during the fiscal year ended December 31, 2003 and unexercised options held by Mr. DeLuccia, Mr. Palmisano, Mr. Patriacca, Mr. Snyder, Dr. Chan, and Mr. Deegan, as of December 31, 2003:

 AGGREGATED OPTION EXERCISES IN THE LAST FISCAL YEAR AND FISCAL YEAR-END OPTION
                                     VALUES
                                                  Number of
                                                  Securities        Value of
                                                  Underlying      Unexercised
                           Shares                 Unexercised     In-The-Money
                          Acquired     Value      Options at       Options at
                        On Exercise  Realized   Fiscal Year-End  Fiscal Year-End
                            (#)         ($)            #              $(1)
--------------------------------------------------------------------------------
                                                  Exercisable/     Exercisable/
Name                                             Unexercisable    Unexercisable
--------------------------------------------------------------------------------
Robert J. DeLuccia           0           0      216,668/363,332       NA/NA
Robert J. Palmisano(2)       0           0                  0/0       NA/NA
Bernard R. Patriacca         0           0      227,135/124,065    $22,000/NA
Melvin Snyder                0           0       322,434/66,666     22,000/NA
Thomas C.K. Chan             0           0       269,135/31,565     22,000/NA
Glenn E. Deegan              0           0        80,000/95,000     5,500/NA
--------------------------------------------------------------------------------

(1) The value of Mr. DeLuccia's, Mr. Palmisano's, Mr. Patriacca's, Mr. Snyder's, Dr. Chan's and Mr. Deegan's in-the-money unexercised options at the end of fiscal year ended December 31, 2003 was determined by multiplying the number of options held by the difference between the market price of Common Stock underlying the options on December 31, 2003 ($0.85 per share) and the exercise price of the options granted.
(2) All of Mr. Palmisano's outstanding options were cancelled as of October 10, 2003.

DIRECTORS' COMPENSATION

     Each non-employee Director of the Company receives compensation of $12,000 annually, $1,000 per regular meeting attended for the chairman of each committee, $1,000 per regular meeting attended, $500 for each special, telephone or committee meeting attended and reimbursement of travel expenses in connection with attending meetings of the Board of Directors. During 2003, ten-year stock options were granted to non-employee Directors as follows: Dr. Davis, Mr. Martin, Mr. Echenberg and Dr. Zabriskie each received 30,000 options exercisable at $1.15 per share, vesting over the next three years from grant date of July 10, 2003.

     During 2003, the Company paid Dr. Davis $9,000 for medical and pharmaceutical consulting services. Dr. Davis' consulting agreement with the Company terminated effective as of March 31, 2003. The Company also paid Mr. DeLuccia $51,000 for consulting services in connection with his role as interim Chief Executive Officer. Mr. DeLuccia's consulting agreement terminated effective as of July 1, 2003.

EMPLOYMENT CONTRACTS, TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL
ARRANGEMENTS

     The Company had entered into an employment agreement of indefinite length effective as of April 9, 2001 with Robert J. Palmisano, the Company's former Chief Executive Officer. Mr. Palmisano resigned his employment with the Company effective as of April 11, 2003. During 2003, Mr. Palmisano received salary totaling $167,491 pursuant to the employment agreement.

     The Company has entered into an employment agreement of indefinite length effective as of June 19, 2003 with Robert J. DeLuccia. The agreement currently provides for annual compensation of $288,000 and for the payment of twelve months' salary in the event he is terminated without cause. The agreement also provides for a monthly automobile allowance of $1,000. In addition, the agreement precludes Mr. DeLuccia from competing with the Company during his employment and for a period of two years thereafter, and from disclosing confidential information.

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

     The Company has entered into Confidentiality and Noncompetition Agreements effective as of June 4, 2001 with Glenn E. Deegan. These Agreements preclude Mr. Deegan from competing with the Company during his employment and for a period of one year thereafter, and from disclosing confidential information. The Company has also entered into a Severance Agreement with Mr. Deegan dated as of October 25, 2002, which provides for the payment of nine months' salary in the event he is terminated without cause.

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

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     The Company's Compensation Committee consists of Dr. Davis (Chairman) and Dr. Zabriskie.

ITEM 12. SECURITIES OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

     The following table details the Registrant's equity compensation plans:

                                        EQUITY COMPENSATION PLAN INFORMATION

                                             (a)                       (b)                          (c)
                                                                                           Number of securities
                                                                                          remaining available for
                                   Number of securities to       Weighted-average          future issuance under
                                   be issued upon exercise       exercise price of       equity compensation plans
                                   of outstanding options,     outstanding options,        (excluding securities
      Plan Category                  warrants and rights        warrants and rights      reflected in column (a))
--------------------------------------------------------------------------------------------------------------------
Equity compensation plans
  approved by security
  holders                                  5,450,561                $   3.96                      806,078

Equity compensation plans
  not approved by
  security holders                           500,000 (1)            $   1.06                         NONE
                                           ---------                --------                      -------


                      Total                5,950,561                $   3.72                      806,078
                                           =========                ========                      =======
--------------------------------------------------------------------------------------------------------------------

(1)  Represents 500,000 stock options granted to Robert J. DeLuccia in June
     2003.

     The following table sets forth, as of March 5, 2004, certain information concerning ownership of the Company's common stock by (i) each person known by the Company to be the beneficial owner of more than five percent (5%) of the Company's common stock, (ii) each of the Company's Directors, (iii) each of the executive officers named in the Summary Compensation Table under "Executive Officers' Compensation" above and (iv) all Directors and executive officers as a group. Except as otherwise indicated, the stockholders listed in the table have sole voting and investment powers with respect to the shares indicated.

Name and Address                      Number of Shares
of Beneficial Owner (1)              Beneficially Owned      Percentage of Class
--------------------------------------------------------------------------------
Peter G. Martin(2) ..................      118,938                   *
Michael A. Davis(2)..................      113,668                   *
Robert J. DeLuccia(2)................      295,468                   *
Paul S. Echenberg(2).................       70,668                   *
John L. Zabriskie(2).................      179,912                   *
Robert J. Palmisano(2)(3)............       15,000                   *
Bernard R. Patriacca(2)(3)...........      274,757                   *
Melvin A. Snyder(2)(3)...............      300,097                   *
Thomas C.K. Chan(2)(3)...............      226,867                   *
Glenn E. Deegan (2)(3)...............      116,815                   *
All Directors and Officers as a
   Group (10 persons) (2)(3).........    1,712,190                 5.16%
--------------------------------------------------------------------------------
* Less than one percent (1%).

(1) The address of Mr. Martin, Dr. Davis, Mr. DeLuccia, Mr. Echenberg, Dr. Zabriskie, Mr. Palmisano, Mr. Patriacca, Mr. Snyder, Dr. Chan and Mr. Deegan is c/o the Company, 110 Hartwell Avenue, Lexington, Massachusetts 02421.



(2) Includes the following numbers of shares issuable upon the exercise of stock options exercisable within 60 days: Mr. Martin-116,668; Dr. Davis-107,668; Mr. DeLuccia-216,668; Mr. Echenberg-66,668; Dr.
     Zabriskie-73,335; Mr. Patriacca-237,135; Mr. Snyder-273,420; Dr. Chan-193,135; and Mr. Deegan-82,734.
(3) Does not include the following numbers of vested shares in the Company's 401(k) Plan contributed by the Company to match portions of cash contributions by the following Plan participants: Mr. Palmisano-12,876; Mr. Patriacca-13,308; Mr. Snyder- 12,995; Dr. Chan-13,661; and Mr. Deegan-13,355.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Not applicable.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Information concerning principal accountant fees and services will appear in MacroChem's Proxy Statement for the 2004 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A on or before May 26, 2004, under the caption "Relationship with Independent Auditors." Such information is incorporated herein by reference.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)(1) The following Financial Statements as of December 31, 2003 and 2002 and for the three years in the period ended December 31, 2003 are filed herewith:

                                                         Page
                                                        ------
            Independent Auditors' Report                  27
            Balance Sheets                                28
            Statements of Operations                      29
            Statements of Stockholders' Equity           30-31
            Statements of Cash Flows                     32-33
            Notes to Financial Statements                34-43

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

4.1 Stock Purchase Warrant, incorporated by reference to Exhibit 4 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996 (File No. 0-13634).

4.2 Rights Agreement dated as of August 13, 1999 between the Company and American Stock Transfer & Trust Company, as Rights Agent, including Form of Certificate of Designation with respect to the Series B Preferred Stock, par value $.01 per share (attached as Exhibit A to the Rights Agreement), Form of Rights Certificate (attached as Exhibit B to the Rights Agreement), and Summary of Rights (attached as Exhibit C to the Rights Agreement), incorporated by reference to Exhibits 1, 2, 3 and 4, respectively, to the Company's Current Report on Form 8-K dated August 13, 1999 (File No. 0-13634).

4.3 Common Stock Certificate, incorporated by reference to Exhibit 4c to the Company's Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 0-13634).

10.1   MacroChem Corporation 2001 Incentive Plan incorporated by reference to
       Exhibit 99 to the Company's Form S-8 as filed on August 8, 2001 (File No. 333-67080).

10.2 1994 Equity Incentive Plan as amended November 14, 1997, incorporated by reference to Exhibit 99.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997 (File No. 0-13634). *

10.3 1984 Non-Qualified Stock Option Plan as amended November 15, 1996, incorporated by reference to Exhibit 10.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996 (File No. 0-13634). *

10.4 1984 Incentive Stock Option Plan as amended November 15, 1996, incorporated by reference to Exhibit 10.3 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996 (File No. 0-13634). *

10.5 Form of Employment Agreement between the Company and Mr. Mel Snyder, incorporated by reference to Exhibit 10f to the Company's Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 0-13634). *

10.6 Form of Employment Agreement between the Company and Mr. Robert J. Palmisano, incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 (File No. 0-13634). *

10.7   MacroChem Corporation Option Certificate between the Company and Robert
       J. Palmisano, incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 (File No. 0-13634). *

10.8 Form of Employment Agreement between the Company and Mr. Bernard R. Patriacca, incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 (File No. 0-13634). *

10.9 Form of Employment Agreement between the Company and Dr. Thomas C.K. Chan, incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the Quarter ended September 30, 2001 (File No. 0-13634).*

10.10 Form of Severance Agreement between the Company and Mr. Bernard R. Patriacca, dated as of October 25, 2002 incorporated by reference to
       Exhibit 10h to the Company's Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 0-13634).*

10.11 Form of Severance Agreement between the Company and Dr. Thomas C.K. Chan, dated as of October 25, 2002 incorporated by reference to Exhibit 10i to the Company's Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 0-13634).*

10.12 Form of Noncompetition Agreement between the Company and Glenn E. Deegan, Esq., dated as of June 5, 2001.*

10.13 Form of Confidentiality Agreement between the Company and Glenn E. Deegan, Esq., dated as of June 5, 2001.*

10.14 Form of Severance Agreement between the Company and Glenn E. Deegan, Esq., dated as of October 25, 2002.*

10.15 Form of Employment Agreement between the Company and Robert J. DeLuccia incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2003 (File No. 0-13634).*

10.16 MacroChem Corporation Option Certificate reflecting grant by the Company to Robert J. DeLuccia incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2003 (File No. 0-13634).*

10.17 Form of Retention Agreement between the Company and Bernard R. Patriacca incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2003 (File No. 0-13634).*

10.18 Form of Retention Agreement between the Company and Melvin A. Snyder incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2003 (File No. 0-13634).*

10.19 Form of Retention Agreement between the Company and Thomas C.K. Chan incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2003 (File No. 0-13634).*

10.20 Form of Retention Agreement between the Company and Glenn E. Deegan incorporated by reference to Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2003 (File No. 0-13634).*

10.21 Securities Purchase Agreement among the Company, Bay Harbor Investments, Inc. and Strong River Investments, Inc., incorporated by reference to
       Exhibit 10.1 to the Company's Current Report on Form 8-K dated October 23, 2000 (File No. 0-13634).

10.22 Form of Closing Warrant dated as of October 23, 2000, incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K dated October 23, 2000 (File No. 0-13634).

10.23 Form of Adjustable Warrant dated as of October 23, 2000, incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K dated October 23, 2000 (File No. 0-13634).

10.24 Form of Registration Rights Agreement by and among the Company, Bay Harbor Investments, Inc. and Strong River Investments, Inc., incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K dated October 23, 2000 (File No. 0-13634).

10.25 Warrant issued to Leerink Swann & Company dated as of October 23, 2000, incorporated by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K dated October 23, 2000 (File No. 0-13634).

10.26 Securities Purchase Agreement among MacroChem Corporation, Pine Ridge Financial Ltd., DMG Legacy International, Ltd., SDS Merchant Fund, LP, Par Investment Partners, L.P., Narragansett I, LP, and Narragansett Offshore Ltd., incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated July 24, 2001 (File No. 0-13634).

10.27 Form of Warrant incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K dated July 24, 2001 (File No. 0-13634).

10.28 Form of Registration Rights Agreement by and among MacroChem Corporation, Pine Ridge Financial Ltd., DMG Legacy International, Ltd., SDS Merchant Fund, LP, Par Investment Partners, L.P., Narragansett I, LP, and Narragansett Offshore Ltd., incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K dated July 24, 2001 (File No. 0-13634).

10.29 Securities Purchase Agreement, dated as of September 10, 2003, by and among MacroChem Corporation and the purchasers listed on Schedule A thereto, incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated September 12, 2003 (File No. 0-13634).

10.30 Form of Warrant dated as of September 10, 2003, incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K dated September 12, 2003 (File No. 0-13634).

10.31 Registration Rights Agreement, dated as of September 10, 2003, by and among MacroChem Corporation and the investors listed on the signature page thereto, incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K dated September 12, 2003 (File No. 0-13634).

10.32 Securities Purchase Agreement, dated as of March 9, 2004, by and among MacroChem Corporation and the purchasers listed on Schedule A thereto, incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated March 10, 2004 (File No. 0-13634).

10.33  Form of Warrant dated as of March 9, 2004, incorporated by reference to
       Exhibit 10.2 to the Company's Current Report on Form 8-K dated March 10, 2004 (File No. 0-13634).

10.34 Registration Rights Agreement, dated as of March 9, 2004, by and among MacroChem Corporation and the investors listed on the signature page thereto, incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K dated March 10, 2004 (File No. 0-13634).

10.35 Lease between GLB Lexington Limited Partnership and the Company dated as of July 21, 1999, for space located at 110 Hartwell Avenue, Lexington, MA 02421, incorporated by reference to Exhibit 10.11 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 0-13634).

23.1   Consent of Deloitte & Touche LLP.

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

(b) A report on Form 8-K was filed on October 14, 2003 and included an unaudited balance sheet of the Company in response to a request from Nasdaq regarding the Company's stockholders' equity.

--------------------------
*Management contract or compensatory plan or arrangement

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      MACROCHEM CORPORATION

Dated:  March 26, 2004                 By:  /s/  Robert J. DeLuccia
        --------------                     -------------------------------------
                                           Robert J. DeLuccia
                                           President and Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on March 26, 2004.

/s/  Robert J. DeLuccia                    President and
---------------------------------          Chief Executive Officer
Robert J. DeLuccia


/s/  Bernard R. Patriacca                  Vice President and
---------------------------------          Chief Financial Officer
Bernard R. Patriacca


/s/  John L. Zabriskie                     Chairman, Board of Directors
---------------------------------
John L. Zabriskie, Ph.D.


/s/  Peter G. Martin                       Director
---------------------------------
Peter G. Martin


/s/  Michael A. Davis                      Director
---------------------------------
Michael A. Davis, M.D.


/s/ Paul S. Echenberg                      Director
---------------------------------
Paul S. Echenberg