Form 10-K/A
period 2003-12-31
MACROCHEM CORP
filed 2004-05-12
CIK 743884

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A
                                (AMENDMENT NO. 1)

(Mark One)
[ X ]                       ANNUAL REPORT PURSUANT TO
                           SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the Fiscal Year Ended December 31, 2003

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

                                 (781) 862-4003
                               ------------------
                               (Telephone number)

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

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
Yes               No     X
     ---------       ---------

     THE AGGREGATE MARKET VALUE OF THE SHARES OF COMMON STOCK HELD BY NON-AFFILIATES, BASED UPON THE CLOSING PRICE FOR SUCH STOCK ON JUNE 30, 2003 WAS APPROXIMATELY $32,203,453. AS OF APRIL 30, 2004, 38,620,990 SHARES OF COMMON STOCK, $.01 PAR VALUE, WERE OUTSTANDING.

     Portions of the following documents are incorporated into the Parts of this Report on Form 10-K indicated below:

     None.

                                EXPLANATORY NOTE

     This Amendment No. 1 on Form 10-K/A is being filed to amend Item 10 and
Item 14 of Part III to include disclosure of information originally incorporated by reference to our Proxy Statement for the 2004 Annual Meeting, which will be filed pursuant to Regulation 14A on or about May 26, 2004.


                              INDEX TO FORM 10-K/A

                                                                     PAGE NUMBER
                                                                     -----------
PART III    FINANCIAL INFORMATION

Item 10     Directors and Executive Officers of the Registrant             1

Item 14     Principal Accountant Fees and Services                         5

PART IV     OTHER INFORMATION

Item 15     Exhibits, Financial Statement Schedules and
            Reports on Form 8-K                                          7-11

SIGNATURES                                                                12

EXHIBIT INDEX                                                             13


                                       i.

Part III

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth the year each Director was first elected and the age, positions, and offices presently held by each Director with the
Company:

                                YEAR FIRST
                                 BECAME A
              NAME       AGE     DIRECTOR              POSITION WITH COMPANY
--------------------------------------------------------------------------------

John L. Zabriskie........64        2000       Chairman of the Board of Directors
Robert J. DeLuccia.......58        2000       President, Chief Executive Officer
                                                and Vice Chairman of the Board
                                                of Directors
Michael A.  Davis........62        1997       Director
Paul S. Echenberg........60        2000       Director
Peter G.  Martin.........55        1995       Director

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

     MICHAEL A. DAVIS, M.D., SC.D., has served as a Director of the Company since 1997 and provided medical and pharmaceutical consulting services to the Company from 1991 to 2003. He currently is Medical Director of E-Z-EM, Inc., a public company engaged in supplying oral radiographic contrast media, as well as medical devices, where he also serves as a Director. From 2002 to 2003, Dr. Davis, in addition to being Medial Director of E-Z-EM, was Senior Vice President of MedEView, a start-up radiology informatics company and Visiting Scientist in the Department of Radiology at Massachusetts General Hospital. From 1980 to 2002, Dr. Davis was Professor of Radiology and Nuclear Medicine and Director of the Division of Radiologic Research at the University of Massachusetts Medical School. From 1982 to 1997, Dr. Davis was Adjunct Professor of Surgery at Tufts University School of Veterinary Medicine. From 1986 to 2002, he was Affiliate Professor of Biomedical Engineering at Worcester Polytechnic Institute. In addition, from February to November 1999 he was President and Chief Executive Officer of Amerimmune Pharmaceuticals, Inc., a public company, and its wholly owned subsidiary, Amerimmune Inc., which is engaged in developing drugs relating to the immune system. From February 1999 to March 2003, Dr. Davis served as a Director of both Amerimmune Pharmaceuticals, Inc. and Amerimmune Inc. Dr. Davis received a B.S. and M.S. from Worcester Polytechnic Institute, an S.M. and Sc.D. from the Harvard School of Public Health, an M.B.A. from Northeastern University and an M.D. from the University of Massachusetts Medical School.

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

AUDIT COMMITTEE

     The Board of Directors has established an Audit Committee, whose members are Mr. Martin (Chairman), Dr. Davis and Mr. Echenberg. The Board has determined that Mr. Echenberg is the "audit committee financial expert." Each of the Audit Committee members meet the definition of "independence" as required by applicable listing standards of The NASDAQ Stock Market, Inc. and the established criteria of the SEC.

EXECUTIVE OFFICERS

     The executive officers of the Company, their ages and their positions with the Company are as follows:

         Name             Age             Position with Company
----------------------------------------------------------------------------

Robert J. DeLuccia.........58     President and Chief Executive Officer
Thomas C.K. Chan...........48     Vice President of Research and Development,
                                     Chief Technology Officer
Glenn E. Deegan ...........37     Vice President and General Counsel
Bernard R. Patriacca.......60     Vice President, Chief Financial Officer and
                                     Treasurer
Melvin A. Snyder...........61     Vice President, Market Development

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

CODE OF CONDUCT AND ETHICS

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

ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Deloitte & Touche LLP is the Company's independent auditor. The following table sets forth the estimated aggregate fees billed to the Company for the fiscal years ended December 31, 2003 and 2002 by Deloitte & Touche:

                                     2003             2002
                                     ----             ----
        Audit Fees                $115,480          $83,900
        Audit-Related Fees              --               --
        Tax Fees                        --               --
        All Other Fees                  --               --
                                   -------          -------
                                   -------          -------

        Total                     $115,480          $83,900


AUDIT FEES

     Audit fees were for professional services rendered for the audit of the Company's annual financial statements, review of financial statements included in the Company's quarterly reports on Form 10-Q and services that were provided in connection with statutory and regulatory filings or engagements.

AUDIT-RELATED FEES

     Audit-Related Fees refer to assurance and related services that are reasonably related to the performance of the audit or review of Company's consolidated financial statements and are not reported under "Audit Fees." The Company did not pay any Audit-Related Fees during 2003 or 2002.

TAX FEES

     Tax Fees refer to fees for professional services rendered regarding tax compliance, tax advice or tax planning. The Company did not pay any Tax Fees to Deloitte & Touche during 2003 or 2002.

ALL OTHER FEES

     All Other Fees refer to fees for services other than those described above. The Company did not pay Deloitte & Touche fees for any other services during 2003 or 2002.

PRE-APPROVAL POLICIES AND PROCEDURES

     It is the policy of the Company that all services provided by Deloitte & Touche shall be pre-approved by the Audit Committee. Deloitte & Touche will provide the Audit Committee with an engagement letter outlining the scope of the audit services proposed to be performed during the fiscal year and the estimated fees for such services. Pre-approval of audit and permitted non-audit services may be given by the Audit Committee at any time up to one year before the commencement of such services by Deloitte & Touche. Pre-approval must be detailed as to the particular services to be provided. Pre-approval may be given for a category of services, provided that (i) the category is narrow enough and detailed enough that management of the Company will not be called upon to make a judgment as to whether a particular proposed service by Deloitte & Touche fits within such pre-approved category of services and (ii) the Audit Committee also establishes a limit on the fees for such pre-approved category of services.

PART IV

ITEM 15.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)(1) The following Financial Statements as of December 31, 2003 and 2002 and for the three years in the period ended December 31, 2003 are incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 0-13634):


                  Independent Auditors' Report
                  Balance Sheets
                  Statements of Operations
                  Statements of Stockholders' Equity
                  Statements of Cash Flows
                  Notes to Financial Statements

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

10.11 Form of Severance Agreement between the Company and Dr. Thomas C.K. Chan, dated as of October 25, 2002 incorporated by reference to Exhibit 10i to the Company's Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 0-13634).*

10.12 Form of Noncompetition Agreement between the Company and Glenn E. Deegan, Esq., dated as of June 5, 2001 is incorporated by reference to
         Exhibit 10.12 to the Company's Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 0-13634).*

10.13 Form of Confidentiality Agreement between the Company and Glenn E. Deegan, Esq., dated as of June 5, 2001 is incorporated by reference to
         Exhibit 10.13 to the Company's Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 0-13634).*

10.14 Form of Severance Agreement between the Company and Glenn E. Deegan, Esq., dated as of October 25, 2002 is incorporated by reference to
         Exhibit 10.14 to the Company's Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 0-13634).*

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

                                      MACROCHEM CORPORATION

Dated:    May 12, 2004                By: /s/  Robert J. DeLuccia
        ----------------                  -------------------------------------
                                          Robert J. DeLuccia
                                          President and Chief Executive Officer


                                      By: /s/  Bernard R. Patriacca
                                          -------------------------------------
                                          Bernard R. Patriacca
                                          Vice President, Chief Financial
                                            Officer and Treasurer

                                  EXHIBIT INDEX

The following Exhibits are filed herewith:

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