Form 10-Q
period 2004-03-31
MACROCHEM CORP
filed 2004-05-14
CIK 743884

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    Form 10-Q


(Mark One)
            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 2004

                                       or

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

                                  781-862-4003
                                  ------------
              (Registrant's telephone number, including area code)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             ---   ---
   Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Act). Yes    No X
                                      ---   ---
     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                                 Outstanding at May 3, 2004
----------------------------                    ---------------------------
Common Stock, $.01 par value                             38,620,990

                              MACROCHEM CORPORATION

                               INDEX TO FORM 10-Q
                               ------------------


                                                                    Page Number
                                                                    -----------
PART I    FINANCIAL INFORMATION

Item 1    Financial Statements

              Condensed Balance Sheets
              March 31, 2004 and December 31, 2003 (Unaudited)          3

              Condensed Statements of Operations for the
              Three Months Ended March 31, 2004
              and 2003 (Unaudited)                                      4

              Condensed Statements of Cash Flows for the
              Three Months Ended March 31, 2004
              and 2003 (Unaudited)                                      5

              Notes to Unaudited Condensed Financial
              Statements                                               6-10

Item 2    Management's Discussion and Analysis of
          Financial Condition and Results of Operations               11-15

Item 3    Quantitative and Qualitative Disclosures About Market Risk    15

Item 4    Control and Procedures                                      15-16


PART II   OTHER INFORMATION

Item 2    Changes in Securities and Use of Proceeds                     17

Item 6    Exhibits and Reports on Form 8-K                            17-18

SIGNATURES                                                              19

EXHIBIT INDEX                                                           20

ITEM 1.  FINANCIAL STATEMENTS

                              MACROCHEM CORPORATION
                            CONDENSED BALANCE SHEETS
                                   (Unaudited)
                    (Amounts in thousands except share data)

                                               March 31,          December 31,
                                                 2004                 2003
                                               ---------          ------------
                                     ASSETS
Current assets:
  Cash and cash equivalents                   $  9,749              $ 3,840
  Short-term investments                         2,174                3,170
  Accounts receivable                           ------               ------
  Prepaid expenses and other current assets        529                  316
                                                ------               ------
    Total current assets                        12,452                7,326
                                                ------               ------

Property and equipment, net                        199                  228
                                                ------               ------

Other assets:
  Patents, net                                     660                  667
  Deposit                                           29                   29
                                                ------               ------
    Total other assets                             689                  696
                                                ------               ------

Total assets                                  $ 13,340            $  8,250
                                                ======               =====

                                   LIABILITIES
Current liabilities:
  Accounts payable                            $    567             $    358
  Accrued expenses                                 473                  622
                                                ------               ------
    Total current liabilities                    1,040                  980

Deferred rent                                       28                   34
                                                ------               ------

Total liabilities                                1,068                1,014
                                                ------               ------

Commitments and contingencies

                              STOCKHOLDERS' EQUITY
Preferred stock, authorized and unissued,
  6,000,000 shares                                 ---                  ---
Common stock, $.01 par value, 60,000,000
  shares authorized; 38,724,694 and
  32,944,334 shares issued at
  March 31, 2004 and December 31, 2003,
  respectively                                     387                  329
Additional paid-in capital                      82,936               75,779
Unearned compensation                          (     2)             (     2)
Accumulated deficit                            (70,769)             (68,550)
Less treasury stock, at cost, 103,704
  and 116,302 shares at March 31, 2004
  and December 31, 2003, respectively          (   280)             (   320)
                                                ------               ------
    Total stockholders' equity                  12,272                7,236
                                                ------               -------
Total liabilities and stockholders' equity    $ 13,340             $  8,250
                                                ======               ======

The accompanying notes are an integral part of these unaudited condensed financial statements.

                              MACROCHEM CORPORATION
                       CONDENSED STATEMENTS OF OPERATIONS
               For the three months ended March 31, 2004 and 2003
                                   (Unaudited)
             (Amounts in thousands except share and per share data)


                                                For the three months ended
                                                --------------------------
                                                         March 31,
                                                         ---------
                                               2004                    2003
                                               ----                    ----


Revenues:
  Sale of patent                         $        ---            $         ---
  Research contracts                              ---                      ---
                                           ----------              -----------
    Total revenues                                ---                      ---
                                           ----------              -----------

Operating expenses:
  Research and development                      1,321                      540
  Marketing, general and administrative           919                      644
  Consulting fees with related parties            ---                        6
                                           ----------              ------------
    Total operating expenses                    2,240                    1,190
                                           ----------              ------------
Loss from operations                      (     2,240)            (      1,190)
                                           ----------              ------------
Other income (expense):
  Interest income                                  22                       21
                                           ----------              ------------
    Total other income                             22                       21
                                           ----------              ------------
Net loss                                 $(     2,218)           $(      1,169)
                                           ==========              ===========

Net loss per share -
  basic and diluted                      $(      0.06)           $(       0.04)
                                           ==========              ===========
Weighted average shares
outstanding (basic and diluted)            34,395,000               28,003,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

                              MACROCHEM CORPORATION
                       CONDENSED STATEMENTS OF CASH FLOWS
               For the three months ended March 31, 2004 and 2003
                                   (Unaudited)
                             (Amounts in thousands)

                                            For the three months ended March 31,
                                                     2004              2003

Cash flows from operating activities:
  Net loss                                         $(2,218)          $(1,169)
  Adjustments to reconcile net loss to net cash
    used by operating activities:
      Depreciation and amortization                     38                53
      Stock-based compensation                          11                19
      401(k) contribution in Company common stock       18                15
      Deferred rent                                 (    6)           (    2)
    Changes in assets and liabilities:
      Accounts receivable                              ---                27
      Prepaid expenses and other current assets     (  213)           (  406)
      Accounts payable and accrued expenses             60            (   19)
                                                     -----             -----

Net cash used by operating activities               (2,310)           (1,482)
                                                     -----             -----

Cash flows from investing activities:
  Purchases of short-term investments               (    5)           (   19)
  Sales of short-term investments                    1,000             1,000
  Expenditures for property and equipment           (    2)              ---
                                                     -----             -----
Net cash provided by investing activities              993               981
                                                     -----             -----
Cash flows from financing activities:
  Proceeds from sale of common stock
    (net of offering cots)                           6,782               ---
  Proceeds from exercise of common stock options       ---                99
  Proceeds from exercise of warrants                   444               ---
                                                     -----             -----
Net cash provided by financing activities            7,226                99
                                                     -----             -----

Net change in cash and cash equivalents              5,909            (  402)
Cash and cash equivalents at beginning of period     3,840               771
                                                     -----             -----
Cash and cash equivalents at end of period         $ 9,749           $   369
                                                     =====             =====

The accompanying notes are an integral part of these unaudited condensed financial statements.

                              MACROCHEM CORPORATION
                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

  (1) BASIS OF PRESENTATION
      ---------------------

      The financial statements included herein have been prepared by MacroChem Corporation ("MacroChem" or the "Company") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying unaudited financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows of the Company at the dates and for the periods indicated. The unaudited financial statements included herein should be read in conjunction with the audited financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

      The Company has been engaged primarily in research and development since its inception in 1981 and has derived limited revenues from the commercial sale of its products, licensing of certain technology and feasibility studies. The Company has had no revenues relating to the sale of any products currently under development. The Company has incurred net losses every year since its inception and the Company anticipates that losses may continue for the foreseeable future. At March 31, 2004, the Company's accumulated deficit was approximately $70.8 million. The Company's ability to continue operations after its current capital resources are exhausted depends on its ability to obtain additional financing and achieve profitable operations, as to which no assurances can be given. However, the Company believes that its financial resources are sufficient to meet planned operating activities for at least the next twelve months.

      The results disclosed in the Statement of Operations for the three months ended March 31, 2004 are not necessarily indicative of the results to be expected for the full year.

      MacroChem is a specialty pharmaceutical company engaged in the development and commercialization of a portfolio of products through the application of SEPA(R) (Soft Enhancement of Percutaneous Absorption), its patented topical drug delivery technology.

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

      Stock or other equity-based compensation for non-employees must be accounted for under the fair value based method as required by Statement of Financial Accounting Standard ("SFAS") No. 123 and Emerging Issues Task Force No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services". Under this method, the equity-based instrument is valued at either the fair value of the consideration received or of the equity instrument issued on the date of grant. The resulting compensation cost is recognized and charged to operations over the service period or the vesting period, whichever is shorter.

      The Company intends to continue to use the intrinsic value method to account for stock-based compensation to employees and directors. The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value method to stock-based employee and director compensation:

                                                   Three Months Ended March 31,
                                                   ----------------------------
                                                       2004            2003
                                                       ----            ----

        Net loss as reported                       $(2,218,000)    $(1,169,000)


        Add:  Stock-based employee compensation
        expense included in reported net loss            7,000          19,000

        Deduct:  Total stock employee compensation
        measured using the fair value method        (  247,000)     (  468,000)
                                                     ---------       ---------
        Pro forma net loss                         $(2,458,000)    $(1,618,000)
                                                     =========       =========
        Basic and diluted net loss per share
        - as reported                              $(     0.06)    $(     0.04)
                                                     =========       =========
        Basic and diluted net loss per share
        - pro forma                                $(     0.07)    $(     0.06)
                                                     =========       =========

      The fair value of options on their grant date was measured using the Black/Scholes option pricing model. Key assumptions used to apply this pricing model are as follows:

                                                    Three Months Ended March 31,
                                                    ----------------------------
                                                          2004          2003
                                                          ----          ----

        Risk-free interest rate                        3.33%-4.53%   4.08%-4.53%
        Expected life of option grants                   6 years       6 years
        Expected volatility of underlying stock            97%           128%

        Expected dividend payment rate, as a percentage of
             the stock price on the date of grant          ---           ---

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

 (4)  BASIC AND DILUTED LOSS PER SHARE
      --------------------------------

      The following table sets forth the computation of basic and diluted loss per share:

                                                 Three Months Ended March 31,
                                                 ----------------------------
                                                   2004                2003
                                                   ----                ----

           Numerator for basic and diluted
           loss per share:
              Net loss                       $( 2,218,000)        $( 1,169,000)
                                               ==========           ==========
           Denominator for basic
           and diluted loss per share:
              Weighted average shares
                 outstanding                   34,395,000           28,003,000
                                               ==========           ==========
           Net loss per share - basic and
           diluted                           $(      0.06)        $(      0.04)
                                               ==========           ==========

      Potential common shares are not included in the per share calculations for diluted EPS, because the effect of their inclusion would be anti-dilutive. Anti-dilutive potential shares not included in per share calculations for the three months ended March 31, 2004 and 2003 were 6,022,611 and 4,593,110, respectively.

(5)   STOCKHOLDERS' EQUITY
      --------------------

      During the three months ended March 31, 2004, no options were granted, exercised or cancelled under the 2001 Incentive Plan (the "Plan").

      Under the 1994 Equity Incentive Plan (the "1994 Plan"), 353,000 options were granted and none were exercised during the three-month period ended March 31, 2004. During the same period, 483,000 options were canceled or expired under the 1994 Plan.

      In October 2000, warrants to purchase common stock were issued in connection with a private placement to two institutional investors. The warrants issued consist of warrants to purchase an aggregate of 363,322 shares of common stock at a purchase price of $5.90 per share for five years. As a result of subsequent financing transactions, the exercise price of these warrants has been adjusted to $4.64 in accordance with the terms of the warrants. Through March 31, 2004, none of these warrants had been exercised. The placement agent for this transaction received a warrant to purchase 108,999 shares of common stock at a purchase price of $7.43 for five years. As a result of subsequent financing transactions, the exercise price of these warrants has been adjusted to $5.74 in accordance with the terms of the warrants. As of March 31, 2004, 50,000 of these warrants had been exercised. None were exercised in the three months ended March 31, 2004.

      In July 2001, the Company sold 1,566,047 shares of its common stock for approximately $10,148,000 in gross proceeds ($9,406,000 net of issuance costs) in a private placement to institutional investors. The investors in the July 2001 common stock transaction received warrants to purchase an aggregate of 313,209 shares of common stock at a purchase price of $8.995 per share. As a result of subsequent financing transactions, the exercise price of these warrants has been adjusted to $6.94 in accordance with the terms of the warrants. These warrants expire five years from the closing date and are callable by the Company if the closing price of the stock is higher than $17.99 for 15 consecutive trading days at any time before expiration. As of March 31, 2004, none of these warrants had been exercised.

      In September 2003, the Company sold 4,553,680 shares of its common stock for approximately $3,246,000 in gross proceeds ($3,027,000 net of issuance costs and before legal and accounting fees) in a private placement to primarily institutional investors. The investors in the September 2003 common stock transaction received warrants to purchase an aggregate of 910,736 shares of common stock at a purchase price of $1.173 per share for a period of three years. As of March 31, 2004, 378,360 of these investor warrants had been exercised. The placement agent for this transaction received a warrant to purchase 150,000 shares of common stock at a purchase price of $1.173 for a period of three years. As of March 31, 2004, none of these placement agent warrants had been exercised.

      On March 9, 2004, the Company sold 5,402,000 shares of its common stock for $7,292,700 in gross proceeds ($6,782,211 net of issuance costs and before legal and accounting fees) in a private placement to institutional investors. The investors also received warrants to purchase an aggregate of 1,080,400 shares of common stock at a purchase price of $2.09 per share expiring five years from the closing date. As of March 31, 2004, none of these warrants had been exercised.

 (6)  COMPREHENSIVE LOSS
      ------------------

      The Company reports comprehensive loss in accordance with Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Loss", which requires businesses to disclose comprehensive income and its components in their general-purpose financial statements. Comprehensive loss is equal to the Company's net loss for the three months ended March 31, 2004 and 2003.

(7)   RECENT ACCOUNTING PRONOUNCEMENTS
      --------------------------------

      The Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46 (FIN 46) and No. 46, revised (FIN 46R), Consolidation of Variable Interest Entities in January 2003 and December 2003, respectively. These statements, which address accounting for entities commonly known as special-purpose or off-balance-sheet entities, require consolidation of certain interests or arrangements by virtue of holding a controlling financial interest in such entities. Certain provisions of FIN 46R related to interests in special purpose entities were applicable for the period ended December 31, 2003. The Company must apply FIN 46R to its interests in all entities subject to the interpretation as of the first interim or annual period ending after March 15, 2004. The Company has adopted FIN 46 and FIN 46R and has considered the application of FIN 46 and FIN46R to its business relationships and concluded that the adoption of this new method of accounting for variable interest entities did not and is not expected to have a material impact on the Company's consolidated results of operations or financial position.

(8)   SUBSEQUENT EVENTS
      -----------------

      On April 14, 2004, the Company announced that preliminary data from its Phase 2 pharmacodynamic study of Topiglan(R), a topical cream for erectile dysfunction, demonstrated that Topiglan did not meet the study's primary clinical endpoints. The Company has conducted a more complete review of the data and has no plans for further clinical studies of Topiglan at this time. The Phase II pharmacodynamic study results may have an impact on the carrying value of certain of the Company's patent assets, amounting to $125,309, at March 31, 2004. The impact, if any, cannot currently be determined. Accordingly, the Company has not recorded a reduction in value to its patent assets.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

Our primary business is the development of specialty pharmaceutical products for commercialization by employing SEPA(R) (Soft Enhancement of Percutaneous Absorption), our patented drug delivery technology. SEPA compounds, when properly combined with drugs, provide pharmaceutical formulations (creams, gels, lacquers, solutions, etc.) that enhance the transdermal delivery of drugs into the skin or into the bloodstream. We are currently developing investigational new drugs for the treatment of testosterone deficiency (Opterone(TM)) and fungal infections of the nails (EcoNail(TM)). On April 14, 2004, we announced that preliminary data from our Phase 2 pharmacodynamic study of Topiglan(R), a topical cream for erectile dysfunction, demonstrated that Topiglan did not meet the study's primary clinical endpoints. The Company has conducted a more complete review of the data and has no plans for further clinical studies of Topiglan at this time. The Phase II pharmacodynamic study results may have an impact on the carrying value of certain of the Company's patent assets, amounting to $125,309, at March 31, 2004. The impact, if any, cannot currently be determined. Accordingly, the Company has not recorded a reduction in value to its patent assets. Our technologies are currently in discovery or developmental stages and must undergo a rigorous regulatory approval process, which includes extensive preclinical and clinical testing, to demonstrate safety and efficacy before any resulting product can be marketed. To date, neither the Food and Drug Administration ("FDA") nor any of its international equivalents has approved any of our technologies for marketing. We currently derive no significant revenue from product sales, royalties or license fees. We are developing specific SEPA formulations for use with proprietary and non-proprietary drugs manufactured by other pharmaceutical companies, and seek to commercialize these products through the formation of partnerships, strategic alliances and licensing arrangements with those companies. If we are unable to form any strategic alliances, partnerships or licensing arrangements, our business may be materially adversely affected. In addition, if strategic relationships are formed, we may not be able to control the resources and attention that our partners devote to the products.

Our results of operations can vary significantly from year to year and quarter to quarter, and depend, among other factors, on the signing of new licenses and product development agreements, the timing of revenues recognized pursuant to license agreements, the achievement of milestones by licensees, the progress of clinical trials conducted by licensees and us, and the degree of our research, marketing and administrative efforts. The timing of our revenues may not match the timing of our associated product development expenses. To date, research and development expenses have generally exceeded revenues in any particular period and/or fiscal year.

A significant portion of our research and development expenses (including employee payroll and related benefits, laboratory supplies, travel, dues and subscriptions, clinical trial costs, temporary help costs, consulting costs and allocable costs such as occupancy and depreciation) are not tracked by project as they benefit multiple projects or our drug delivery technologies in general. For the three months ended March 31, 2004, approximately $666,000 was not specifically tracked and approximately $348,000, $215,000, and $92,000 represent costs associated with clinical trials for our erectile dysfunction product, our testosterone deficiency product and our nail fungus product, respectively. For the three months ended March 31, 2003, research and development costs were approximately $540,000, none of which represents costs associated with clinical trials as there were no ongoing clinical trials during the period. Neither our testosterone deficiency product nor our nail fungus product were in clinical trials in 2003. Each of our research and development programs are subject to risks and uncertainties, including the requirement to seek regulatory approval, that are outside of our control. Moreover, the product candidates identified in these research and development programs, which are currently in discovery or developmental stages, must overcome significant technological, manufacturing and marketing challenges before they can be successfully commercialized. As a result of these risks and uncertainties, we are unable to predict with any certainty the period in which material net cash inflows from such projects could be expected to commence or the completion date of these programs.

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

CRITICAL ACCOUNTING POLICIES
----------------------------

Note 1 of the consolidated financial statements included within our Form 10-K for the year ended December 31, 2003, includes a summary of the significant accounting policies and methods used in the preparation of our consolidated financial statements. The following is a brief discussion of the more significant accounting policies and methods used by us.

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses.

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements. As more fully described in the notes to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2003, our business seeks to generate revenues through the development, commercialization and licensing of drug products based upon our intellectual property.

Research and development funding is generally recognized as revenue at the time the research and development activities are performed under the terms of the related agreements, when the counter-party is obligated to pay, and when no future performance obligation exists. We make estimates of the status of performance with respect to research and development contracts. In the past, we have found such estimates to be sufficiently accurate for revenue recognition purposes. Research and development revenue is billed on a cost reimbursement basis, which includes direct costs incurred in connection with research activities and an allocation of certain other costs incurred by us.

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

RESULTS OF OPERATIONS
---------------------

There were no revenues for the three-month periods ended March 31, 2004 and March 31, 2003.

Research and development expenses increased $781,000, or 145%, to $1,321,000 in the three-month period ended March 31, 2004 from $540,000 in the three-month period ended March 31, 2003. The increase is primarily attributable to the payroll associated with the addition of two new research and development employees in late 2003 as well as approximately $655,000 being spent on clinical trials in the first three months of 2004 compared with no clinical trial expenses in the first three months of 2003. In the quarter ended March 31, 2003, we were not conducting clinical trials due to a then pending FDA clinical hold. The level of research and development expenses is highly dependent on the timing and extent of new and ongoing research performed in our in-house laboratories as well as outside contract laboratories. Research and development spending is expected to increase over the remainder of the year as a result of our ongoing clinical trials of EcoNail and Opterone, and the initiation of new studies.

Marketing, general and administrative expenses increased $275,000, or 43%, to $919,000 in the three months ended March 31, 2004 from $644,000 in the three-month period ended March 31, 2003. The increase is primarily attributable to an increase in consulting fees relating to investor relations and business development of $210,000 during the three months ended March 31, 2004. Marketing, general and administrative spending over each of the next three quarters is expected to approximate the same level as seen in the first quarter of 2004. Other income increased $1,000, or 5%, to $22,000 in the three-month period ended March 31, 2004 from $21,000 in the three-month period ended March 31, 2003.

For the reasons described above, net loss increased $1,049,000, or 90%, to $2,218,000 in the three-month period ended March 31, 2004 from $1,169,000 in the three-month period ended March 31, 2003.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Since inception, the primary source of funding for our operations has been the private and public sale of our securities, and, to a lesser extent, the licensing of our proprietary technology and products, research collaborations, feasibility studies, government grants and the limited sales of products and test materials. During the first three months of 2004, we received net proceeds of $444,000 from the exercise of warrants, and proceeds of $6,782,000 (net of issuance costs and before legal and accounting fees) as a result of the sale of common stock in a private placement financing transaction. During the first three months of 2003, we received net proceeds from the exercise of stock options of approximately $99,600 and no proceeds from the exercise of warrants or from the sale of common stock.

At March 31, 2004, working capital was approximately $11.4 million, compared to $6.3 million at December 31, 2003. The increase in our working capital reflects the receipt of private placement proceeds and net proceeds from the exercise of warrants, reduced by the use of funds in operations. Until such time as we obtain agreements with third-party licensees or partners to provide funding for our anticipated business activities, or otherwise generate revenue from the commercialization of our products, our working capital will be utilized to fund our operating activities.

Pursuant to a plan approved by our Board of Directors in 1998, we are authorized to repurchase 1,000,000 shares of our common stock to be held as treasury shares for future use. During the three month period ended March 31, 2004, we did not repurchase any shares of Common Stock. At March 31, 2004, 103,704 repurchased shares remain available for future use and 679,587 shares remain available for repurchase under the plan.

Capital expenditures were approximately $2,000 and there were no additional patent development costs for the first three months of 2004. We anticipate additional capital and patent expenditures of $75,000 for the remainder of the fiscal year ending December 31, 2004.

On July 10, 2003, the Board of Directors approved retention payments for certain key employees, including certain executive officers, in order to enhance retention of those employees. Payments of approximately $80,000 were paid on January 8, 2004 and payments of up to $155,000 in the aggregate will be paid on July 1, 2004.

On March 9, 2004, the Company sold 5,402,000 shares of its common stock for $7,292,700 in gross proceeds ($6,782,211 net of issuance costs and before legal and accounting fees) in a private placement to institutional investors. The investors also received warrants to purchase an aggregate of 1,080,400 shares of common stock at a purchase price of $2.09 per share expiring five years from the closing date. We believe that our existing cash and cash equivalents will be sufficient to meet our operating expenses and capital expenditure requirements for at least the next twelve months. Our cash requirements may vary materially from those now planned because of changes in focus and direction of our research and development programs, competitive and technical advances, patent developments or other developments. We will require additional financing to continue our long term plans for clinical trials and new product development. It is not believed that inflation will have any significant effect on the results of our operations.

Currently, we do not enter into financial instrument transactions for trading or speculative purposes. We do not intend to establish any special purpose entity and do not have any material off balance sheet financing transactions.

The following summarizes our contractual obligations at December 31, 2003, and the effect that such obligations are expected to have on future cash flows and liquidity:

                                                        Due In
                                       -----------------------------------------

Obligations:                           1 Year or     1-3      3-5     5 Years or
                        Total Amount     Less       Years    Years       More


Lease Commitment
(through February 2005) $  543,700    $  465,300   $78,400     $0          $0

Employment Agreements
(per year)               1,008,600     1,008,600         0      0           0
                         ---------     ---------    ------      -           -

Total Contractual Cash
Obligations             $1,552,300    $1,473,900   $78,400     $0          $0
                         =========     =========    ======      =           =

Excluded from the above contractual obligation summary are clinical trial contracts which may approximate $1,200,000 in 2004. These contracts range in duration from six (6) weeks to five (5) months and may be terminated by the Company at its discretion.

RECENT ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46 (FIN 46) and No. 46, revised (FIN 46R), Consolidation of Variable Interest Entities in January 2003 and December 2003, respectively. These statements, which address accounting for entities commonly known as special-purpose or off-balance-sheet entities, require consolidation of certain interests or arrangements by virtue of holding a controlling financial interest in such entities. Certain provisions of FIN 46R related to interests in special purpose entities were applicable for the period ended December 31, 2003. We must apply FIN 46R to our interests in all entities subject to the interpretation as of the first interim or annual period ending after March 15, 2004. We have adopted FIN 46 and FIN 46R and have considered the application of FIN 46 and FIN46R to our business relationships and concluded that the adoption of this new method of accounting for variable interest entities did not and is not expected to have a material impact on our consolidated results of operations or financial position.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

As of March 31, 2004, we are exposed to market risks which relate primarily to changes in U.S. interest rates. Our cash equivalents and short-term investments are subject to interest rate risk and will decline in value if interest rates increase. Due to the short duration of these financial instruments, generally one year or less, changes to interest rates would not have a material effect upon our financial position. A hypothetical 10% change in interest rates would not have a material effect on our Statement of Operations or Cash Flows for the three months ended March 31, 2004.

ITEM 4.    CONTROL AND PROCEDURES

As of the end of the period covered by this report, we carried out a review, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in the SEC rules promulgated under the Securities Exchange Act of 1934, as amended), which are designed to ensure that information required to be disclosed in our Securities and Exchange Commission reports is properly and timely recorded, processed, summarized and reported. Based upon that review, our Chief Executive Officer and Chief Financial Officer concluded that these controls and procedures are operating in an effective manner as of March 31, 2004.

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.


THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. THE COMPANY'S ACTUAL RESULTS MAY DIFFER SIGNIFICANTLY FROM THE RESULTS DISCUSSED IN THE FORWARD-LOOKING STATEMENTS IN THIS REPORT AND IN FORWARD-LOOKING STATEMENTS MADE FROM TIME TO TIME BY THE COMPANY ON THE BASIS OF MANAGEMENT'S THEN-CURRENT EXPECTATIONS. FACTORS THAT MIGHT CAUSE SUCH A DIFFERENCE INCLUDE, BUT ARE NOT LIMITED TO THE FOLLOWING: THE COMPANY'S HISTORY OF OPERATING LOSSES AND NEED FOR CONTINUED WORKING CAPITAL; TECHNOLOGICAL UNCERTAINTY RELATING TO TRANSDERMAL DRUG DELIVERY SYSTEMS AND THE EARLY STAGE OF DEVELOPMENT OF THE COMPANY'S PROPOSED PRODUCTS; UNCERTAINTIES RELATING TO GOVERNMENT REGULATION AND REGULATORY APPROVALS; UNCERTAINTIES RELATED TO CLINICAL TRIALS OF THE COMPANY'S PROPOSED PRODUCTS; THE COMPANY'S DEPENDENCE ON THIRD PARTIES FOR COMMERCIALIZATION; NO ASSURANCE OF LICENSE ARRANGEMENTS; THE COMPANY'S DEPENDENCE ON THIRD PARTIES FOR THE FDA APPLICATION PROCESS; THE LACK OF SUCCESS OF THE COMPANY'S PRIOR DEVELOPMENT EFFORTS; THE COMPANY'S NEED FOR SIGNIFICANT ADDITIONAL PRODUCT DEVELOPMENT EFFORTS AND ADDITIONAL FINANCING; THE COMPANY'S RELIANCE ON KEY EMPLOYEES, THE LIMITED PERSONNEL OF THE COMPANY AND ITS DEPENDENCE ON ACCESS TO SCIENTIFIC TALENT; UNCERTAINTIES RELATING TO COMPETITION, PATENTS AND PROPRIETARY TECHNOLOGY; THE COMPANY'S LACK OF MARKETING RESOURCES AND DEPENDENCE ON THIRD PARTIES FOR MARKETING AND DISTRIBUTION; THE COMPANY'S DEPENDENCE ON THIRD PARTIES FOR MANUFACTURING; UNCERTAINTIES RELATING TO RISKS OF PRODUCT LIABILITY CLAIMS, LACK OF PRODUCT LIABILITY INSURANCE, AND EXPENSE AND DIFFICULTY OF OBTAINING ADEQUATE INSURANCE COVERAGE; THE COMPANY'S RELIANCE ON THIRD PARTY SUPPLIERS; THE HIGHLY COMPETITIVE NATURE OF THE COMPANY'S INDUSTRY; UNCERTAINTY OF PHARMACEUTICAL PRICING AND RELATED MATTERS; AND OTHER FACTORS. ADDITIONAL INFORMATION ON THESE AND OTHER FACTORS WHICH COULD AFFECT THE COMPANY'S ACTUAL RESULTS AND EXPERIENCE ARE INCLUDED IN THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2003 AND, IN PARTICULAR, THE SECTION ENTITLED "RISK FACTORS".

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

      10.1 Securities Purchase Agreement, dated as of March 5, 2004, by and among MacroChem Corporation and the purchasers listed on Schedule A thereto, incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated March 9, 2004 (File No. 0-13634).

      10.2 Form of Warrant dated as of March 9, 2004, incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K dated March 9, 2004 (File No. 0-13634).

      10.3 Registration Rights Agreement, dated as of March 9, 2004, by and among MacroChem Corporation and the investors listed on the signature page thereto, incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K dated March 9, 2004 (File No. 0-13634).

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

(b) A report on Form 8-K was filed on March 10, 2004 disclosing the Company's equity financing obtained on March 9, 2004.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                          MacroChem Corporation
                          ---------------------
                          (Registrant)



May 14, 2004              /s/  Robert J. DeLuccia
                          -----------------------
                          Robert J. DeLuccia
                          President and Chief Executive Officer
                          (Principal Executive Officer)

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

      3.2 Amended and Restated By-Laws of the Company, incorporated by reference to Exhibit 5 to the Company's Current Report on Form 8-K dated August 13, 1999 (File No. 0-13634)

      10.1 Securities Purchase Agreement, dated as of March 5, 2004, by and among MacroChem Corporation and the purchasers listed on Schedule A thereto, incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated March 9, 2004 (File No. 0-13634).

      10.2 Form of Warrant dated as of March 9, 2004, incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K dated March 9, 2004 (File No. 0-13634).

      10.3 Registration Rights Agreement, dated as of March 9, 2004, by and among MacroChem Corporation and the investors listed on the signature page thereto, incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K dated March 9, 2004 (File No. 0-13634).

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