Form 10-Q
period 2004-06-30
MACROCHEM CORP
filed 2004-08-16
CIK 743884

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    Form 10-Q


(Mark One)
[X]              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2004

                                       or

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
Yes X   No
   ---    ---

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
Yes     No X
   ---    ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                               Outstanding at August 10, 2004:
----------------------------                  -------------------------------
Common Stock, $.01 par value                          38,632,591

                              MACROCHEM CORPORATION

                               INDEX TO FORM 10-Q
                               ------------------

                                                               Page Number
                                                               -----------
PART I    FINANCIAL INFORMATION

Item 1    Financial Statements

            Condensed Balance Sheets
            June 30, 2004 and December 31, 2003 (Unaudited)        3

            Condensed Statements of Operations for the
            Three and Six Months Ended June 30, 2004
            and 2003 (Unaudited)                                   4

            Condensed Statements of Cash Flows for the
            Six Months Ended June 30, 2004
            and 2003 (Unaudited)                                   5

            Notes to Unaudited Condensed Financial
            Statements                                           6-10

Item 2    Management's Discussion and Analysis of
          Financial Condition and Results of Operations          11-16

Item 3    Quantitative and Qualitative Disclosures About
          Market Risk                                             16

Item 4    Control and Procedures                                  16


PART II   OTHER INFORMATION

Item 4    Submission of Matters to a Vote of Security Holders     18

Item 6    Exhibits and Reports on Form 8-K                       18-19

SIGNATURES                                                        20

EXHIBIT INDEX                                                     21

ITEM 1.  FINANCIAL STATEMENTS

                              MACROCHEM CORPORATION
                            CONDENSED BALANCE SHEETS
                                   (Unaudited)
                    (Amounts in thousands except share data)

                                                                               June 30,             December 31,
                                                                                 2004                   2003
                                                                            ------------         -----------------

                                     ASSETS
Current assets:
       Cash and cash equivalents                                            $       8,579        $       3,840
       Short-term investments                                                       1,177                3,170
       Prepaid expenses and other current assets                                      453                  316
                                                                            -------------         ------------
           Total current assets                                                    10,209                7,326
                                                                            -------------         ------------

Property and equipment, net                                                           183                  228
                                                                            -------------         ------------

Other assets:
       Patents, net                                                                   541                  667
       Deposit                                                                        ---                   29
                                                                            -------------         ------------
           Total other assets                                                         541                  696
                                                                            -------------         ------------

Total assets                                                               $       10,933        $       8,250
                                                                            =============         ============

                                   LIABILITIES
Current liabilities:
       Accounts payable                                                    $          390        $         358
       Accrued expenses                                                               770                  622
                                                                            -------------         ------------
           Total current liabilities                                                1,160                  980

Deferred rent                                                                          21                   34
                                                                            -------------         ------------

Total liabilities                                                                   1,181                1,014
                                                                            -------------         ------------

Commitments and contingencies

                              STOCKHOLDERS' EQUITY
Preferred stock, authorized and unissued, 6,000,000 shares                            ---                  ---
Common stock, $.01 par value, 60,000,000 shares authorized;
       38,724,694 and 32,944,334
       shares issued at June 30, 2004
       and December 31, 2003, respectively                                            387                  329
Additional paid-in capital                                                         82,835               75,779
Unearned compensation                                                                 ---                  (2)
Accumulated deficit                                                              (73,222)             (68,550)
Less treasury stock, at cost, 92,103 and 116,302
       shares at June 30, 2004 and
       December 31, 2003, respectively                                              (248)                (320)
                                                                            -------------         ------------
           Total stockholders' equity                                               9,752                7,236
                                                                            -------------         ------------
Total liabilities and stockholders' equity                                 $       10,933        $       8,250
                                                                            =============         ============

The accompanying notes are an integral part of these unaudited condensed financial statements.

                              MACROCHEM CORPORATION
                   CONDENSED STATEMENTS OF OPERATIONS
           For the three and six months ended June 30, 2004 and 2003
                                   (Unaudited)
             (Amounts in thousands except share and per share data)

                                           For the three months ended June 30,   For the six months ended June 30,
                                           -----------------------------------   ---------------------------------
                                                  2004               2003             2004                2003
                                                  ----               ----             ----                ----


Revenues:
    Sale of patent                           $         ---   $        1,000     $         ---       $      1,000
    Research contracts                                 ---               10               ---                 10
                                              ------------    -------------      ------------        -----------
       Total revenues                                  ---            1,010               ---              1,010
                                              ------------    -------------      ------------        -----------

Operating expenses:
    Research and development                         1,185              652             2,506              1,192
    Marketing, general and administrative            1,301              921             2,220              1,566
    Consulting fees with related parties               ---              ---               ---                  6
                                              ------------    -------------      ------------        ------------
       Total operating expenses                      2,486            1,573             4,726              2,764
                                              ------------    -------------      ------------        -----------

Loss from operations                                (2,486)            (563)           (4,726)             (1,754)
                                              ------------    -------------      ------------        ------------

Other income (expense):
    Interest income                                     32               16                54                 37
                                              ------------    -------------      ------------        -----------
       Total other income                               32               16                54                 37
                                              ------------    -------------      ------------        -----------

Net loss                                     $      (2,454)  $         (547)    $      (4,672)      $      (1,717)
                                              ============    =============      ============        ============

Net loss per share -
    basic and diluted                        $       (0.06)  $        (0.02)    $       (0.13)      $       (0.06)
                                              ============    =============      ============        ============

Weighted average shares                         38,621,000       28,239,000        36,508,000         28,121,000
outstanding (basic and diluted)

The accompanying notes are an integral part of these unaudited condensed financial statements.

                              MACROCHEM CORPORATION
                       CONDENSED STATEMENTS OF CASH FLOWS
                 For the six months ended June 30, 2004 and 2003
                                   (Unaudited)
                             (Amounts in thousands)

                                                                               For the six months ended June 30,
                                                                               ---------------------------------
                                                                                   2004                 2003
                                                                                   ----                 ----

Cash flows from operating activities:
       Net loss                                                                 $  (4,672)         $    (1,717)
       Adjustments to reconcile net loss to net cash
         used by operating activities:
           Depreciation and amortization                                                92                   99
           Stock-based compensation                                                     29                   38
           401(k) contribution made in Company common stock                             34                   26
           Deferred rent                                                              (13)                  (6)
           Reduction to capitalized patents                                            125                  ---
       Changes in assets and liabilities:
           Accounts receivable                                                         ---                   28
           Prepaid expenses and other current assets                                 (137)                (290)
           Accounts payable and accrued expenses                                       180                   38
           Deposits                                                                     29                  ---
                                                                                ----------          -----------


Net cash used by operating activities                                              (4,333)              (1,784)
                                                                                ----------          -----------

Cash flows from investing activities:
       Purchases of short-term investments                                             (8)                 (33)
       Sales of short-term investments                                               2,000                2,000
       Expenditures for patents                                                       (31)                 (47)
       Expenditures for property and equipment                                        (14)                  ---
                                                                                ----------          -----------
Net cash provided by investing activities                                            1,947                1,920
                                                                                ----------          -----------

Cash flows from financing activities:
       Proceeds from sale of common stock (net of offering costs)                    6,681                  ---
       Proceeds from exercise of common stock options                                  ---                   99
       Proceeds from exercise of warrants                                              444                  ---
                                                                                ----------          -----------
Net cash provided by financing activities                                            7,125                   99
                                                                                ----------          -----------

Net change in cash and cash equivalents                                              4,739                  235
Cash and cash equivalents at beginning of period                                     3,840                  771
                                                                                ----------          -----------

Cash and cash equivalents at end of period                                      $    8,579         $      1,006
                                                                                ==========          ===========


The accompanying notes are an integral part of these unaudited condensed financial statements.

                              MACROCHEM CORPORATION
                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

(1)      BASIS OF PRESENTATION
         ---------------------

         The financial statements included herein have been prepared by MacroChem Corporation ("MacroChem" or the "Company") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows of the Company at the dates and for the periods indicated. The unaudited condensed financial statements included herein should be read in conjunction with the audited financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

         The Company has been engaged primarily in research and development since its inception in 1981 and has derived limited revenues from the commercial sale of its products, licensing of certain technology and feasibility studies. The Company has had no revenues relating to the sale of any products currently under development. The Company has incurred net losses every year since its inception and the Company anticipates that losses may continue for the foreseeable future. At June 30, 2004, the Company's accumulated deficit was approximately $73.2 million. The Company's ability to continue operations after its current capital resources are exhausted depends on its ability to obtain additional financing and achieve profitable operations, as to which no assurances can be given. However, the Company believes that its financial resources are sufficient to meet planned operating activities for at least the next twelve months.

         The results disclosed in the Statement of Operations for the three and six months ended June 30, 2004 are not necessarily indicative of the results to be expected for the full year.

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

         The Company intends to continue to use the intrinsic value method to account for stock-based compensation to employees and directors. The following table illustrates the effect on net loss and net loss per share assuming the Company had applied the fair value method to stock-based employee and director compensation:

                                                     Three Months Ended June 30,      Six Months Ended June 30,
                                                     ---------------------------      -------------------------
                                                         2004             2003          2004             2003
                                                         ----             ----          ----             ----

         Net loss as reported                       $(2,454,000)      $(547,000)   $(4,672,000)      $(1,717,000)

         Add: Stock-based employee compensation
          expense included in reported net loss             ---          19,000          7,000           38,000


         Deduct: Total stock employee compensation
           measured using the fair value method        (197,000)       (393,000)      (444,000)         (860,000)
                                                      ---------        --------      ---------         ---------

         Pro forma net loss                         $(2,651,000)      $(921,000)   $(5,109,000)      $(2,539,000)
                                                      =========        ========      =========         =========

         Basic and diluted net loss per share -
           as reported                              $     (0.06)      $   (0.02)   $     (0.13)      $     (0.06)
                                                      =========        ========      =========         =========

         Basic and diluted net loss per share -
           pro forma                                $     (0.07)      $   (0.03)   $     (0.14)      $     (0.09)
                                                      =========        ========      =========        ==========


         The fair value of options on their grant date was measured using the Black-Scholes option pricing model. Key assumptions used to apply this pricing model are as follows:

                                               Three Months Ended June 30,             Six Months Ended June 30,
                                               ---------------------------             -------------------------
                                                 2004              2003                   2004             2003
                                                 ----              ----                   ----             ----

         Risk-free interest rate             3.05% - 4.04%         2.62%              3.05% - 4.04%        2.62%
         Expected life of option
            grants                              6 years           6 years                6 years          6 years
         Expected volatility of
            underlying stock                      97%               99%                    97%              99%
         Expected dividend payment
            rate, as a percentage of the
            stock price on the date of grant      ---               ---                    ---              ---


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

 (4)     BASIC AND DILUTED LOSS PER SHARE
         --------------------------------

         The following table sets forth the computation of basic and diluted loss per share:

                                                 Three Months Ended June 30,         Six Months Ended June 30,
                                                 ---------------------------         -------------------------
                                                   2004             2003              2004             2003
                                                   ----             ----              ----             ----
           Numerator for basic and diluted
           loss per share:
              Net loss                        $( 2,454,000)    $(   547,000)     $( 4,672,000)    $( 1,717,000)
                                                ==========       ==========        ==========       ==========

           Denominator for basic
           and diluted loss per share:
              Weighted average shares
              outstanding                       38,621,000       28,239,000        36,508,000       28,121,000
                                                ==========       ==========        ==========       ==========

           Net loss per share - basic and
           diluted                            $(      0.06)    $(      0.02)     $(      0.13)    $      (0.06)
                                                ==========       ==========        ==========       ==========

         Potential common shares are not included in the per share calculations for diluted EPS, because the effect of their inclusion would be anti-dilutive. Anti-dilutive potential shares not included in per share calculations for the six months ended June 30, 2004 and 2003 were 6,553,611 and 4,406,536, respectively.

          (5) PATENTS
              -------

          On April 14, 2004, the Company announced that preliminary data from its Phase 2 pharmacodynamic study of Topiglan(R), a topical cream for erectile dysfunction, demonstrated that Topiglan did not meet the study's primary clinical endpoints. The Company has conducted a more complete review of the data and has no plans for further clinical studies of Topiglan at this time. Accordingly, the Company has recorded a reduction of approximately $125,000 to the carrying value of certain patent assets related to Topiglan.

(6)      STOCKHOLDERS' EQUITY
         --------------------
         During the six months ended June 30, 2004, 31,000 options were granted and no options were exercised or cancelled under the 2001 Incentive Plan (the "Plan").

         Under the 1994 Equity Incentive Plan (the "1994 Plan"), 353,000 options were granted and none were exercised during the six-month period ended June 30, 2004. During the same period, 483,000 options were canceled or expired under the 1994 Plan.

         In October 2000, warrants to purchase common stock were issued in connection with a private placement to two institutional investors. The warrants issued consist of warrants to purchase an aggregate of 363,322 shares of common stock at a purchase price of $5.90 per share for five years. As a result of subsequent financing transactions, the exercise price of these warrants has been adjusted to $4.64 in accordance with the terms of the warrants. Through June 30, 2004, none of these warrants had been exercised. The placement agent for this transaction received a warrant to purchase 108,999 shares of common stock at a purchase price of $7.43 for five years. As a result of subsequent financing transactions, the exercise price of these warrants has been adjusted to $5.74 in accordance with the terms of the warrants. As of June 30, 2004, 50,000 of these warrants had been exercised. None were exercised in the six months ended June 30, 2004.

         In July 2001, the Company sold 1,566,047 shares of its common stock for approximately $10,148,000 in gross proceeds ($9,406,000 net of issuance costs) in a private placement to institutional investors. The investors in the July 2001 common stock transaction received warrants to purchase an aggregate of 313,209 shares of common stock at a purchase price of $8.995 per share. As a result of subsequent financing transactions, the exercise price of these warrants has been adjusted to $6.94 in accordance with the terms of the warrants. These warrants expire five years from the closing date and are callable by the Company if the closing price of the stock is higher than $17.99 for 15 consecutive trading days at any time before expiration. As of June 30, 2004, none of these warrants had been exercised.

         In September 2003, the Company sold 4,553,680 shares of its common stock for approximately $3,246,000 in gross proceeds ($2,972,000 net of issuance costs) in a private placement to primarily institutional investors. The investors in the September 2003 common stock transaction received warrants to purchase an aggregate of 910,736 shares of common stock at a purchase price of $1.173 per share for a period of three years. As of June 30, 2004, 378,360 of these investor warrants had been exercised. The placement agent for this transaction received a warrant to purchase 150,000 shares of common stock at a purchase price of $1.173 for a period of three years. As of June 30, 2004, none of these placement agent warrants had been exercised.

         On March 9, 2004, the Company sold 5,402,000 shares of its common stock for $7,292,700 in gross proceeds ($6,681,275 net of issuance costs) in a private placement to institutional investors. The investors also received warrants to purchase an aggregate of 1,080,400 shares of common stock at a purchase price of $2.09 per share expiring five years from the closing date. As of June 30, 2004, none of these warrants had been exercised.

         On June 23, 2004, at the Company's Annual Meeting of Stockholders, the Company's stockholders approved amendments to the Company's 2001 Incentive Plan to increase the number of shares of Common Stock authorized for issuance under the Incentive Plan by 4,000,000, resulting in a total amount of 4,185,800 shares available for grant under the Incentive Plan as of the June 30, 2004. The Company's stockholders also approved a Certificate of Amendment to the Company's Certificate of Incorporation, as amended, to increase the number of authorized shares of capital stock from 60,000,000 shares of Common Stock and 6,000,000 shares of Preferred Stock to 100,000,000 shares of Common Stock and 6,000,000 shares of Preferred Stock. On August 6, 2004, the Company filed the Certificate of Amendment to its Certificate of Incorporation with the Secretary of State of the State of Delaware.

(7)      COMPREHENSIVE LOSS
         ------------------
         Comprehensive loss is equal to the Company's net loss for the three and six months ended June 30, 2004 and 2003.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL
-------
Our primary business is the development of specialty pharmaceutical products for commercialization by employing SEPA(R) (Soft Enhancement of Percutaneous Absorption), our patented drug delivery technology. SEPA compounds, when properly combined with drugs, provide pharmaceutical formulations (creams, gels, lacquers, solutions, etc.) that enhance the transdermal delivery of drugs into the skin or into the bloodstream. We are currently developing investigational new drugs for the endocrinology/urology and dermatology specialties:
Opterone(R), for the treatment of testosterone deficiency, and EcoNail(TM), for fungal infections of the nails.

Our technologies are currently in discovery or developmental stages and must undergo a rigorous regulatory approval process, which includes extensive preclinical and clinical testing, to demonstrate safety and efficacy before any resulting product can be marketed. To date, neither the Food and Drug Administration, or FDA, nor any of its international equivalents has approved any of our technologies for marketing. We currently derive no significant revenue from product sales, royalties or license fees.

We are developing specific SEPA formulations for use with proprietary and non-proprietary drugs that are manufactured by other pharmaceutical companies. We seek to commercialize these products either through the creation, when appropriate, of our own sales force to market directly to specialist doctors and/or through the formation of partnerships, strategic alliances and licensing arrangements with third parties. If we are unable to attract and retain effective sales personnel and/or form any strategic alliances, partnerships or licensing arrangements, our business may be materially adversely affected. In addition, if strategic relationships are formed, we may not be able to control the resources and attention that our partners devote to the products.

Our results of operations can vary significantly from year to year and quarter to quarter, and depend, among other factors, on the progress of clinical trials we and our licensees conduct, the degree of our research, marketing and administrative efforts, the development, when appropriate, of our own sales force, the signing of new licenses and product development agreements, the timing of revenues recognized pursuant to license agreements, and the achievement of milestones by licensees. The timing of our revenues may not match the timing of our associated product development expenses. To date, our research and development expenses have generally exceeded our revenues in any particular period or fiscal year.

We do not track a significant portion of our research and development expenses (including employee payroll and related benefits, laboratory supplies, travel, dues and subscriptions, clinical trial costs, temporary help costs, consulting costs and allocable costs such as occupancy and depreciation) by project as they benefit multiple projects or our drug delivery technologies in general. For the three months ended June 30, 2004, research and development costs were approximately $1,185,000, of which approximately $553,000 was not specifically tracked and approximately $38,000, $468,000, and $126,000 represent costs associated with clinical trials for Topiglan(R), Opterone(TM) and EcoNail(TM), respectively. For the three months ended June 30, 2003, research and development costs were approximately $652,000, of which approximately $545,000 was not specifically tracked and $107,000 represents costs associated with a clinical trial related to Topiglan(R). Neither Opterone nor EcoNail was in clinical trials in the first three months of 2003. For the six months ended June 30, 2004, research and development costs were approximately $2,506,000, of which approximately $1,183,000 was not specifically tracked and approximately $386,000, $708,000, and $229,000 represent costs associated with clinical trials for Topiglan, Opterone and EcoNail, respectively. For the six months ended June 30, 2003, research and development costs were approximately $1,192,000, of which approximately $1,084,000 was not specifically tracked and approximately $107,000 represent costs associated with a clinical trial for Topiglan. Neither Opterone nor EcoNail was in clinical trials in the first six months of 2003. Each of our research and development programs are subject to risks and uncertainties, including the requirement to seek regulatory approval, that are outside of our control. Moreover, the product candidates identified in these research and development programs, which are currently in discovery or developmental stages, must overcome significant technological, manufacturing and marketing challenges before they can be successfully commercialized. As a result of these risks and uncertainties, we are unable to predict with any certainty the period in which material net cash inflows from such projects could be expected to commence or the completion date of these programs.

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

CRITICAL ACCOUNTING POLICIES
----------------------------

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. Note 1 of the consolidated financial statements included within our Form 10-K for the year ended December 31, 2003, includes a summary of the significant accounting policies and methods used in the preparation of our consolidated financial statements. The following is a brief discussion of the more significant accounting policies and methods that we use. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements. As more fully described in the notes to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2003, our business seeks to generate revenues through the development, commercialization and licensing of drug products based upon our intellectual property.

Generally, we recognize research and development funding as revenue at the time the research and development activities are performed under the terms of the related agreements, when the counter-party is obligated to pay, and when no future performance obligation exists. We make estimates of the status of performance with respect to research and development contracts. In the past, we have found such estimates to be sufficiently accurate for revenue recognition purposes. We bill research and development revenue on a cost reimbursement basis, which includes direct costs incurred in connection with research activities and an allocation of certain other costs incurred by us.

We defer costs and expenses incurred in connection with pending patent applications. We amortize costs related to successful patent applications over the estimated useful lives of the patents using the straight-line method. We charge accumulated patent costs and deferred patent application costs related to patents that are considered to have limited future value to operations. Estimates used to determine the future value of deferred patent costs include analysis of potential market size, time and cost to complete clinical trials, anticipated interest in our products and potential value for licensing or partnering opportunities. We recognize revenues derived or expected to be derived from the sale, assignment, transfer, or licensing of patents or other intellectual property over various periods based upon the terms of the relevant agreement.

RESULTS OF OPERATIONS
---------------------

We had no revenues for the three or six-month periods ended June 30, 2004. Revenues for the three- and six-month periods ended June 30, 2003 were $1,010,000 (all of which occurred in the three-month period ended June 30, 2003), consisting primarily of proceeds from the sale of a patent (U.S. Patent No. 6,549,124), which related to antifungal topical compositions but which did not use our SEPA(R) platform technology.

Research and development expenses increased by $533,000, or 82%, to $1,185,000 in the three-month period ended June 30, 2004 from $652,000 in the three-month period ended June 30, 2003. The increase is primarily attributable to an increase in employee compensation of $104,000 associated with the addition of four new research and development employees in late 2003 as well as an increase of approximately $525,000 spent on clinical trials (which increase was partially offset by a decrease of approximately $130,000 in preclinical study costs) in the three month period ended June 30, 2004 compared with the same three-month period of 2003. For the six-month period ended June 30, 2004, research and development expenses increased $1,314,000, or 110%, to $2,506,000 from $1,192,000 in the prior year. The increase is primarily attributable to an increase in employee compensation of $175,000 associated with the addition of four new research and development employees in late 2003 as well as an increase of approximately $1,126,000 spent on clinical trials (which increase was partially offset by a decrease of approximately $130,000 in preclinical study costs) in the first six months of 2004 compared with the same six-month period of 2003. The level of research and development expenses is highly dependent on the timing and extent of new and ongoing research performed in our in-house laboratories as well as outside contract laboratories. Research and development spending over each of the next two quarters is expected to approximate the same level seen in the first two quarters of 2004 as a result of our ongoing clinical trials of EcoNail and Opterone, and the initiation of new studies with respect to these products.

Marketing, general and administrative expenses increased $380,000, or 41%, to $1,301,000 in the three months ended June 30, 2004 from $921,000 in the three-month period ended June 30, 2003. The increase is primarily attributable to an increase in employee compensation of $214,000 during the three month period ended June 30, 2004, including approximately $153,000 of retention payments to key employees described elsewhere in this Quarterly Report on Form 10-Q. The increase is also attributable to an increase in consulting fees relating to investor relations and business development of $84,000 during the three months ended June 30, 2004 (which increase was calculated by excluding the

$55,000 in consulting fees paid to Robert J. DeLuccia in his role as interim Chief Executive Officer during the three months ended June 30, 2003) compared with the same period of the prior year. The increase is further attributable to a reduction of approximately $125,000 to the carrying value of certain patent assets related to Topiglan during the three month period ended June 30, 2004. For the six-month period ended June 30, 2004, marketing, general and administrative expenses increased $654,000, or 42%, to $2,220,000 from $1,566,000 in the six-month period ended June 30, 2003. The increase is primarily attributable to an increase of $261,000 in employee compensation and an increase of $167,000 in consulting fees relating to investor relations and business development during the six months ended June 30, 2004 (which increase was calculated by excluding the $55,000 in consulting fees paid to Robert J. DeLuccia in his role as interim Chief Executive Officer during the six months ended June 30, 2003) compared with the same period of the prior year. The increase is further attributable to a reduction of approximately $125,000 to the carrying value of certain patent assets related to Topiglan during the six month period ended June 30, 2004. Marketing, general and administrative spending over each of the next two quarters is expected to approximate the same level as seen in the first two quarters of 2004.

Other income increased $16,000, or 100%, to $32,000 in the three-month period ended June 30, 2004 from $16,000 in the three-month period ended June 30, 2003. Other income increased $17,000, or 46%, to $54,000 in the six-month period ended June 30, 2004 from $37,000 in same period in the prior year. The increase for both periods is due to higher cash balances available for investment.

For the reasons described above, net loss increased $1,907,000, or 349%, to $2,454,000 in the three-month period ended June 30, 2004 from $547,000 in the three-month period ended June 30, 2003, and increased $2,955,000 or 172%, to $4,672,000 in the six-month period ended June 30, 2004 from $1,717,000 in the same period of the prior year.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Since inception, the primary source of funding for our operations has been the private and public sale of our securities, and, to a lesser extent, the licensing of our proprietary technology and products, research collaborations, feasibility studies, government grants and the limited sales of products and test materials. During the first six months of 2004, we received net proceeds of $444,000 from the exercise of warrants, and proceeds of $6,681,000 (net of issuance costs) as a result of the sale of common stock in a private placement financing transaction. During the first six months of 2003, we received net proceeds from the exercise of stock options of approximately $99,600 and no proceeds from the exercise of warrants or from the sale of common stock.

At June 30, 2004, working capital was approximately $9.0 million, compared to $6.3 million at December 31, 2003. The increase in our working capital reflects the receipt of private placement proceeds and net proceeds from the exercise of warrants, reduced by the use of funds in operations. On March 9, 2004, the Company sold 5,402,000 shares of its common stock for $7,292,700 in gross proceeds ($6,681,275 net of issuance costs) in a private placement to institutional investors. The investors also received warrants to purchase an aggregate of 1,080,400 shares of common stock at a purchase price of $2.09 per share expiring five years from the closing date. Until such time as we obtain agreements with third-party licensees or partners to provide funding for our anticipated business activities, or otherwise generate revenue from the commercialization of our products, our working capital will be utilized to fund our operating activities.

Pursuant to a plan approved by our Board of Directors in 1998, we are authorized to repurchase 1,000,000 shares of our common stock to be held as treasury shares for future use. During the six month period ended June 30, 2004, we did not repurchase any shares of Common Stock. At June 30, 2004, 92,103 repurchased shares remain available for future use and 679,587 shares remain available for repurchase under the plan.

Capital expenditures were approximately $14,000 and patent development costs were approximately $31,000 for the first six months of 2004. We anticipate additional capital and patent expenditures will be approximately $40,000 for the remainder of the fiscal year ending December 31, 2004.

On July 10, 2003, the Board of Directors approved retention payments for certain key employees, including certain executive officers, in order to enhance retention of those employees. Payments of approximately $80,000 were paid on January 8, 2004 and payments of approximately $153,000 were paid on July 2, 2004.

We believe that our existing cash and cash equivalents will be sufficient to meet our operating expenses and capital expenditure requirements for the next twelve months. Our cash requirements may vary materially from those now planned because of changes in focus and direction of our research and development programs, competitive and technical advances, patent developments or other developments. We will require additional financing to continue our long term plans for clinical trials and new product development and we are currently considering our options with respect to a financing.

Currently, we do not enter into financial instrument transactions for trading or speculative purposes. We do not intend to establish any special purpose entity and do not have any material off balance sheet financing transactions. It is not believed that inflation has or will have any significant effect on the results of our operations.

The following summarizes our contractual obligations at December 31, 2003, and the effect that such obligations are expected to have on future cash flows and liquidity:

                                                                                   Due In
                                                          --------------------------------------------------------
                                                             1 Year or                                 5 Years or
Obligations:                               Total Amount         Less       1-3 Years      3-5 Years        More


Lease Commitment (through February 2005)  $    543,700    $    465,300   $    78,400    $         0   $         0

Employment Agreements (per year)             1,008,600       1,008,600             0              0             0
                                          ------------    ------------   -----------    -----------   -----------


Total Contractual Cash Obligations        $  1,552,300    $  1,473,900   $    78,400    $         0   $         0
                                          ============    ============   ===========    ===========   ===========

Excluded from the above contractual obligation summary are clinical trial contracts which may approximate $1,200,000 in 2004. These contracts range in duration from six (6) weeks to five (5) months and may be terminated by the Company at its discretion.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
         ----------------------------------------------------------

CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

As of June 30, 2004, we are exposed to market risks which relate primarily to changes in U.S. interest rates. Our cash equivalents and short-term investments are subject to interest rate risk and will decline in value if interest rates increase. Due to the short duration of these financial instruments, generally one year or less, changes in interest rates would not have a material effect upon our financial position. A hypothetical 10% change in interest rates would not have a material effect on our Statement of Operations or Cash Flows for the six months ended June 30, 2004.

ITEM 4.  CONTROL AND PROCEDURES
         ----------------------

As of the end of the period covered by this report, we carried out a review, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in the SEC rules promulgated under the Securities Exchange Act of 1934, as amended), which are designed to ensure that information required to be disclosed in our Securities and Exchange Commission reports is properly and timely recorded, processed, summarized and reported. Based upon that review, our Chief Executive Officer and Chief Financial Officer concluded that these controls and procedures are operating in an effective manner as of June 30, 2004.

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II - OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The Company's Annual Meeting of Stockholders was held on June 23, 2004. At the meeting (i) all five director nominees were elected, (ii) the appointment of Deloitte & Touche LLP as the Company's independent auditors was ratified, (iii) amendments to the Company's 2001 Incentive Plan to increase the number of shares of Common Stock authorized for issuance under the Incentive Plan by 4,000,000, resulting in a total amount of 4,185,800 shares available for grant under the Incentive Plan as of the June 30, 2004, were approved and (iv) amendments to the Company's Certificate of Incorporation, as amended, to increase the number of authorized shares of capital stock from 60,000,000 shares of Common Stock and 6,000,000 shares of Preferred Stock to 100,000,000 shares of Common Stock and 6,000,000 shares of Preferred Stock were approved.

     (i) The following directors were elected for one year terms by the votes indicated:

           John L. Zabriskie, 33,563,516 for, 763,133 against or withheld; Peter G.Martin, 33,624,238 for, 702,411 against or withheld;
           Michael A. Davis, 33,560,270 for, 766,379 against or withheld; Robert J. DeLuccia, 33,642,063 for, 684,586 against or withheld; and Paul S. Echenberg, 33,613,563 for, 713,086 against or withheld

     (ii) The appointment of Deloitte & Touche LLP was ratified by a vote of 33,983,581 for, 226,349 against and 116,719 abstaining.

     (iii) Amendments to the Company's 2001 Incentive Plan to increase the number of shares of Common Stock authorized for issuance under the Incentive Plan by 4,000,000, resulting in a total amount of 4,185,800 shares available for grant under the Incentive Plan as of the June 30, 2004, were approved by vote of 7,781,799 for, 2,242,225 against and 142,308 abstaining.

     (iv) Amendments to the Company's Certificate of Incorporation, as amended, to increase the number of authorized shares of capital stock from 60,000,000 shares of Common Stock and 6,000,000 shares of Preferred Stock to 100,000,000 shares of Common Stock and 6,000,000 shares of Preferred Stock were approved by a vote of 32,368,702 for, 1,820,193 against and 137,754 abstaining.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)  The following is a list of exhibits to this Quarterly Report on Form 10-Q:

     3.1  Certificate of Incorporation of MacroChem Corporation, as amended.

     3.2 Amended and Restated By-Laws of the Company, incorporated by reference to Exhibit 5 to the Company's Current Report on Form 8-K dated August 13, 1999 (File No. 0-13634).

     10.1 Amendment to Employment Agreement between the Company and Robert J. DeLuccia.

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

(b) A report on Form 8-K was filed on April 15, 2004 disclosing a press release discussing preliminary results of a Phase 2 pharmacodynamic study of patients treated with Topiglan(R).

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                           MacroChem Corporation
                           (Registrant)



August 16, 2004            /s/  Robert J. DeLuccia
                           -----------------------------------------------------
                           Robert J. DeLuccia
                           President and Chief Executive Officer
                           (Principal Executive Officer)

                           /s/  Bernard R. Patriacca
                           -----------------------------------------------------
                           Bernard R. Patriacca
                           Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

                                  EXHIBIT INDEX


The following is a list of exhibits to this Quarterly Report on Form 10-Q:

         3.1 Certificate of Incorporation of MacroChem Corporation, as amended.

         3.2 Amended and Restated By-Laws of the Company, incorporated by reference to Exhibit 5 to the Company's Current Report on Form 8-K dated August 13, 1999 (File No. 0-13634).

         10.1 Amendment to Employment Agreement between the Company and Robert J. DeLuccia.

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