Form 10-Q
period 2004-09-30
MACROCHEM CORP
filed 2004-11-08
CIK 743884

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    Form 10-Q


(Mark One)
[X]                       QUARTERLY REPORT PURSUANT TO
                           SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF
                                      1934
                For the quarterly period ended September 30, 2004

                                       or

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

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes No X

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                                Outstanding at November 1, 2004:
----------------------------                   --------------------------------
Common Stock, $.01 par value                            38,826,683

                              MACROCHEM CORPORATION

                               INDEX TO FORM 10-Q
                               ------------------


                                                                   Page Number
                                                                   -----------
PART I    FINANCIAL INFORMATION

Item 1    Financial Statements

            Condensed Balance Sheets
            September 30, 2004 and December 31, 2003 (Unaudited)        3

            Condensed Statements of Operations for the
            Three and Nine Months Ended September 30, 2004
            and 2003 (Unaudited)                                        4

            Condensed Statements of Cash Flows for the
            Nine Months Ended September 30, 2004
            and 2003 (Unaudited)                                        5

            Notes to Unaudited Condensed Financial
            Statements                                                6-11

Item 2    Management's Discussion and Analysis of
          Financial Condition and Results of Operations               12-18

Item 3    Quantitative and Qualitative Disclosures About Market Risk   18

Item 4    Control and Procedures                                      18-19


PART II   OTHER INFORMATION

Item 6    Exhibits                                                     20

SIGNATURES                                                             21

EXHIBIT INDEX                                                          22

Item 1.  Financial Statements

                              MACROCHEM CORPORATION
                            CONDENSED BALANCE SHEETS
                                   (Unaudited)

                                                                           September 30,          December 31,
                                                                                2004                  2003
                                                                           --------------        -------------

                                     ASSETS
Current assets:
       Cash and cash equivalents                                           $    6,736,194        $   3,839,772
       Short-term investments                                                   1,180,397            3,169,523
       Prepaid expenses and other current assets                                  333,674              316,066
                                                                            -------------         ------------
           Total current assets                                                 8,250,265            7,325,361
                                                                            -------------         ------------

Property and equipment, net                                                       186,156              227,659
                                                                            -------------         ------------

Other assets:
       Patents, net                                                               510,880              667,435
       Deposit                                                                        ---               29,193
                                                                            -------------         ------------
           Total other assets                                                     510,880              696,628
                                                                            -------------         ------------

Total assets                                                               $    8,947,301        $   8,249,648
                                                                            =============         ============

                                   LIABILITIES
Current liabilities:
       Accounts payable                                                    $      385,767        $     358,097
       Accrued expenses                                                           531,301              621,868
                                                                            -------------         ------------
           Total current liabilities                                              917,068              979,965

Deferred rent                                                                      13,771               33,363
                                                                            -------------         ------------

Total liabilities                                                                 930,839            1,013,328
                                                                            -------------         ------------

Commitments and contingencies

                              STOCKHOLDERS' EQUITY
Preferred stock, authorized and unissued, 6,000,000 shares                            ---                  ---
Common stock, $.01 par value, 100,000,000 shares authorized;
       38,903,983 and 32,944,334
       shares issued at September 30, 2004
       and December 31, 2003, respectively                                        389,040              329,443
Additional paid-in capital                                                     82,970,771           75,778,945
Unearned compensation                                                                 ---               (2,451)
Accumulated deficit                                                           (75,133,578)         (68,549,996)
Less treasury stock, at cost, 77,300 and 116,302
       shares at September 30, 2004 and
       December 31, 2003, respectively                                           (209,771)            (319,621)
                                                                            -------------         ------------
           Total stockholders' equity                                           8,016,462            7,236,320
                                                                            -------------         ------------
Total liabilities and stockholders' equity                                 $    8,947,301        $   8,249,648
                                                                            =============         ============

The accompanying notes are an integral part of these unaudited condensed financial statements.

                              MACROCHEM CORPORATION
                       CONDENSED STATEMENTS OF OPERATIONS
         For the three and nine months ended September 30, 2004 and 2003
                                   (Unaudited)

                                          For the three months ended Sept. 30,  For the nine months ended Sept. 30,
                                          ------------------------------------  -----------------------------------
                                                    2004             2003             2004               2003
                                                    ----             ----             ----               ----


Revenues:
    Sale of patent                             $       ---     $        ---      $        ---       $  1,000,000
    Research contracts                                 ---              ---               ---             10,031
                                                ----------       ----------        ----------         ----------
       Total revenues                                  ---              ---               ---          1,010,031
                                                ----------       ----------        ----------         ----------

Operating expenses:
    Research and development                     1,003,510          687,142         3,509,769          1,878,329
    Marketing, general and administrative          934,438          935,845         3,153,167          2,501,832
    Consulting fees with related parties               ---              ---               ---              6,000
                                                ----------       ----------        ----------         ----------

       Total operating expenses                  1,937,948        1,622,987         6,662,936          4,386,161
                                                ----------       ----------        ----------         ----------

Loss from operations                           ( 1,937,948)     ( 1,622,987)      ( 6,662,936)       ( 3,376,130)
                                                ----------       ----------        ----------         ----------

Other income:
    Interest income                                26,464           13,539             79,354             50,054
    Total other income
                                                ----------       ----------        ----------         ----------
                                                    26,464           13,539            79,354             50,054
                                                ----------       ----------        ----------         ----------

Net loss                                      $( 1,911,484)    $( 1,609,448)     $( 6,583,582)      $( 3,326,076)
                                                ==========       ==========        ==========         ==========

Net loss per share -
    basic and diluted                         $(      0.05)    $(      0.05)     $(      0.18)      $(      0.12)
                                                ==========       ==========        ==========         ==========

Weighted average shares                         38,788,748       29,299,636        37,273,118         28,512,783
outstanding (basic and diluted)

The accompanying notes are an integral part of these unaudited condensed financial statements.

                              MACROCHEM CORPORATION
                       CONDENSED STATEMENTS OF CASH FLOWS
              For the nine months ended September 30, 2004 and 2003
                                   (Unaudited)

                                                                            For the nine months ended September 30,
                                                                            ---------------------------------------
                                                                                   2004                 2003
                                                                                   ----                 ----

Cash flows from operating activities:
       Net loss                                                               $(6,583,582)        $(3,326,076)
       Adjustments to reconcile net loss to net cash
         used in operating activities:
           Depreciation and amortization                                          150,390             142,841
           Stock-based compensation                                               190,552              57,147
           401(k) contribution made in Company common stock                        48,082              37,322
           Deferred rent                                                       (   19,592)         (    9,489)
           Reduction to capitalized patents                                       124,853                 ---
       Changes in assets and liabilities:
           Accounts receivable                                                        ---              29,508
           Receivable due from related party                                          ---              25,057
           Prepaid expenses and other current assets                           (   17,608)         (  192,486)
           Accounts payable and accrued expenses                               (   62,897)            160,666
Deposits                                                                           29,193                 ---
                                                                                ---------           ---------

Net cash used in operating activities                                          (6,140,609)         (3,075,510)
                                                                                ---------           ---------

Cash flows from investing activities:
       Purchases of short-term investments                                     (   10,873)         (   43,247)
       Sales of short-term investments                                          2,000,000           3,000,000
       Expenditures for patents                                                (   30,707)         (    3,462)
       Expenditures for property and equipment                                 (   46,479)         (   68,741)
                                                                                ---------           ---------
Net cash provided by investing activities                                       1,911,941           2,884,550
                                                                                ---------           ---------

Cash flows from financing activities:
       Proceeds from sale of common stock (net of offering costs)               6,681,274           2,971,505
       Proceeds from exercise of common stock options                                 ---              99,575
       Proceeds from exercise of warrants                                         443,816                 ---
                                                                                ---------           ---------
Net cash provided by financing activities                                       7,125,090           3,071,080
                                                                                ---------           ---------

Net change in cash and cash equivalents                                         2,896,422           2,880,120
Cash and cash equivalents at beginning of period                                3,839,772             771,046
                                                                                ---------           ---------

Cash and cash equivalents at end of period                                    $ 6,736,194         $ 3,651,166
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

         The Company has been engaged primarily in research and development since its inception in 1981 and has derived limited revenues from the commercial sale of its products, licensing of certain technology and feasibility studies. The Company has had no revenues relating to the sale of any products currently under development. The Company has incurred net losses every year since its inception and the Company anticipates that losses may continue for the foreseeable future. At September 30, 2004, the Company's accumulated deficit was approximately $75.1 million. The Company's ability to continue operations after its current capital resources are exhausted depends on its ability to obtain additional financing and achieve profitable operations, as to which no assurances can be given. However, the Company believes that its cash, cash equivalents and short-term investments of $7,916,591 at September 30, 2004, will be sufficient to fund operations under the Company's current plan into June 2005. To continue to operate, the Company will require significant additional funding. The Company is assessing opportunities to raise capital and expects to continue financing operations through sales of securities, strategic alliances and other financing vehicles, if any, that might become available to the Company on terms that it deems acceptable.

         The results disclosed in the Statement of Operations for the three and nine months ended September 30, 2004 are not necessarily indicative of the results to be expected for the full year.


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

         The Company intends to continue to use the intrinsic value method to account for stock-based compensation to employees and directors. The following table illustrates the effect on net loss and net loss per share assuming the Company had applied the fair value method to stock-based employee and director compensation:

                                                     Three Months Ended Sept. 30,      Nine Months Ended Sept. 30,
                                                     ----------------------------      ---------------------------
                                                         2004             2003             2004            2003
                                                         ----             ----             ----            ----

         Net loss as reported                       $(1,911,484)      $(1,609,448)    $(6,583,582)     $(3,326,076)

         Add: Stock-based employee compensation
          expense included in reported net loss             ---            18,892           7,325           56,676


         Deduct: Total stock-based employee
           compensation measured using the
           fair value method                         (  125,290)       (  308,266)     (  569,635)      (1,168,520)
                                                      ---------         ---------       ---------        ---------

         Pro forma net loss                         $(2,036,774)      $(1,898,822)    $(7,145,892)     $(4,437,920)
                                                      =========         =========       =========        =========

         Basic and diluted net loss per share -
           as reported                              $(     0.05)      $(     0.05)    $(     0.18)     $(     0.12)
                                                      =========         =========       =========        =========

         Basic and diluted net loss per share -
           pro forma                                $(     0.05)      $(     0.06)    $(     0.19)     $(    0. 16)
                                                      =========         =========       =========        =========

         The fair value of options on their grant date was measured using the Black-Scholes option pricing model. Key assumptions used to apply this pricing model are as follows:

                                             Three Months Ended Sept. 30,             Nine Months Ended Sept. 30,
                                             -----------------------------            ----------------------------
                                                 2004              2003                   2004             2003
                                                 ----              ----                   ----             ----

         Risk-free interest rate             3.05% - 4.14%     2.62% - 3.17%          3.05% - 4.14%    2.62% - 3.17%
         Expected life of option
            grants                              6 years           6 years                6 years          6 years
         Expected volatility of
            underlying stock                      97%               99%                    97%              99%
         Expected dividend payment
            rate, as a percentage of the
            stock price on the date of grant      ---               ---                  ---             ---

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

 (4)     BASIC AND DILUTED LOSS PER SHARE
         ================================

         The following table sets forth the computation of basic and diluted loss per share:

                                                Three Months Ended Sept. 30,         Nine Months Ended Sept. 30,
                                                ----------------------------         ---------------------------
                                                   2004              2003                2004             2003
                                                   ----              ----               ----             ----

         Numerator for basic and diluted
         loss per share:
           Net loss                            $( 1,911,484)     $( 1,609,448)      $( 6,583,582)     $( 3,326,076)
                                                 ==========        ==========         ==========        ==========

         Denominator for basic
         and diluted loss per share:
           Weighted average shares
           outstanding                           38,788,748        29,299,636         37,273,118        28,512,783
                                                 ==========        ==========         ==========        ==========

         Net loss per share - basic and
           diluted                             $(      0.05)     $(      0.05)      $(      0.18)     $(      0.12)
                                                 ==========        ==========         ==========        ==========

         Potential common shares are not included in the per share calculations for diluted EPS, because the effect of their inclusion would be anti-dilutive. Anti-dilutive potential shares not included in per share calculations for the nine months ended September 30, 2004 and 2003 were 6,553,611 and 5,076,671, respectively.

(5)      PATENTS
         -------

         On April 14, 2004, the Company announced that preliminary data from its Phase 2 pharmacodynamic study of Topiglan(R), a topical cream for erectile dysfunction, demonstrated that Topiglan did not meet the study's primary clinical endpoints. The Company has conducted a more complete review of the data and has no plans for further clinical studies of Topiglan at this time. Accordingly, the Company recorded a reduction of $124,853 to the carrying value of certain patent assets related to Topiglan in June 2004.

(6)      STOCKHOLDERS' EQUITY
         --------------------
         During the nine months ended September 30, 2004, 31,000 options were granted and no options were exercised or cancelled under the 2001 Incentive Plan (the "Plan").

         Under the 1994 Equity Incentive Plan (the "1994 Plan"), 353,000 options were granted and none were exercised during the nine-month period ended September 30, 2004. During the same period, 483,000 options were canceled or expired under the 1994 Plan.

         In October 2000, warrants to purchase common stock were issued in connection with a private placement to two institutional investors. The warrants issued consist of warrants to purchase an aggregate of 363,332 shares of common stock at a purchase price of $5.90 per share for five years. As a result of subsequent financing transactions, the exercise price of these warrants has been adjusted to $4.64 in accordance with the terms of the warrants. Through September 30, 2004, none of these warrants had been exercised. The placement agent for this transaction received a warrant to purchase 108,999 shares of common stock at a purchase price of $7.43 for five years. As a result of subsequent financing transactions, the exercise price of these warrants has been adjusted to $5.74 in accordance with the terms of the warrants. As of September 30, 2004, 50,000 of these warrants had been exercised. None were exercised in the nine months ended September 30, 2004.

         In July 2001, the Company sold 1,566,047 shares of its common stock for approximately $10,148,000 in gross proceeds ($9,406,291 net of issuance costs) in a private placement to institutional investors. The investors in the July 2001 common stock transaction received warrants to purchase an aggregate of 313,209 shares of common stock at a purchase price of $8.995 per share. As a result of subsequent financing transactions, the exercise price of these warrants has been adjusted to $6.94 in accordance with the terms of the warrants. These warrants expire five years from the closing date and are callable by the Company if the closing price of the stock is higher than $17.99 for 15 consecutive trading days at any time before expiration. As of September 30, 2004, none of these warrants had been exercised.

         In September 2003, the Company sold 4,553,680 shares of its common stock for approximately $3,246,000 in gross proceeds ($2,971,505 net of issuance costs) in a private placement to primarily institutional investors. The investors in the September 2003 common stock transaction received warrants to purchase an aggregate of 910,736 shares of common stock at a purchase price of $1.173 per share for a period of three years. As of September 30, 2004, 378,360 of these investor warrants had been exercised. The placement agent for this transaction received a warrant to purchase 150,000 shares of common stock at a purchase price of $1.173 for a period of three years. As of September 30, 2004, none of these placement agent warrants had been exercised.

         On March 9, 2004, the Company sold 5,402,000 shares of its common stock for $7,292,700 in gross proceeds ($6,681,274 net of issuance costs) in a private placement to institutional investors. The investors also received warrants to purchase an aggregate of 1,080,400 shares of common stock at a purchase price of $2.09 per share expiring five years from the closing date. As of September 30, 2004, none of these warrants had been exercised.

         On June 23, 2004, at the Company's Annual Meeting of Stockholders, the Company's stockholders approved amendments to the Company's 2001 Incentive Plan to increase the number of shares of Common Stock authorized for issuance under the Incentive Plan by 4,000,000, resulting in a total amount of 4,185,800 shares available for grant under the Incentive Plan as of the September 30, 2004. The Company's stockholders also approved a Certificate of Amendment to the Company's Certificate of Incorporation, as amended, to increase the number of authorized shares of capital stock from 60,000,000 shares of Common Stock and 6,000,000 shares of Preferred Stock to 100,000,000 shares of Common Stock and 6,000,000 shares of Preferred Stock. On August 6, 2004, the Company filed the Certificate of Amendment to its Certificate of Incorporation with the Secretary of State of the State of Delaware.

(7)      COMPREHENSIVE LOSS
         ------------------

         Comprehensive loss is equal to the Company's net loss for the three and nine months ended September 30, 2004 and 2003.

(8)      SUBSEQUENT EVENT
         ----------------

         On October 18, 2004, the Company received written notice from Nasdaq stating that for the previous 30 consecutive business days the bid price of the Company's common stock had closed below the minimum $1.00 per share requirement for continued inclusion in The Nasdaq SmallCap Market under Marketplace Rule 4310(c)(4). In accordance with Marketplace Rule 4310(c)(8), the Company was provided 180 calendar days, or until April 18, 2005, to regain compliance. In order to regain compliance, the company must demonstrate a closing bid price for its common stock of $1.00 per share or more for a minimum of 10 consecutive business days.

         The written notice further provided that if compliance with the $1.00 minimum bid price requirement cannot be demonstrated by the company by April 18, 2005, the Nasdaq Staff will grant the Company an additional 180 calendar days to regain compliance if, at that time, the Company meets The Nasdaq SmallCap Market initial listing requirements as set forth in Marketplace Rule 4310(c), except for the $1.00 minimum bid price requirement. The written notice provided that if the Company has not regained compliance with the $1.00 minimum bid price requirement during the second 180 day compliance period, but again satisfies The Nasdaq SmallCap Market initial listing requirements as set forth in Marketplace Rule 4310(c), except for the $1.00 minimum bid price requirement, the Company may be afforded an additional compliance period, up to its next shareholder meeting, provided that the Company commits: (1) to seek shareholder approval for a reverse stock split at or before its next shareholder meeting and (2) to promptly thereafter effect the reverse stock split. Such shareholder meeting must occur no later than October 18, 2006. If the Company fails to regain compliance with the $1.00 minimum bid price requirement and is not eligible for an additional compliance period, the Nasdaq Staff would notify the Company at that time that its securities would be delisted. The Company would have the right to appeal such delisting to the Nasdaq Listing Qualifications Panel.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL
-------

     We are a specialty pharmaceutical company that develops and seeks to commercialize topically delivered pharmaceutical products by employing SEPA (Soft Enhancement of Percutaneous Absorption), our patented topical drug delivery technology. SEPA enhances the efficiency and rate of diffusion of drugs into and through the skin. SEPA, when properly combined with active pharmaceutical ingredients, can provide for a variety of convenient and easy-to-apply formulations, including creams, gels, ointments, lacquers and solutions for the treatment of a variety of systemic and localized conditions. Currently, we are developing investigational new drugs for the endocrinology, urology, dermatology and podiatry specialties: Opterone(R), for the treatment of testosterone deficiency, and EcoNail(TM), for fungal infections of the nails. We believe that products incorporating SEPA may allow selected drugs to be administered more effectively and with improved patient compliance compared to alternative methods of drug administration, such as ingestion and injection.

     Since inception, we have been engaged primarily in research and development. We have not generated any meaningful revenues from operations and we have sustained significant operating losses. We anticipate that we will continue to incur significant losses for the foreseeable future. We cannot guarantee that we will be successful in commercializing our products, or that we will ever become profitable. As of September 30, 2004, we had an accumulated deficit of approximately $75.1 million. Our product candidates are in discovery or developmental stages and must undergo a rigorous regulatory approval process, which includes costly and extensive pre-clinical and clinical testing, to demonstrate safety and efficacy before we can market any resulting product. To date, neither the FDA nor any of its international equivalents has approved any of our product candidates for marketing.

     Our results of operations can vary significantly from year to year and quarter to quarter, and depend, among other factors, on:

        o  the progress of clinical trials we conduct;

        o  the degree of our research, marketing and administrative efforts;

        o  the development, when appropriate, of our own sales force;

        o  the signing of licenses and product development agreements;

        o  the timing of revenues recognized pursuant to license agreements; and

        o  the achievement of milestones by licensees.

     The timing of our revenues may not match the timing of our associated product development expenses. To date, our research and development expenses generally have exceeded our revenues in any particular period or fiscal year.

     We expect to continue to spend significant amounts on developing and seeking regulatory approval of Opterone and EcoNail. Ultimately, if we receive regulatory approval for Opterone and EcoNail, we will incur significant expenses in connection with their commercialization. In addition, we also plan to identify and develop, either internally or through collaborative arrangements, additional product candidates and technologies that complement our existing technologies and that fit within our growth strategy. If we identify potential product candidates, we will incur additional costs in connection with testing and seeking regulatory approval of those product candidates.

     RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses consist of:

        o  salaries and expenses for our research and development personnel;

        o payments to consultants, investigators, contract research organizations and manufacturers in connection with our pre-clinical and clinical trials;

        o  costs associated with conducting our clinical trials;

        o  costs of developing and obtaining regulatory approvals; and

        o  allocable costs, including occupancy and depreciation.

     Because a significant portion of our research and development expenses (including employee payroll and related benefits, laboratory supplies, travel, dues and subscriptions, temporary help costs, consulting costs and allocable costs such as occupancy and depreciation) benefit multiple projects or our drug delivery technologies in general, we do not track these expenses by project. For the three months ended September 30, 2004, we spent $1,003,510 on research and development, including $1,549, $298,779, and $174,574 in costs associated with clinical trials for Topiglan, Opterone and EcoNail, respectively, and $528,608 in costs not specifically tracked to a project. For the three months ended September 30, 2003, we spent $687,142 on research and development, including $150,388 and $40,718 in costs associated with clinical trials related to Topiglan and Opterone, respectively, and $496,036 in costs not specifically tracked to a project. EcoNail was not in clinical trials during the three month period ended September 30, 2003. For the nine months ended September 30, 2004, we spent $3,509,769 on research and development, including $387,892, $1,007,142, and $403,547 in costs associated with clinical trials for Topiglan, Opterone and EcoNail, respectively, and $1,711,188 in costs not specifically tracked to a project. For the nine months ended September 30, 2003, we spent $1,878,329 on research and development, including $257,922 and $40,718 in costs associated with clinical trials for Topiglan and Opterone, respectively, and $1,579,689 in costs not specifically tracked to a project. EcoNail was not in clinical trials during the first nine months of 2003.

     Each of our research and development programs is subject to risks and uncertainties, including the requirement to seek regulatory approval, that are outside of our control. Moreover, the product candidates identified in these research and development programs, which currently are in developmental stages, must overcome significant technological, manufacturing and marketing challenges before they can be successfully commercialized. As a result of these risks and uncertainties, we are unable to predict with any certainty the period in which material net cash inflows from these projects could be expected to commence or the completion date of these programs. In addition, these risks and uncertainties also prevent us from estimating with any certainty the specific timing and future costs of our clinical development programs, although historical trends at similarly situated companies indicate that research and development expenses tend to increase in later stages of clinical development. Our failure to obtain requisite governmental approvals timely or at all will delay or preclude us from licensing or marketing our products or limit the commercial use of our products, which could adversely affect our business, financial condition and results of operations.

     MARKETING, GENERAL AND ADMINISTRATIVE EXPENSES. Marketing, general and administrative expenses consist primarily of salaries and other related costs for personnel, marketing and promotion, professional fees and facilities costs. We anticipate that marketing, general and administrative expenses will increase over the next several years as we begin, when appropriate, to build our own sales force to market our product candidates following their regulatory approval.

CRITICAL ACCOUNTING POLICIES
----------------------------

     Our discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. Note 1 to our financial statements included within our Form 10-K for the year ended December 31, 2003 includes a summary of the significant accounting policies and methods we use in the preparation of our financial statements. The following is a brief discussion of the more significant accounting policies and methods that affect the judgments and estimates used in the preparation of our financial statements.

     RESEARCH AND DEVELOPMENT. Generally, we recognize research and development funding as revenue at the time the research and development activities are performed under the terms of the related agreements, when the counterparty is obligated to pay, and when no future performance obligation exists. We make estimates of the status of performance with respect to research and development contracts. In the past, we have found such estimates to be sufficiently accurate for revenue recognition purposes. We bill research and development revenue on a cost reimbursement basis, which includes direct costs we incur in connection with research activities and an allocation of certain other costs we incur.

     PATENT ASSETS. We defer costs and expenses incurred in connection with pending patent applications. We amortize costs related to successful patent applications over the estimated useful lives of the patents using the straight-line method. We charge accumulated patent costs and deferred patent application costs related to patents that are considered to have limited future value to operations. Estimates we use to determine the future value of deferred patent costs include analysis of potential market size, time and cost to complete clinical trials, anticipated interest in our products and potential value for licensing or partnering opportunities. We recognize revenues derived or expected to be derived from the sale, assignment, transfer, or licensing of patents or other intellectual property over various periods based upon the terms of the relevant agreement.

RESULTS OF OPERATIONS
---------------------

     We had no revenues for the three or nine-month periods ended September 30, 2004. There were no revenues for the three month period ended September 30, 2003. Revenues for the nine-month period ended September 30, 2003 were $1,010,031 (all of which we received in the three-month period ended June 30, 2003), consisting primarily of proceeds from the sale of a patent (U.S. Patent No. 6,459,124), which related to antifungal topical compositions but which did not use our SEPA platform technology.

     For the three-month period ended September 30, 2004, research and development expenses increased by $316,368, or 46%, to $1,003,510 from $687,142 in the three-month period ended September 30, 2003. The increase is primarily attributable to an increase in employee compensation of $37,219 associated with the addition of four new research and development employees in late 2003 as well as an increase of $253,146 spent on clinical trials in the three-month period ended September 30, 2004 compared with the same three-month period of 2003. For the nine-month period ended September 30, 2004, research and development expenses increased by $1,630,440, or 87%, to $3,509,769 from $1,879,329 in the nine-month period ended September 30, 2003. The increase is primarily attributable to an increase in employee compensation of $212,024 associated with the addition of four new research and development employees in late 2003 as well as an increase of $1,312,324 spent on clinical trials (which increase was partially offset by a decrease of approximately $130,000 in pre-clinical study costs) in the first nine months of 2004 compared with the same nine-month period of 2003. The level of research and development expenses is highly dependent on the timing and extent of new and ongoing research performed in our in-house laboratories as well as outside contract laboratories. Research and development spending over the next quarter is expected to approximate the same level seen in each of the first three quarters of 2004 as a result of our ongoing clinical trials of EcoNail and Opterone, and the initiation of new studies with respect to these products.

     Marketing, general and administrative expenses were essentially unchanged at $934,438 in the three months ended September 30, 2004 compared to $935,845 in the three-month period ended September 30, 2003. For the nine-month period ended September 30, 2004, marketing, general and administrative expenses increased by $651,335, or 26%, to $3,153,167 from $2,501,832 in the nine-month period ended
September 30, 2003. The increase is primarily attributable to an increase of $240,671 in employee compensation and an increase of $247,919 in consulting fees relating to investor relations and business development during the nine months ended September 30, 2004 (which increase was calculated by excluding $55,000 in consulting fees paid to Robert J. DeLuccia in his role as interim Chief Executive Officer during the six months ended June 30, 2003) compared with the same period of the prior year. The increase is further attributable to a reduction of $124,853 to the carrying value of certain patent assets related to Topiglan during the nine month period ended September 30, 2004. Marketing, general and administrative spending over the next quarter is expected to approximate the same level as seen in each of the first three quarters of 2004.

     Other income increased by $12,925, or 95%, to $26,464 in the three-month period ended September 30, 2004 from $13,539 in the three-month period ended September 30, 2003. Other income increased $29,300, or 59%, to $79,354 in the nine-month period ended September 30, 2004 from $50,054 in same period in the prior year. The increase for both periods is due to higher cash balances available for investment.

     For the reasons described above, net loss increased by $302,036, or 19%, to $1,911,484 in the three-month period ended September 30, 2004 from $1,609,448 in the three-month period ended September 30, 2003, and increased by $3,257,506, or 98%, to $6,583,582 in the nine-month period ended September 30, 2004 from $3,326,076 in the same period of the prior year.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     Since inception, our primary source of funding for our operations has been the private and public sale of our securities, and, to a lesser extent, the licensing of our proprietary technology and products, research collaborations, feasibility studies, government grants and the limited sales of products and test materials. During the first nine months of 2004, we received net proceeds of $443,816 from the exercise of warrants, and proceeds of $6,681,274 (net of issuance costs) as a result of the sale of common stock in a private placement financing transaction. During the first nine months of 2003, we received net proceeds from the exercise of stock options of $99,575 and no proceeds from the exercise of warrants or from the sale of common stock.

     At September 30, 2004, working capital was approximately $7.3 million, compared to $6.3 million at December 31, 2003. The increase in our working capital reflects the receipt of private placement proceeds and net proceeds from the exercise of warrants, reduced by the use of funds in operations. On March 9, 2004, the Company sold 5,402,000 shares of its common stock for $7,292,700 in gross proceeds ($6,681,274 net of issuance costs) in a private placement to institutional investors. The investors also received warrants to purchase an aggregate of 1,080,400 shares of common stock at a purchase price of $2.09 per share expiring five years from the closing date. Until such time as we obtain agreements with third-party licensees or partners to provide funding for our anticipated business activities, or otherwise generate revenue from the commercialization of our products, our working capital will be utilized to fund our operating activities.

     Pursuant to a plan approved by our Board of Directors in 1998, we are authorized to repurchase 1,000,000 shares of our common stock to be held as treasury shares for future use. During the nine month period ended September 30, 2004, we did not repurchase any shares of common stock. At September 30, 2004, 77,300 repurchased shares remain available for future use and 679,587 shares remain available for repurchase under the plan.

     Capital expenditures were $46,479 and patent development costs were $30,707 for the first nine months of 2004. We anticipate additional capital and patent expenditures will be approximately $90,000 for the remainder of the fiscal year ending December 31, 2004.

     On July 10, 2003, the Board of Directors approved retention payments for certain key employees, including certain executive officers, in order to enhance retention of those employees. Payments of approximately $80,000 were paid on January 8, 2004 and payments of approximately $153,000 were paid on July 2, 2004.

     As of September 30, 2004, we had $7,916,591 in cash, cash equivalents and short-term investments. We believe that our existing cash, cash equivalents and short-term investments will be sufficient to meet our current operating plan and capital expenditure requirements into June 2005. Our cash requirements may vary materially from those now planned because of changes in the focus and direction of our research and development programs, competitive and technical advances, patent developments or other developments. We will require additional financing to continue operations after our current capital resources are exhausted and to continue our long-term plans for clinical trials and new product development. We are assessing opportunities to raise capital and expect to continue financing our operations through sales of securities, strategic alliances or other financing vehicles, if any, that might become available to us on terms that we deem acceptable.

     We do not enter into financial instrument transactions for trading or speculative purposes. We do not intend to establish any special purpose entity and do not have any material off balance sheet financing transactions. We do not believe that inflation has or will have any significant effect on the results of our operations.

     The following summarizes our contractual obligations at December 31, 2003, and the effect that such obligations are expected to have on future cash flows and liquidity:

                                                                                  Due In
                                                          -------------------------------------------------------
Obligations:                                Total Amount     1 Year or      1-3 Years    3-5 Years    5 Years or
                                                               Less                                      More

Lease Commitment (through February 2005)    $  543,700      $  465,300       $78,400      $    0        $    0

Employment Agreements (per year)             1,008,600       1,008,600             0           0             0
                                             ---------       ---------        ------       -----         -----


Total Contractual Cash Obligations          $1,552,300      $1,473,900       $78,400      $    0        $    0
                                             =========       =========        ======       =====         =====

Excluded from the above contractual obligation summary are clinical trial contracts which may approximate $1,200,000 in 2004. These contracts range in duration from six (6) weeks to five (5) months and we may terminate them at our discretion. Also excluded from the above contractual obligation summary is the six month extension of our existing lease for office and laboratory space, through August 31, 2005, in the total amount of $235,228 ($39,205 per month for six months).

     On October 18, 2004, the Company received written notice from Nasdaq stating that for the previous 30 consecutive business days the bid price of the Company's common stock had closed below the minimum $1.00 per share requirement for continued inclusion in The Nasdaq SmallCap Market under Marketplace Rule 4310(c)(4). In accordance with Marketplace Rule 4310(c)(8), the Company was provided 180 calendar days, or until April 18, 2005, to regain compliance. In order to regain compliance, the company must demonstrate a closing bid price for its common stock of $1.00 per share or more for a minimum of 10 consecutive business days.

     The written notice further provided that if compliance with the $1.00 minimum bid price requirement cannot be demonstrated by the company by April 18, 2005, the Nasdaq Staff will grant the Company an additional 180 calendar days to regain compliance if, at that time, the Company meets The Nasdaq SmallCap Market initial listing requirements as set forth in Marketplace Rule 4310(c), except for the $1.00 minimum bid price requirement. The written notice provided that if the Company has not regained compliance with the $1.00 minimum bid price requirement during the second 180 day compliance period, but again satisfies The Nasdaq SmallCap Market initial listing requirements as set forth in Marketplace Rule 4310(c), except for the $1.00 minimum bid price requirement, the Company may be afforded an additional compliance period, up to its next shareholder meeting, provided that the Company commits: (1) to seek shareholder approval for a reverse stock split at or before its next shareholder meeting and (2) to promptly thereafter effect the reverse stock split. Such shareholder meeting must occur no later than October 18, 2006. If the Company fails to regain compliance with the $1.00 minimum bid price requirement and is not eligible for an additional compliance period, the Nasdaq Staff would notify the Company at that time that its securities would be delisted. The Company would have the right to appeal such delisting to the Nasdaq Listing Qualifications Panel. A delisting of the Company's common stock from the The Nasdaq SmallCap Market could reduce the liquidity of an investment in the Company's common stock and affect the Company's ability to raise additional funds in the future.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS
-------------------------------------------------

     As of September 30, 2004, we are exposed to market risks which relate primarily to changes in U.S. interest rates. Our cash equivalents and short-term investments are subject to interest rate risk and will decline in value if interest rates increase. Due to the short duration of these financial instruments, generally one year or less, changes in interest rates would not have a material effect upon our financial position. A hypothetical 10% change in interest rates would not have a material effect on our Statement of Operations or Cash Flows for the nine months ended September 30, 2004.

ITEM 4.  CONTROL AND PROCEDURES

     As of the end of the period covered by this report, we carried out a review, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in the SEC rules promulgated under the Securities Exchange Act of 1934, as amended), which are designed to ensure that information required to be disclosed in our Securities and Exchange Commission reports is properly and timely recorded, processed, summarized and reported. Based upon that review, our Chief Executive Officer and Chief Financial Officer concluded that these controls and procedures are operating in an effective manner as of September 30, 2004.

     There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. OUR ACTUAL RESULTS MAY DIFFER SIGNIFICANTLY FROM THE RESULTS DISCUSSED IN THE FORWARD-LOOKING STATEMENTS IN THIS REPORT AND IN FORWARD-LOOKING STATEMENTS MADE FROM TIME TO TIME BY US ON THE BASIS OF MANAGEMENT'S THEN-CURRENT EXPECTATIONS. FACTORS THAT MIGHT CAUSE SUCH A

DIFFERENCE INCLUDE, BUT ARE NOT LIMITED TO THE FOLLOWING: OUR HISTORY OF OPERATING LOSSES AND NEED FOR CONTINUED WORKING CAPITAL; OUR NEED FOR SIGNIFICANT ADDITIONAL PRODUCT DEVELOPMENT EFFORTS AND ADDITIONAL FINANCING; TECHNOLOGICAL UNCERTAINTY RELATING TO TRANSDERMAL DRUG DELIVERY SYSTEMS; THE EARLY STAGE OF DEVELOPMENT OF OUR PROPOSED PRODUCTS; THE LACK OF SUCCESS OF OUR PRIOR DEVELOPMENT EFFORTS; UNCERTAINTIES RELATED TO CLINICAL TRIALS OF OUR PROPOSED PRODUCTS; UNCERTAINTIES RELATING TO GOVERNMENT REGULATION AND REGULATORY APPROVALS; OUR DEPENDENCE ON THIRD PARTIES FOR THE FDA APPLICATION PROCESS; UNCERTAINTIES REGARDING MARKET ACCEPTANCE OF OUR PRODUCT CANDIDATES; NO ASSURANCE OF OUR ENTERING INTO LICENSE ARRANGEMENTS; OUR ABILITY TO IDENTIFY AND OBTAIN RIGHTS TO PRODUCTS OR TECHNOLOGIES IN ORDER TO BUILD OUR PORTFOLIO OF PRODUCT CANDIDATES; OUR DEPENDENCE ON THIRD PARTIES FOR MARKETING AND DISTRIBUTION; OUR RELIANCE ON KEY EMPLOYEES; OUR LIMITED PERSONNEL AND OUR DEPENDENCE ON CONTINUED ACCESS TO SCIENTIFIC TALENT; UNCERTAINTIES RELATING TO COMPETITION, PATENTS AND PROPRIETARY TECHNOLOGY; OUR DEPENDENCE ON THIRD PARTIES FOR MANUFACTURING; UNCERTAINTIES RELATING TO RISKS OF PRODUCT LIABILITY CLAIMS, LACK OF PRODUCT LIABILITY INSURANCE, AND EXPENSE AND DIFFICULTY OF OBTAINING ADEQUATE INSURANCE COVERAGE; THE COMPANY'S RELIANCE ON THIRD PARTY SUPPLIERS; THE HIGHLY COMPETITIVE NATURE OF THE COMPANY'S INDUSTRY; UNCERTAINTY OF PHARMACEUTICAL PRICING AND RELATED MATTERS; THE VOLATILITY OF OUR STOCK PRICE; OUR ABILITY TO COMPLY WITH THE MINIMUM LISTING QUALIFICATIONS OF THE NASDAQ SMALLCAP MARKET; AND OTHER FACTORS. ADDITIONAL INFORMATION ON THESE AND OTHER FACTORS WHICH COULD AFFECT THE COMPANY'S ACTUAL RESULTS AND EXPERIENCE ARE INCLUDED IN THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2003 AND, IN PARTICULAR, THE SECTION ENTITLED "RISK FACTORS".

PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS.

The following is a list of exhibits to this Quarterly Report on Form 10-Q:

         3.1 Certificate of Incorporation as amended, incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 (File No. 0-13634).

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


                           MacroChem Corporation
                           (Registrant)



November 8, 2004         /s/  Robert J. DeLuccia
                           ----------------------------------------------------
                           Robert J. DeLuccia
                           President and Chief Executive Officer
                           (Principal Executive Officer)

                           /s/  Bernard R. Patriacca
                           ----------------------------------------------------
                           Bernard R. Patriacca
                           Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

                                 EXHIBIT INDEX


The following is a list of exhibits to this Quarterly Report on Form 10-Q:

         3.1 Certificate of Incorporation as amended, incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 (File No. 0-13634).

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