Form 10-K
period 2004-12-31
MACROCHEM CORP
filed 2005-03-31
CIK 743884

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)
[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                   For the Fiscal Year Ended December 31, 2004

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

                                 (781) 862-4003
                                 --------------
                               (Telephone number)

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:

Title of Class                         Name of Each Exchange on Which Registered
---------------------------------      -----------------------------------------
Common Stock, $.01 par value                     The Nasdaq SmallCap Market
Series B Preferred Stock Purchase                The Nasdaq SmallCap Market
Rights, $.01 par value

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days. Yes  X    No
                                             -----     -----

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

     Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Act). Yes       No  X
                                       -----    -----

     As of June 30, 2004 the aggregate market value of common stock held by non-affiliates of the registrant approximated $55,849,176 based upon the closing price of the common stock as reported on the Nasdaq SmallCap Market as of the close of business on that date. Shares of common stock held by each executive officer and director and by each entity that owns 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     AS OF MARCH 17, 2005, 38,841,723 SHARES OF COMMON STOCK, $.01 PAR VALUE, WERE OUTSTANDING.

     Portions of the following documents are incorporated into the Parts of this Report on Form 10-K indicated below:
None.

PART I

ITEM 1.     BUSINESS.

     NOTE REGARDING FORWARD LOOKING STATEMENTS: THIS ANNUAL REPORT ON FORM 10-K CONTAINS "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED (THE "SECURITIES ACT"), AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED (THE "EXCHANGE ACT"). THESE STATEMENTS MAY BE IDENTIFIED BY THE USE OF FORWARD-LOOKING WORDS OR PHRASES SUCH AS "ANTICIPATE," "BELIEVE," "COULD," "EXPECT," "INTEND," "LOOK FORWARD," "MAY," "PLANNED," "POTENTIAL," "SHOULD," "WILL," AND "WOULD." THESE FORWARD-LOOKING STATEMENTS REFLECT OUR CURRENT EXPECTATIONS AND ARE BASED ON CURRENTLY AVAILABLE DATA. THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 PROVIDES A "SAFE HARBOR" FOR SUCH FORWARD-LOOKING STATEMENTS. FORWARD LOOKING STATEMENTS INVOLVE RISKS AND UNCERTAINTIES AND OUR ACTUAL RESULTS MAY DIFFER SIGNIFICANTLY FROM THE RESULTS DISCUSSED IN THE FORWARD-LOOKING STATEMENTS. FACTORS THAT MIGHT CAUSE SUCH A DIFFERENCE INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED OR REFERRED TO IN THE SECTION ENTITLED "RISK FACTORS". READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS, WHICH SPEAK ONLY AS OF THE DATE HEREOF. WE UNDERTAKE NO OBLIGATION TO UPDATE PUBLICLY ANY FORWARD-LOOKING STATEMENTS, WHETHER AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE. ALL SUBSEQUENT WRITTEN AND ORAL FORWARD-LOOKING STATEMENTS ATTRIBUTABLE TO THE COMPANY OR PERSONS ACTING ON ITS BEHALF ARE EXPRESSLY QUALIFIED IN THEIR ENTIRETY BY THESE CAUTIONARY STATEMENTS. READERS ARE ALSO URGED TO CAREFULLY REVIEW AND CONSIDER THE VARIOUS DISCLOSURES MADE BY THE COMPANY, IN THIS DOCUMENT, AS WELL AS THE COMPANY'S PERIODIC REPORTS ON FORMS 10-K, 10-Q AND 8-K FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ("SEC").

     MacroChem's Internet address is www.macrochem.com, and the Company maintains a website at that address. MacroChem makes available, on or through its Internet website, without charge, its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports as soon as reasonably practicable after filing them electronically with the SEC.

     The business of MacroChem Corporation is further described in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operation", which should be read in conjunction with the accompanying financial statements and related footnotes.

     In this Annual Report on Form 10-K, we use the terms "MacroChem", the "Company", "we", "us" and "our" to refer to MacroChem Corporation. We were organized and commenced operations as a Massachusetts corporation in 1981 and we were reincorporated as a Delaware corporation on May 26, 1992. Our principal executive offices are located at 110 Hartwell Avenue, Lexington, Massachusetts 02421-3134 and our phone number is (781) 862-4003.

OVERVIEW

     We are a specialty pharmaceutical company that develops and seeks to commercialize topically delivered pharmaceutical products by employing SEPA, our patented topical drug delivery technology (SEPA is an acronym for "Soft Enhancement of Percutaneous Absorption," where "soft" refers to the reversibility of the skin effect, and "percutaneous" means "through the skin"). SEPA enhances the efficiency and rate of diffusion of drugs into and through the skin. SEPA, when properly combined with active pharmaceutical ingredients, can provide for a variety of convenient and easy-to-apply formulations, including creams, gels, ointments, lacquers and solutions for the treatment of a wide range of systemic and localized conditions. We believe that products incorporating SEPA may allow selected drugs to be administered more effectively and with improved patient compliance compared to alternative methods of drug administration, such as ingestion and injection.

     Our funds on hand at December 31, 2004 are not sufficient to fund our operations through fiscal 2005 and, accordingly, the audit report of Deloitte & Touche LLP, our independent registered public accounting firm, on our 2004 financial statements includes an explanatory paragraph regarding our ability to continue as a going concern. The inclusion of this explanatory paragraph may materially and adversely affect our ability to raise new capital. We are currently in the process of trying to secure additional capital. We cannot assure you that sufficient funds will be available to us, if they are available at all, to enable us to continue to operate. As well, we will need to obtain stockholder approval for any issuance of additional equity securities at a price less than the greater of book or market value that would comprise more than 20 percent of the Company's total shares of common stock outstanding at such time. The Company cannot assure you that it will be successful in obtaining any required stockholder approval.

     We are focused on developing a portfolio of SEPA-based formulations to be prescribed by physicians specializing in urology, endocrinology, dermatology and podiatry. We have two SEPA-based product candidates in clinical development:

        o OPTERONE: Opterone is a SEPA-based testosterone cream designed to treat male hypogonadism. SEPA makes the outer layer of the skin more permeable, enhancing the topical delivery of testosterone into the body. Male hypogonadism is a condition in which men have levels of circulating testosterone below the normal range and may exhibit one or more associated symptoms, including low energy levels, decreased sexual performance, loss of sex drive, increased body fat or loss of muscle mass. In August 2004, we announced the completion of a pharmacokinetics study of Opterone in hypogonadal males. In December 2004, we announced the commencement of a bioavailability study of Opterone, and we expect to have and release top-line results from the bioavailability study in the second quarter of 2005. We have a composition of matter and use patent covering Opterone that will expire in 2017.

        o ECONAIL: EcoNail is a SEPA-based econazole lacquer for the treatment of onychomycosis, a condition commonly known as nail fungus. Econazole, a commercially available topical antifungal agent most commonly used to treat fungal skin infections, inhibits in vitro growth of the fungi most commonly implicated in onychomycosis. When used in EcoNail, SEPA works by allowing more rapid and complete release of econazole from the lacquer into and through the nail plate. In a pre-clinical study using human cadaver nails, EcoNail delivered through the nail more than 14,000 times the minimum concentration of econazole needed to inhibit the fungi most commonly associated with onychomycosis. In November 2004, we announced six week safety and tolerance data from a randomized, double blind controlled Phase 1 tolerance/human exposure trial of EcoNail in eighteen patients with onychomycosis of the toenails. In the six week safety-tolerability segment, EcoNail was very well tolerated, and investigators reported no serious drug-related adverse events. Serum assays showed no detectable levels of econazole, further supporting EcoNail's systemic safety profile. The six week safety-tolerability segment was followed by an open-label segment of the trial in which all patients received EcoNail applied daily to all nails for an additional 12 weeks to extend patient exposure experience. We have a composition of matter and use patent covering EcoNail that will expire in 2019.

     We also are developing and testing SEPA-based formulations to deliver other active pharmaceutical ingredients. In addition, we are developing second-generation absorption enhancers that have a different drug delivery profile than SEPA, which we believe could be used with a wider range of active pharmaceutical ingredients. Although we are focusing these development efforts on our current specialty markets, we may also pursue other attractive markets.

     In addition to our SEPA technology, we are also testing applications for MacroDerm, our patented drug delivery technology encompassing a family of low to moderate molecular weight polymers that impede dermal drug penetration. We believe that these polymers can be applied for use with cosmetics, pharmaceuticals and consumer products like insect repellants and sunscreens to decrease skin penetration and/or improve persistence on the skin.

TOPICAL DRUG DELIVERY

     To be effective, drugs must reach an intended site in the body, at an effective concentration, and for an appropriate length of time. Currently, the vast majority of drugs are administered either orally or by injection. However, there are numerous drugs for which these modes of administration are not well-suited. For example, oral administration of certain drugs may result in irritation of the gastro-intestinal tract or undesirable rapid first pass metabolism. First pass metabolism, which refers to the chemical breakdown of compounds in the liver and gastro-intestinal tract, can result in a significant reduction in the amount of drug reaching its intended site of activity in the body. In some cases, liver damage may occur due to the toxicities associated with the breakdown of a particular drug. In the case of injectable drugs, administration may be painful and in many cases requires frequent and costly office visits to treat chronic conditions.

     An alternative method of administering drugs is topical delivery. Topical delivery works by either introducing drugs into the skin (dermal delivery) for the treatment of dermatologic or localized conditions and diseases, or through the skin (transdermal delivery) and into the bloodstream for the treatment of systemic conditions and diseases. Topical drug delivery has several advantages. First, it helps to avoid inactivation of a drug caused by first pass metabolism in the liver and gastro-intestinal tract. Second, topical drug delivery can provide local delivery of appropriate concentrations of a drug to the intended site of action without systemic exposure. Third, topical drug delivery helps avoid gastro-intestinal distress caused by ingesting a drug. Fourth, topical drug delivery simplifies drug administration to patients who have difficulty swallowing oral dosage forms or who do not wish to endure the discomfort of injections.

     Delivering drug molecules through the skin is challenging. The skin naturally serves as the primary barrier that prevents outside organisms, chemicals and toxins from easily entering the body. Human skin is made up of two layers: the outer layer or epidermis (which includes the stratum corneum) and the inner layer or dermis.

     The stratum corneum, consisting of flattened and hardened non-living corneocytes held together by a lipid matrix, acts as the main barrier to drug delivery. Delivery of a drug through the stratum corneum depends both on the type of topical drug delivery technology used and on the drug's physical and chemical characteristics including molecular size and shape, its solubility in lipids and water and its melting point.

     Physical methods of topical delivery that are in development or are approved for commercial use include electrical current, ultrasound, lasers, microneedle arrays, and high voltage pulses. All of these physical methods involve puncturing the stratum corneum, and can deliver only very small volumes of a drug without causing pain and discomfort.

     An alternative to physically puncturing the stratum corneum is the use of chemicals to increase its permeability, allowing for enhanced penetration of pharmaceuticals into the skin or through the skin and into the body. Strong organic solvents are one type of chemical penetration enhancer, which work by dissolving and extracting lipids from the stratum corneum, leaving gaps in the lipid matrix through which drug molecules can then pass. One of the main side effects of applying strong organic solvents to human skin, however, is a relatively high level of skin irritation in the area of application. Newer types of chemical penetration enhancers are generally less irritating as they work by temporarily altering the bilayer structure of lipids in the stratum corneum to allow drug molecules to diffuse through the stratum corneum.

SEPA DRUG DELIVERY TECHNOLOGY

     SEPA is a family of patented compounds that can enhance the transport, penetration and controlled delivery of a wide range of drugs through the skin. We have chosen SEPA 0009, a member of the SEPA family, for clinical development. SEPA enhances transdermal drug delivery by temporarily and reversibly disrupting the alignment of the lipid bilayer within the lipid matrix in the stratum corneum. This disruption renders the skin temporarily permeable, allowing a drug to diffuse through the stratum corneum in the epidermis, and then into and through the dermis, where it can enter the bloodstream through the capillaries.

     SEPA possesses the following attributes:

        o REVERSIBLE: The alignment of the lipid bilayer within the lipid matrix in the stratum corneum reverts back to normal after SEPA has diffused through it without causing permanent changes to the skin.

        o RAPIDLY METABOLIZED: The human body rapidly metabolizes SEPA into ethylene glycol and decanoic acid, two metabolites well understood by regulatory agencies.

        o CHEMICALLY NON-REACTIVE: SEPA does not react chemically with most other organic molecules and, as a result, is compatible with a wide range of active pharmaceutical ingredients.

        o VERSATILE: The rate and amount of drug absorbed in a SEPA-based formulation can be controlled by varying the components in the formulation. SEPA can also be used in a wide variety of formulations, including creams, lacquers, gels, sticks, patches and ointments.

     We believe that SEPA is a well characterized compound. SEPA has been tested in 48 clinical trials involving more than 4,000 human participants, either alone or in combination with one of five different pharmaceuticals. Clinical studies have included Phase 1 trials to assess safety and tolerance and Phase 2 trials to evaluate the efficacy of SEPA in combination with a specific drug. In addition to conducting clinical trials to assess patient tolerance to SEPA, we performed standard tests to quantify allergic response to multiple exposures and primary irritation in human volunteers. We have also completed a wide array of pre-clinical safety studies, non-clinical pharmacology studies, genotoxicity studies, and carcinogenicity studies with SEPA. These data, together with chemical, manufacturing, and control information, have been assembled into a Drug Master File, or DMF, on SEPA and filed with the FDA. The complete DMF, together with any updates, will be reviewed by the FDA in connection with any application for marketing approval of a SEPA-based topical medication. We believe the availability of a DMF may streamline the review process for SEPA-based product submissions.

OPTERONE FOR HYPOGONADISM

     Hypogonadism is a condition in which the testes produce insufficient amounts of testosterone, a hormone responsible for normal growth and development of the male sex organs and for maintenance of secondary male sex characteristics. Hypogonadism is generally characterized by serum testosterone levels of less than 300 nanograms per deciliter together with one or more of the following signs or symptoms:

        o   low energy levels;
        o   decreased sexual performance;
        o   loss of sex drive;
        o   increased body fat;
        o   loss of muscle mass;
        o   reduced bone density; and
        o   mild depression.

     According to the Endocrine Society, this disorder affects an estimated four to five million men in the United States, approximately 200,000 of whom receive hormone replacement therapy. According to a 2001 article published in The Journal of Clinical Endocrinology & Metabolism, the incidence of hypogonadal testosterone levels in U.S. males increases from approximately 20% in men over the age of 60 to approximately 50% in men over the age of 80.

     Diagnosis of testosterone-deficiency often occurs when a patient seeks treatment for erectile dysfunction. Routine testing of testosterone levels has become a more common part of men's health evaluations by specialists, although testosterone testing is still relatively new among the majority of primary care physicians. Restoring testosterone to normal levels through testosterone replacement therapy can help to relieve associated symptoms. Because testosterone deficiency is typically a chronic condition, testosterone replacement therapy generally involves long-term treatment.

     CURRENT TREATMENTS AND THEIR SHORTCOMINGS
     -----------------------------------------

     Currently available treatment options for hypogonadism in the U.S. include testosterone delivered via intramuscular injections, transdermal patches, buccal tablets that are placed between the cheek and gum and topical gels. Each of these treatments, however, has certain disadvantages. Intramuscular injections are often painful, require a medical office visit, and cause rapid increases in circulating testosterone to supraphysiological levels within days of administration, followed by rapid decreases. Patients often report severe acne, unwanted hair growth, and increased aggression shortly after a testosterone injection. Testosterone patches may be inconvenient to apply, can cause severe skin irritation and require frequent rotation of the application site to avoid skin lesions. The resulting discomfort can potentially reduce patient compliance with the treatment. Buccal tablets, which must be applied twice daily between the cheek and gum, can become displaced or swallowed and can cause taste perversion and gum irritation. Topical gels, while more convenient to use than other treatments, can require application of a large volume of product to the patient's body, often drip during application or run when applied to the skin and can produce an oily feel on the skin.

     THE OPTERONE APPROACH
     ---------------------

     Opterone is our cream formulation of 1% testosterone and SEPA. Opterone is the first, and we believe the only, testosterone cream in clinical development. In both laboratory and clinical settings, we demonstrated that SEPA enhances the absorption of testosterone through the skin. In vitro studies using human cadaver skin showed that our enhanced cream formulation delivered two to three times more testosterone transdermally over a 24-hour period when compared to equivalent doses of the currently marketed gel products. These in vitro studies also suggested that our enhanced cream formulation may deliver comparable amounts of testosterone in smaller dose volumes than currently marketed gel products. In addition, we believe that the creamy texture and consistency, the non-oily feel and the other physical attributes of Opterone cream will provide a more cosmetically pleasing application than available gel treatments.

     CLINICAL DEVELOPMENT
     --------------------

     Initially, we formulated Opterone as a gel. In 2001, we studied this gel formulation in a three-site, three-way crossover pharmacokinetics trial. In that study, 15 men with total average serum testosterone levels of less than 250 ng/dL were dosed with 5 grams of the then-marketed gel, or 1.25 or 2.5 grams of our SEPA-based gel formulation. Each patient was dosed with one formulation daily for three days, followed by a four-day "washout" period during which the patient received no treatment. Each patient then crossed over to one of the other formulations for a second three-day period. In that study, 2.5 grams of our SEPA-based gel formulation and 5 grams of the then-marketed gel resulted in essentially the same total systemic exposure to testosterone over a 24-hour period, as measured by the area under the concentration versus time curve. The study also revealed that our SEPA-based gel formulation delivered most of the testosterone into the bloodstream within the first 12 hours of administration.

     In an effort to achieve a more controlled delivery of testosterone, we re-formulated Opterone as a cream. In laboratory studies, the new cream formulation provided a similar level of testosterone delivery, but with a more sustained delivery profile.

     Following our laboratory studies, we conducted a pharmacokinetics study of Opterone, the top-line results of which were released in August of 2004. The trial was designed to study the pharmacokinetics of testosterone following administration of Opterone to hypogonadal adult males. Thirty-two patients were randomized to receive one of three dose volumes of Opterone, with all patients completing the assigned dosing regimen. In this study, Opterone delivered testosterone into the bloodstream within the first few hours of application and also provided a more sustained delivery of testosterone over 24 hours compared to our prior gel formulation. We also observed that Opterone was generally well tolerated with no patients dropping out of the study due to adverse events. Local application site symptoms, when observed, were mild to moderate and transient. Furthermore, the amount of testosterone delivered was not linearly correlated to dose volume, which depends on many factors, including the solubility of the formulation in water, the skin and surface area of the application site, the subcutaneous fat content of the patients, and the metabolic enzyme activities in the patients. The results of this dose proportionality study guided the design of a bioavailability study, the next step in the clinical development plan.

     In December 2004 we announced the commencement of a bioavailability study of Opterone. We expect to have and release top-line results from that study in the second quarter of 2005.

ECONAIL FOR ONYCHOMYCOSIS

     Onychomycosis, a fungal infection of the nail, is predominantly an infection of the toe nail bed and nail plate underlying the surface of a nail. Typical symptoms of onychomycosis can include:

        o   nail discoloration;
        o   nail thickening;
        o   cracking and fissuring of the nail plate; and
        o in severe cases, inflammation, pain and secondary infection of the nail bed and adjacent skin.

     According to Fitzpatrick's Dermatology in General Medicine (Sixth Edition), onychomycosis is a common disease, the prevalence of which varies by geographic region and ranges from approximately 2% to 18% of the worldwide population, with up to 48% of the population experiencing onychomycosis at least once by age 70. According to an article published in 2000 in the Journal of the American Academy of Dermatology, a large scale study found that the prevalence of onychomycosis in the normal population of North America was approximately 14%.

     CURRENT TREATMENTS AND THEIR SHORTCOMINGS
     -----------------------------------------

     Current treatment options for onychomycosis include oral drugs, debridement (filing, trimming and scraping), nail avulsion (surgical or chemical excision of the infected nail plate) and topical drug therapies. There are two oral therapies marketed for the treatment of onychomycosis in the U.S.: Lamisil and Sporanox. The leading oral treatment, Lamisil, has a complete cure rate, which refers to mycological cure plus clinical cure, of approximately 38%, but also has a 15% relapse rate. Sporanox has a complete cure rate of approximately 14%. One of the main risks associated with each of the oral treatments, both of which undergo substantial first pass metabolism by the liver, is liver disease. As a result, patients must continually monitor their liver function for signs of failure, including fatigue, anorexia, nausea and/or vomiting, jaundice, dark urine or pale stools. In the rare case that liver failure occurs, it can result in death or the need for a liver transplant. Mechanical debridement, which is a traditional podiatric approach to onychomycosis that reduces the thickness of the nail, is not a cure for onychomycosis and requires time, specialized instruments and experience. Nail avulsion, which requires surgical or chemical removal of the nail plate, causes discomfort and traumatizes the nail bed. The currently marketed topical onychomycosis drug, Penlac, a nail lacquer, has a complete cure rate of less than 10% and requires up to 48 weeks of treatment, including periodic removal of any unattached infected nail by a health care professional.

     As a topical delivery method, lacquer formulations have specific advantages over other existing treatments because they are applied like nail polish, treat fungal nail infections locally, and facilitate close and extended contact between an antifungal drug and the dorsal nail surface. Developers of topical nail lacquers for onychomycosis face two major challenges. First, lacquers with acceptable hardness, durability and drying time tend not to release antifungal drugs from the lacquer matrix readily. Second, most antifungal drugs do not penetrate into the deep, or ventral, nail plate adequately when applied to the outer, or dorsal, nail surface, which results in insufficient antifungal concentrations at the site of infection.

     THE ECONAIL APPROACH
     --------------------

     EcoNail is a lacquer formulation containing econazole and SEPA for the topical treatment of onychomycosis. Econazole, a topical antifungal agent, effectively inhibits in vitro growth of the fungi most commonly implicated in onychomycosis. In contrast to SEPA's action in disrupting the lipid bilayer of the skin, SEPA as used in EcoNail works to soften the lacquer in which econazole is contained, thereby allowing for more rapid and complete release of econazole from the lacquer into and through the nail. A 14-day study of lacquers containing radioactively labeled econazole on human non-diseased cadaver nails demonstrated that EcoNail delivered approximately seven times more econazole to the ventral nail and 200 times more econazole to the nail bed than a similar lacquer without SEPA. In this study, EcoNail delivered to the ventral nail more than 14,000 times the minimum concentration of econazole needed to inhibit the two most common fungi associated with onychomycosis. In addition, we believe that EcoNail, as a locally applied lacquer, will have a reduced risk of systemic side effects compared with oral treatments for onychomycosis.

     CLINICAL DEVELOPMENT
     --------------------

     Following our laboratory studies, we conducted a Phase 1 tolerance/human exposure clinical trial of EcoNail in patients with onychomycosis and released six week safety and tolerance data from that trial in November 2004. The trial was a randomized, double-blind, controlled Phase 1 trial conducted at two U.S. clinical sites. Eighteen patients with onychomycosis of the toenails completed the safety-tolerability segment of the study, in which all fingernails and toenails were treated twice daily for six weeks with either EcoNail or a control nail lacquer. The six week safety-tolerability segment was followed by an open-label segment of the trial in which all patients received EcoNail applied once daily to all nails for an additional 12 weeks to extend patient exposure experience.

     The main objectives of this Phase 1 study were to test the safety and local tolerability of EcoNail in patients with onychomycosis, and to determine systemic exposure to econazole. In the six week segment, EcoNail was very well tolerated, and investigators reported no serious drug-related adverse events. Serum assays showed no detectable levels of econazole, further supporting EcoNail's systemic safety profile.

OTHER SEPA-BASED PRODUCT CANDIDATES AND OUR MACRODERM TECHNOLOGY

     OTHER PRODUCT CANDIDATES
     ------------------------

     We are testing a number of SEPA-based formulations with various active pharmaceutical ingredients in our laboratories. We focus on product candidates within our areas of strategic priority (i.e., dermatology, urology, endocrinology and podiatry), but also opportunistically pursue high-potential product candidates in other specialty areas. As we continue to build our product candidate portfolio, we review our pre-clinical-stage product opportunities to identify those that show sufficient promise to be advanced into clinical development. We evaluate each new product candidate on its potential for success based on both scientific and commercialization criteria. These criteria include:

        o technical feasibility (formulation, product stability and laboratory results);
        o likelihood of laboratory results translating into a meaningful clinical benefit;
        o expected clinical studies needed and regulatory pathway required to obtain marketing approval;
        o determination of the product candidate's expected competitive advantage in the marketplace;
        o   duration of development timeline leading to commercialization;
        o   financial investment needed for development; and
        o   expected sales and profitability.

     We are also developing second generation enhancers that we believe can be used with a wider variety of active pharmaceutical ingredients.

     MACRODERM DRUG DELIVERY TECHNOLOGY
     ----------------------------------

     For chemicals that penetrate the skin too readily or that can be toxic if significantly absorbed into the bloodstream, it may be desirable to retard the rate of drug absorption to achieve an optimal delivery profile. For these chemicals, we have developed our second drug delivery technology, called MacroDerm, encompassing a series of low to moderate molecular weight polymers that impede drug penetration through the skin. We believe MacroDerm may have uses in cosmetics, personal care products and selected pharmaceuticals. Potential applications include their formulation with sunscreens, moisturizers and insect repellents to decrease skin penetration and improve persistence on the skin. We have synthesized and are testing and evaluating MacroDerm prototypes and we are seeking strategic partners to manufacture and market specific MacroDerm products.

COMPETITION

     We compete with a number of companies, all of which are large, multi-national organizations with worldwide distribution. We believe that our major competitors in the drug delivery sector of the health care industry include Bentley Pharmaceuticals, Inc., Biosante Pharmaceuticals, Inc., NexMed, Inc., ALZA Corporation and Elan Corporation, plc. Established competitors in the therapeutic areas that our lead product candidates seek to address include, with respect to male hypogonadism, Solvay Pharmaceuticals, Inc., Auxilium Pharmaceuticals, Inc., Watson Pharmaceuticals, Inc. and Columbia Laboratories, Inc., and with respect to onychomycosis, Novartis AG, Johnson & Johnson and Dermik Laboratories. Compared with us, all of these companies have substantially greater capital resources, research and development and technical staffs, facilities and experience in obtaining regulatory approvals, as well as in manufacturing, marketing and distribution of products.

     With respect to male hypogonadism, Solvay Pharmaceuticals, Inc. and Auxilium Pharmaceuticals, Inc. each offer a topically administered testosterone gel, Watson Pharmaceuticals, Inc. offers a testosterone patch, and Columbia Laboratories, Inc. offers a testosterone buccal film product. A number of other companies are also developing topical testosterone products.

     With respect to onychomycosis, Novartis AG and Johnson & Johnson each offer an orally administered antifungal therapy and Dermik Laboratories offers a topical nail lacquer therapy for treating fungal infections of the nail. A number of other companies are also developing topical and oral therapies for these infections.

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

     The FDA approval procedure involves completion of certain pre-clinical and manufacturing/stability studies and the submission of the results of these studies to the FDA in an Investigational New Drug (IND) application in support of performing clinical trials. IND allowance is then followed by performance of human clinical trials, and additional pre-clinical and manufacturing quality control studies, supporting safety, efficacy and manufacturing quality control. The safety, chemistry, manufacturing and stability and clinical studies developed under the IND are generally compiled into an NDA or Abbreviated New Drug Application (ANDA) and submitted to the FDA for approval to market.

     Pre-clinical studies involve laboratory evaluation of product characteristics and animal studies to assess the efficacy and safety of the product. Human clinical trials are typically conducted in three sequential phases, but the phases may overlap. Phase 1 trials typically consist of testing of the product in a small number of normal volunteers primarily for safety. In Phase 2, in addition to safety, the efficacy of the product is typically evaluated in a small patient population. Phase 3 trials typically involve multicenter testing for safety and clinical efficacy in an expanded population of patients at geographically dispersed test sites. A clinical plan, or "protocol," accompanied by the identification of the institutions participating in the trials, must be submitted to the FDA prior to commencement of each clinical trial. The FDA may order the temporary or permanent discontinuation of a clinical trial at any time if adverse events that endanger patients in the trials are observed. In addition, the FDA may request Phase 4 clinical trials, to be performed after marketing approval, to resolve any lingering questions.

     A 30-day waiting period after the filing of each IND application is required by the FDA prior to the commencement of clinical testing in human subjects. If the FDA does not comment on or question the IND application within 30 days, initial clinical studies may begin. However, any FDA comments or questions must be answered to the satisfaction of the FDA before initial clinical testing can begin. In some instances, this process can result in substantial delay and expense.

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

RESEARCH AND DEVELOPMENT

     We conduct our research and development activities through our own staff and facilities, and also through collaborative arrangements with universities, contract research organizations and independent consultants. Research and developmental expenditures were $3,998,388, $2,938,026 and $4,221,039 during the years ended December 31, 2002, 2003 and 2004, respectively. We also rely upon third parties to conduct clinical studies and to obtain FDA and other regulatory approvals.

     We conduct stability studies, test our unique formulations and design manufacturing processes for our SEPA compounds and MacroDerm polymer technologies at our facility and other facilities. We have cGMP (current Good Manufacturing Practices) facilities for the manufacture of dosage forms for clinical evaluations.

PATENTS, TRADEMARKS AND LICENSE RIGHTS

     We own a composition of matter patent on the SEPA family of compounds, which will expire in 2006. We also own five composition of matter and use patents, with expiration dates ranging from 2015 to 2019, for the combination of SEPA with numerous existing classes of drugs, including human sex hormones and antifungals. The patent for SEPA combined with human sex hormones covers the combination of SEPA and testosterone in Opterone, and the patent for SEPA combined with antifungals covers the combination of SEPA and econazole in EcoNail. We intend to seek composition of matter and use patents regarding various formulations based on our topical drug delivery technologies and for new technologies. In 2004, we filed two international patent applications, requesting protection in both the U.S. and foreign jurisdictions, for topical administration compositions: one for a new class of absorption enhancer compounds and the other for a new cream based carrier system.

     With respect to our MacroDerm technology, we have three U.S. patents covering the chemical composition of the MacroDerm polymers, which expire in 2015.

     In addition to the patent activity, we have trademarks for the marks SEPA and Opterone. We also have pending trademark applications for the marks MacroDerm and EcoNail.

     We believe that patent protection of our technologies, processes and products is important to our future operations. The success of our proposed products may depend, in part, upon our ability to obtain patent and trademark protection. We intend to enforce our patent position and intellectual property rights vigorously. The cost of enforcing our patent rights in lawsuits, if necessary, may be significant and could interfere with our operations.

EMPLOYEES

     As of December 31, 2004, we had 17 full time employees, 9 of whom are dedicated to research and development and regulatory affairs. None of our employees are covered by a collective bargaining agreement, and we consider relations with our employees to be good.

MANUFACTURING

     We currently manufacture our product candidates for early stage clinical trials in our laboratory space at our facility in Lexington, Massachusetts. In order to manufacture our product candidates for larger late-stage clinical trials and for commercial distribution following FDA approval, we will need to contract with a third party manufacturer to produce the product in commercial quantities. We believe that there are numerous third party manufacturers who would be able to manufacture our product candidates on a commercial scale.

                                  RISK FACTORS

INVESTING IN OUR COMMON STOCK IS RISKY. IN ADDITION TO THE OTHER INFORMATION IN THIS ANNUAL REPORT ON FORM 10-K, YOU SHOULD CONSIDER CAREFULLY THE FOLLOWING RISK FACTORS IN EVALUATING US AND OUR BUSINESS. IF ANY OF THE EVENTS DESCRIBED IN THE FOLLOWING RISK FACTORS WERE TO OCCUR, OUR BUSINESS, FINANCIAL CONDITION OR RESULTS OF OPERATIONS LIKELY WOULD SUFFER. IN THAT EVENT, THE TRADING PRICE OF OUR COMMON STOCK COULD DECLINE, AND YOU COULD LOSE ALL OR A PART OF YOUR INVESTMENT.

                          RISKS RELATED TO OUR BUSINESS
                          -----------------------------

WE HAVE A HISTORY OF OPERATING LOSSES, EXPECT TO CONTINUE TO INCUR LOSSES AND RELY EXTENSIVELY ON EXTERNAL FINANCING TO SUSTAIN OUR OPERATIONS. IF WE ARE UNABLE TO OBTAIN EXTERNAL FINANCING, WE WOULD BE REQUIRED TO LIMIT, SCALE BACK OR CEASE OUR OPERATIONS.

     Since 1981, we have been engaged primarily in research and development and have derived limited revenues from feasibility studies and the licensing of our technology. We have not generated any material revenues from the sale of any products. In addition, we have incurred net losses every year since we began doing business and we anticipate that we will continue to incur losses for the foreseeable future. As of December 31, 2004, we had an accumulated deficit of approximately $76.8 million. For the fiscal years ended December 31, 2002, 2003 and 2004, we had a net loss of $7,514,514, $5,661,694 and $8,274,521, respectively. We expect to incur operating losses for the foreseeable future. Our ability to continue operations after our current capital resources are exhausted depends on our ability to secure additional financing and to become profitable, which we cannot guarantee. Our funds on hand at December 31, 2004 are not sufficient to fund our operations through fiscal 2005 and, accordingly, the audit report of Deloitte & Touche LLP, our independent registered public accounting firm, on our 2004 financial statements includes an explanatory paragraph regarding our ability to continue as a going concern. The inclusion of this explanatory paragraph may materially and adversely affect our ability to raise new capital. As well, we will need to obtain stockholder approval for any issuance of additional equity securities at a price less than the greater of book or market value that would comprise more than 20 percent of the Company's total shares of common stock outstanding at such time. The Company cannot assure you that it will be successful in obtaining any required stockholder approval.

     Before we or any of our potential licensees may market any products based on our technology, significant additional development efforts and substantial testing will be necessary. We will require substantial additional financing to fund clinical studies on our product candidates. We may not be able to secure financing on favorable terms or at all. If we are unable to obtain external financing, we would have to reduce, delay or eliminate our clinical studies.

OUR PRODUCT CANDIDATES ARE IN THE EARLY STAGES OF DEVELOPMENT AND ARE SUBJECT TO THE RISK OF FAILURE INHERENT IN THE DEVELOPMENT OF INNOVATIVE TECHNOLOGIES.

     Various pharmaceutical companies have developed systems to enhance the transdermal delivery of specific drugs, but relatively limited research has been conducted about using transdermal delivery systems for a wider range of pharmaceutical products. Transdermal delivery systems currently are used only in a limited number of products. In addition, some transdermal delivery systems have demonstrated adverse side effects for users, including skin irritation and delivery difficulties.

     Our product candidates are in the early stages of development and will require significant further research, development, testing and regulatory clearances. Our product candidates are subject to the risks of failure inherent in the development of products based on innovative technologies. These risks include the possibilities that any or all of our product candidates may be found to be ineffective or toxic, or otherwise may fail to receive necessary regulatory clearances. For example, in April 2004, we determined that preliminary data from a Phase 2 pharmacodynamic study of one of our proposed products, Topiglan, a SEPA-based topical cream for erectile dysfunction, demonstrated that Topiglan did not meet the study's primary clinical endpoints.

OUR PRODUCT CANDIDATES MUST UNDERGO A RIGOROUS REGULATORY APPROVAL PROCESS, WHICH INCLUDES EXTENSIVE PRE-CLINICAL AND CLINICAL TESTING, TO DEMONSTRATE SAFETY AND EFFICACY BEFORE WE CAN MARKET THEM. IF THE RESULTS OF OUR FUTURE PRE-CLINICAL AND CLINICAL TESTING INDICATE THAT OUR PRODUCT CANDIDATES ARE NOT SAFE OR EFFECTIVE, OUR BUSINESS WILL SUFFER.

     Each of our product candidates, including Opterone and EcoNail, must undergo a rigorous regulatory approval process, including significant pre-clinical and clinical testing to demonstrate that they are safe and effective for human use, before we can market them. Conducting clinical trials is a lengthy, expensive and uncertain process. Completion of clinical trials may take several years or more. In addition, our clinical trials may be delayed by many factors, including:

        o   slow or insufficient patient enrollment;
        o   failure of the FDA to approve our clinical trial protocols;
        o inability to manufacture significant amounts of our product candidates for use in a trial;
        o   unforeseen safety issues; and
        o   government or regulatory delays.

     In addition, the results of pre-clinical studies and early clinical trials may not accurately predict results that we will obtain in later testing. A number of other companies in the pharmaceutical industry have suffered significant setbacks in advanced clinical trials, even after they achieved promising results in earlier trials. If we, the FDA or physicians do not believe that our clinical trials demonstrate that our product candidates are safe and effective, our business, financial condition and results of operations will be materially adversely affected.

OUR PRODUCT CANDIDATES ARE SUBJECT TO SIGNIFICANT FDA SUPERVISION AND MAY NOT SUCCESSFULLY COMPLETE THE EXTENSIVE REGULATORY APPROVAL PROCESS REQUIRED PRIOR TO THE MARKETING OF ANY PHARMACEUTICAL PRODUCT.

     Our activities are regulated by a number of government authorities in the United States and other countries, including the FDA. The FDA regulates pharmaceutical products, including their manufacture and labeling. Before obtaining regulatory approval to market any product candidate under development, we must demonstrate to the FDA that the product is safe and effective for use in each proposed indication through, among other things, pre-clinical studies and clinical trials. Data obtained from testing is subject to varying interpretations which can delay, limit or prevent FDA approval.

     On October 11, 2002, the FDA advised us that further clinical trials of our drugs containing SEPA had been placed on clinical hold pending review of questions surrounding a 26-week transgenic-mouse (Tg.AC) carcinogenicity study of SEPA we performed in 1999. On April 10, 2003, the FDA lifted this clinical hold. The clinical hold release does not impose any SEPA dosage or regimen constraints on subsequent trials. In releasing the hold, the FDA requested additional information on that 1999 study, which we have provided. If, following further review, the FDA were to re-impose the clinical hold or take other regulatory action, our business would be materially adversely affected.

     To date, neither the FDA nor any of its international equivalents has approved any of our technologies or product candidates for marketing. If the FDA does not approve our product candidates for marketing, we will be materially adversely affected.

     We face additional risks associated with the regulatory approval process, including:

        o Changes in existing regulatory requirements could prevent or affect our regulatory compliance. Federal and state laws, regulations and policies may be changed with possible retroactive effect. In addition, how these rules actually operate can depend heavily on administrative policies and interpretations over which we have no control. We also may lack the experience with these policies and interpretations to assess their full impact upon our business.

        o Obtaining FDA clearances is time-consuming and expensive and we cannot guarantee that such clearances will be granted or, if granted, will not be withdrawn.

        o The FDA review process may prevent us from marketing our product candidates or may involve delays that significantly and negatively affect our product candidates. We also may encounter similar delays in foreign countries.

        o Regulatory clearances may place significant limitations on the uses for which any approved products may be marketed.

        o Any marketed product and its manufacturer are subject to periodic review by the FDA.

        o Any discovery of previously unrecognized problems with a product or a manufacturer could result in suspension or limitation of previously obtained or new approvals.

BECAUSE THE REGULATORY APPROVAL PROCESS IS COMPLEX, WE CANNOT ACCURATELY PREDICT THE REGULATORY APPROVAL TIMELINE FOR OUR PRODUCT CANDIDATES.

     The laws and regulations administered by the FDA are complex, and compliance with these laws and regulations requires substantial time, effort and expense. Because of this complexity, and because the regulatory approval path for our product candidates has not yet been confirmed by the FDA, we cannot guarantee that our efforts will be sufficient to ensure compliance with all applicable laws and regulations, nor can we accurately predict the regulatory approval timeline for our product candidates.

IF OUR PRODUCT CANDIDATES ARE NOT ACCEPTED BY PHYSICIANS AND PATIENTS, WE MAY NEVER BE PROFITABLE.

     Even if our product candidates receive regulatory approval, we may not be able to market them effectively, they may be uneconomical to market or third parties may market equivalent or superior products. We will need to expend significant effort to educate physicians and patients regarding any product candidate that receives regulatory approval. Consequently, unless our product candidates obtain market acceptance, we may never be profitable.

IF PHYSICIANS OR PATIENTS PERCEIVE THAT TESTOSTERONE REPLACEMENT THERAPIES CREATE HEALTH RISKS, THE VIABILITY OF OPTERONE MAY BE QUESTIONED, AND OUR BUSINESS AND THE PRICE OF OUR STOCK MAY BE NEGATIVELY AFFECTED.

     Recent studies of female hormone replacement therapy products have reported an associated increase in health risks. As a result of these studies, some companies that sell or develop female hormone replacement products have experienced decreased sales of these products, and in some cases, a decline in their stock. From time to time, publications have suggested potential health risks associated with testosterone replacement therapy, including fluid retention, sleep apnea, breast tenderness or enlargement, increased red blood cells, development of clinical prostate disease, increased cardiovascular disease risk and the suppression of sperm production. It is possible that studies on the effect of testosterone replacement therapy could demonstrate these or other adverse health risks. This, along with the negative publicity surrounding hormone replacement therapy in general, could negatively impact market acceptance of Opterone, which could adversely affect our business and the price of our stock.

WE DEPEND ON PATENTS TO PROTECT OUR TECHNOLOGIES AND IF OUR CURRENT PATENTS ARE INEFFECTIVE OR WE ARE UNABLE TO SECURE AND MAINTAIN ADEQUATE PATENT PROTECTION, OUR ABILITY TO COMPETE WITH OTHER PHARMACEUTICAL COMPANIES MAY BE NEGATIVELY AFFECTED.

     We believe that patent protection of our technologies, processes and products is important to our future operations. The success of our product candidates depends, in part, on our ability to secure and maintain adequate patent protection.

     Although we intend to file additional patent applications, the patent application process is lengthy and expensive and there is no guarantee that a patent will be issued or, if issued, that it will be of commercial benefit to us. In addition, it is impossible to anticipate the breadth or degree of protection that any patents we obtain may afford us. Further, products that we develop could infringe patents held by third parties. In these cases, we may have to obtain licenses from third parties, which may not be available on commercially acceptable terms, if at all. We do not maintain separate insurance to cover intellectual property infringement.

     Our composition of matter patent covering SEPA expires in 2006. The expiration of that patent will enable competitors to develop SEPA-based product candidates covering applications for which we have not obtained composition and use patents. As a result, our competitive position may be adversely affected.

     Currently, we are not involved in any litigation, settlement negotiations or other legal action regarding patent issues and are not aware of any patent litigation threatened against us. We may, however, become involved in patent litigation against third parties to enforce our patent rights, to invalidate patents held by those third parties or to defend against claims of those third parties. We intend to enforce our patent position and defend our intellectual property rights vigorously. The cost to us of any patent litigation or similar proceeding could be substantial and it may absorb significant management time. In the event of an unfavorable resolution of any infringement litigation against us, we may be enjoined from manufacturing or selling any products without a license from a third party.

IF WE ARE NOT ABLE TO PROTECT THE CONFIDENTIALITY OF OUR PROPRIETARY INFORMATION AND KNOW-HOW, THE VALUE OF OUR TECHNOLOGIES MAY BE ADVERSELY AFFECTED.

     In addition to patent protection, we utilize significant unpatented proprietary technology and rely on unpatented trade secrets and proprietary know-how to protect certain aspects of our technologies. To the extent that we rely on unpatented proprietary technology, we cannot guarantee that others will not independently develop or obtain substantially equivalent or superior technologies or otherwise gain access to our trade secrets, that any obligation of confidentiality will be honored or that we will be able to effectively protect our rights to our proprietary technologies.

IF WE ARE NOT ABLE TO RETAIN OUR KEY PERSONNEL AND/OR RECRUIT ADDITIONAL KEY PERSONNEL IN THE FUTURE, THEN OUR BUSINESS MAY SUFFER.

     The success of our business depends on our ability to attract, retain and motivate qualified senior management personnel and qualified scientific personnel. We consider Robert J. DeLuccia, our President and Chief Executive Officer, and Thomas C. K. Chan, Ph.D., our Chief Technology Officer, to be key employees, and we have entered into employment agreements with each of them. We do not maintain key person life insurance on any of our employees. In our industry, the competition for experienced personnel is intense and can be expected to increase. Like others in our industry, from time to time we may face, and in the past have faced, difficulties in attracting and retaining employees with the requisite experience and qualifications. If we fail to retain or attract this type of personnel, it could have a significant negative effect on our ability to develop our technologies.

WE LACK MARKETING RESOURCES AND IF WE ARE UNABLE TO ATTRACT AND RETAIN EFFECTIVE SALES PERSONNEL OR CONTRACT WITH THIRD PARTIES TO MARKET AND DISTRIBUTE OUR PRODUCTS, OUR BUSINESS MAY BE NEGATIVELY AFFECTED.

     We intend to market and distribute our future products either through the development of our own sales force or through third parties. Currently, we have no sales force or marketing infrastructure. In order to develop our own marketing and sales capabilities, we will need to attract and retain qualified and experienced marketing and sales personnel. Competition for qualified and experienced marketing and sales personnel is intense, and we cannot guarantee that we will be able to attract and retain this personnel nor can we guarantee that any efforts undertaken by such personnel will be successful. If we do not hire our own marketing and sales personnel, we will have to enter into agreements with other companies to market and distribute our products. However, we cannot guarantee that we will be able to enter into these agreements on commercially reasonably terms, if at all. In addition, we may have to cede control over some or all aspects of the marketing and sales of our products as a condition to entering into these arrangements.

IF WE ARE UNABLE TO ESTABLISH, MAINTAIN AND RELY ON ANY SUCCESSFUL LICENSING OR OTHER COLLABORATIVE ARRANGEMENTS WITH THIRD PARTIES, WE MAY NOT BE ABLE TO DEVELOP AND MARKET OUR PRODUCT CANDIDATES SUCCESSFULLY.

     We may pursue the commercialization of our product candidates and technologies through discussions with potential licensees and joint venturers, but we cannot assure you that we will enter into any licenses or joint ventures or that we will receive any license fees. If we rely on licensees and joint venture arrangements to fund costs relating to product development and clinical trials, these licensees and joint venturers may have the legal right to terminate funding for a product at any time for any reason without significant penalty. We cannot control the resources and attention that a licensee or joint venturer may devote to a product candidate, which could result in delays in clinical testing, regulatory filings and commercialization efforts. There is no certainty that we will be able to enter into collaborative arrangements on economically feasible or mutually beneficial terms, or that any collaborative arrangements will be successful.

OUR FAILURE TO IDENTIFY PHARMACEUTICALS THAT ARE COMPATIBLE WITH OUR DRUG DELIVERY TECHNOLOGIES OR ADDITIONAL PRODUCT CANDIDATES OR TECHNOLOGIES THAT COMPLEMENT OUR EXISTING TECHNOLOGIES WOULD IMPAIR OUR ABILITY TO GROW.

     Our growth depends on our ability to identify drugs suitable for delivery using our proprietary drug delivery technologies and our ability to identify product candidates or technologies that complement our existing technologies. Identifying suitable drugs or product candidates is a lengthy and complex process. Even if identified, the drugs or product candidates may not be available to us or we may otherwise be unable to enter into licenses or other agreements for their use. Other companies, including those with substantially greater financial, marketing and sales resources, may compete with us for the licensing or acquisition of drugs and product candidates and we may not be able to enter into licenses or other agreements on acceptable terms, or at all. If we are unable to identify and license or acquire drugs that are compatible with our drug delivery technologies or additional product candidates or technologies that complement our existing technologies, our ability to grow our portfolio of product candidates and our prospects would be adversely affected.

WE DO NOT HAVE ANY MANUFACTURING FACILITIES AND DEPEND ON THIRD PARTIES TO MANUFACTURE OUR PRODUCT CANDIDATES.

     We do not have facilities capable of manufacturing any of our product candidates in commercial quantities and we do not have plans to obtain these facilities. Accordingly, we will depend to a significant extent on licensees or corporate partners to manufacture our products. If any of our third-party manufacturers fails to perform its obligations in a timely fashion or in accordance with applicable regulations, it may delay clinical trials, the commercialization of our product candidates or our ability to supply our product candidates for sale. If we decide to establish a commercial manufacturing facility, we would need to hire and retain significant additional personnel, comply with extensive government regulations, and obtain significant amounts of additional capital, which may not be available on acceptable terms, or at all.

WE FACE THE RISK OF PRODUCT LIABILITY CLAIMS, AND WE MAY NOT HAVE SUFFICIENT PRODUCT LIABILITY INSURANCE TO COVER SUCH CLAIMS. IT MAY BE EXPENSIVE AND DIFFICULT TO OBTAIN ADEQUATE INSURANCE COVERAGE.

     The design, development, manufacture and sale of our product candidates involve risk of liability claims and associated adverse publicity. We have product liability insurance coverage with an aggregate policy limit of approximately $10,000,000 for claims related to our product candidates that may arise from clinical trials conducted prior to November 1, 2002. We also have product liability insurance coverage with aggregate policy limits between approximately $3,000,000 and $5,000,000 for claims related to our product candidates that may arise from clinical trials conducted after September 25, 2003. In the event that our products receive regulatory approval and become commercialized, we would need to acquire additional coverage. Product liability insurance is expensive, may be difficult to obtain and may not be available on acceptable terms, if at all. If we obtain coverage, we cannot guarantee that the coverage limits of these insurance policies will be adequate. A successful claim against us if we are uninsured, or which is in excess of our insurance coverage, could have a material adverse effect on us and our financial condition.

WE RELY ON A THIRD-PARTY SUPPLIER FOR A NON-ACTIVE INGREDIENT IN SOME OF OUR PRODUCT CANDIDATES AND, IN THE EVENT THE SUPPLIER IS UNABLE TO SUPPLY US WITH ADEQUATE PRODUCT, OUR BUSINESS MAY BE NEGATIVELY AFFECTED IF WE ARE NOT ABLE TO TIMELY OBTAIN A SUBSTITUTE INGREDIENT.

     We rely on a third-party supplier, Seppic Inc., for a non-active ingredient that is important to the formulation and production of some of our topical product candidates. While we believe similar products are available from other suppliers, if Seppic Inc. were unable or unwilling to supply its product in sufficient quantities at a reasonable price, our results could suffer, as we may encounter significant costs and delays in identifying and measuring the efficacy of replacement third party products.

                          RISKS RELATED TO OUR INDUSTRY
                          -----------------------------

OUR INDUSTRY IS HIGHLY COMPETITIVE AND ALL OF OUR COMPETITORS HAVE SIGNIFICANTLY MORE RESOURCES THAN WE HAVE.

     We compete with a number of firms, many of which are large, multi-national organizations with worldwide distribution. We believe that our major competitors in the drug delivery sector of the health care industry include Bentley Pharmaceuticals, Inc., Biosante Pharmaceuticals, Inc., NexMed, Inc., ALZA Corporation and Elan Corporation, plc. Competitors with approved products in the therapeutic areas that our lead product candidates seek to address include, with respect to male hypogonadism:

        o Solvay Pharmaceuticals, Inc., maker of Androgel(R), a topical gel therapy;
        o Auxilium Pharmaceuticals, Inc., maker of Testim(R), a topical gel therapy;
        o Watson Pharmaceuticals, Inc., maker of Androderm(R), a transdermal patch; and
        o Columbia Laboratories, Inc., maker of Striant(R), a buccal film which is placed between the patient's cheek and gum;

and with respect to onychomycosis:

        o   Novartis AG, maker of Lamisil(R), an oral therapy;
        o   Johnson & Johnson, maker of Sporanox(R), an oral therapy; and
        o   Dermik Laboratories, maker of Penlac(R), a topical nail lacquer.

     All of these companies have substantially greater capital resources, research and development and technical staff, facilities and experience in obtaining regulatory approvals, as well as in manufacturing, marketing and distributing products, than we do. Recent trends in this industry are toward further market consolidation of large drug companies into a smaller number of very large entities, further concentrating financial, technical and market strength and increasing competitive pressure in the industry. Academic institutions, hospitals, governmental agencies and other public and private research organizations also are conducting research and seeking patent protection and may develop competing products or technologies of their own through joint ventures or other arrangements. In addition, recently developed technologies, or technologies that may be developed in the future, may or could be the basis for competitive products which may be more effective or less costly to use than any products that we currently are developing.

     We expect any products approved for sale to compete primarily on the basis of product efficacy, safety, patient compliance, reliability, price and patent position. Generally, the first pharmaceutical product to reach the market in a therapeutic or preventive area often has a significant advantage compared with later entrants to the market. Our competitive position also will depend on our ability to attract and retain qualified scientific and other personnel, develop effective proprietary products, implement production and marketing plans, obtain patent protection and secure adequate capital resources.

GOVERNMENT AND PRIVATE INITIATIVES TO REDUCE HEALTH CARE COSTS COULD HAVE A MATERIAL ADVERSE EFFECT ON PHARMACEUTICAL PRICING AND ON OUR OPERATIONS.

     The future revenues and profitability of, and availability of capital for, biomedical and pharmaceutical companies may be affected by the continuing efforts of governmental and private third-party payers to contain or reduce the costs of health care through various means. Reimbursement by payors such as government and managed care organizations has become an increasingly important factor in the success of a drug, as has the listing of new products on large formulary lists, including those of managed care organizations, pharmaceutical benefit providers and group buying organizations. Failure of a pharmaceutical product to be included on formulary lists, or to be reimbursed by government or managed care organizations, could negatively impact the profitability of a drug.

     Furthermore, in some foreign markets pricing or profitability of prescription pharmaceuticals is subject to government control and to possible reform in the health care system. In the U.S., there have been, and we expect there will continue to be, a number of federal and state proposals to impose similar governmental control. While we cannot predict whether any of these legislative or regulatory proposals will be adopted, the announcement or adoption of these proposals could have a material adverse effect on our prospects.

     If we succeed in bringing to market one or more of our product candidates, we cannot assure you that these product candidates will be cost effective or that reimbursement to the consumer will be available or will be sufficient to allow us to sell these products on a profitable basis.

                     RISKS RELATED TO THE SECURITIES MARKET
                     --------------------------------------

OUR STOCK PRICE HAS BEEN, AND LIKELY WILL CONTINUE TO BE, HIGHLY VOLATILE, AND AS A RESULT, AN INVESTMENT IN OUR STOCK IS SUBJECT TO SUBSTANTIAL RISK.

     The market price of our stock has been, and will likely continue to be, highly volatile due to the risks and uncertainties described in this section of this document, as well as other factors, including:

        o   the results of our clinical trials for our SEPA-based formulations;
        o our ability to license or develop other compounds for clinical development;
        o conditions and publicity regarding the pharmaceutical industry generally as well as the specific therapeutic areas our product candidates seek to address;
        o price and volume fluctuations in the stock market at large which do not relate to our operating performance; and
        o comments by securities analysts, or our failure to meet market expectations.

     Over the two-year period ending December 31, 2004, the closing price of our common stock as reported on The Nasdaq National Market and The Nasdaq SmallCap Market ranged from a high of $1.79 to a low of $0.45. In the past, companies that have experienced stock price volatility have sometimes been the subject of securities class action litigation. If litigation were instituted on this basis, it could result in substantial costs and a diversion of management's attention and resources. As a result of this volatility, an investment in our stock is subject to substantial risk.

IF WE ARE UNABLE TO MAINTAIN COMPLIANCE WITH THE NASDAQ SMALLCAP MARKET LISTING REQUIREMENTS, OUR SHARES COULD BE DELISTED, WHICH COULD NEGATIVELY AFFECT THE LIQUIDITY OF AN INVESTMENT IN OUR COMMON STOCK.

     Our listing on The Nasdaq SmallCap Market is conditioned on our compliance with Nasdaq's continued listing requirements. The minimum standards for listing on The Nasdaq SmallCap Market include stockholders' equity of $2.5 million or market capitalization of $35 million and a minimum bid price of $1.00. A failure to meet the minimum bid price requirement shall be determined to exist only if the deficiency continues for a period of 30 consecutive business days.

     On October 18, 2004, we received written notice from Nasdaq that the bid price of our common stock had closed below $1.00 for the prior 30 consecutive business days. In accordance with Nasdaq's rules, we have 180 calendar days, or until April 18, 2005, to regain compliance with this requirement. In order to regain compliance, we must demonstrate a closing bid price for our common stock of $1.00 per share or more for a minimum of 10 consecutive business days. If we cannot regain compliance with the $1.00 minimum bid price requirement by April 18, 2005, Nasdaq will grant us an additional 180 calendar days to regain compliance if, at that time, we meet The Nasdaq SmallCap Market initial listing requirements, as set forth in Marketplace Rule 4310(c), except for the $1.00 minimum bid price requirement. The initial listing requirements for the Nasdaq SmallCap Market include stockholders' equity of $5.0 million or market capitalization of $50 million. If we cannot regain compliance with the Nasdaq SmallCap Market listing requirements, our common stock may be delisted from trading on The Nasdaq SmallCap Market.

     Given the volatility of our stock price and the potential dilutive effects of any future financing activity, we cannot guarantee that we will be able to regain compliance with Nasdaq's listing standards, including the minimum bid price of $1.00. If our common stock were delisted from The Nasdaq SmallCap Market, it may become eligible immediately thereafter for quotation on the Over-The-Counter Market on the NASD Electronic Bulletin Board or in the "pink sheets" maintained by the National Quotation Bureau, Inc., which are generally considered to be less efficient systems than markets such as Nasdaq or other national exchanges. Further, for companies whose securities are traded on the Over-The-Counter Market, it is more difficult to:

        o   obtain accurate quotations;
        o obtain coverage for significant news events because major wire services, including the Dow Jones News Service, generally do not publish press releases about these companies; and
        o   obtain needed capital.

WE ARE CONTRACTUALLY OBLIGATED TO ISSUE SHARES IN THE FUTURE, DILUTING YOUR INTEREST IN US.

     As of December 31, 2004, there were outstanding and exercisable warrants to purchase approximately 2,498,316 shares of our common stock, at a weighted average exercise price of $2.90 per share. As of December 31, 2004, there also were outstanding and exercisable options to purchase approximately 3,180,731 shares of our common stock, at a weighted average exercise price of $4.23 per share. Moreover, we expect to issue additional options to purchase shares of our common stock to compensate employees, consultants and directors and may issue additional shares to raise capital, acquire other companies or technologies, to pay for services, or for other corporate purposes. Any such issuances will have the effect of further diluting the interest of our existing shareholders.

ITEM 2.     PROPERTIES.

     We occupy 17,277 square feet of office and laboratory space under a lease expiring August 31, 2005. This space is located on one floor of a three story building in Lexington, Massachusetts. We believe that this facility is adequate to meet our current requirements, and we are evaluating our future facility requirements as we approach the expiry of our current lease. We also believe that alternative locations with sufficient office and laboratory space are readily available.

ITEM 3.     LEGAL PROCEEDINGS.

     We are not currently engaged in any material legal proceedings.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     There were no matters submitted to a vote of stockholders during the three months ended December 31, 2004, through the solicitation of proxies or otherwise.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

MARKET PRICE OF SECURITIES AND RELATED MATTERS

     Our common stock is traded on The Nasdaq SmallCap Market under the symbol "MCHM." Prior to November 24, 2003, our common stock was traded on The Nasdaq National Market under the symbol "MCHM." The following chart shows the high and low closing prices for our common stock for the periods indicated, as obtained from Nasdaq:


                                                            Common Stock
                                                                MCHM
Year Ended                                               High          Low
December 31, 2003
First Quarter                                          $  0.70      $  0.46
Second Quarter                                            1.38         0.45
Third Quarter                                             1.17         0.84
Fourth Quarter                                            1.18         0.75

December 31, 2004
First Quarter                                          $  1.79      $  0.82
Second Quarter                                            1.70         1.16
Third Quarter                                             1.33         0.74
Fourth Quarter                                            0.89         0.51

     These prices are between dealers and do not reflect retail markups, markdowns or commissions and may not necessarily represent actual transactions. As of March 17, 2005, there were 11,908 holders of record of our common stock.

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

ITEM 6.   SELECTED FINANCIAL DATA.

     The selected financial data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our financial statements and related notes included elsewhere in this Annual Report on Form 10-K. The selected statement of operations data and the selected balance sheet data for each year presented below have been derived from our audited financial statements. These historical data are not necessarily indicative of results to be expected for any future period.


                                 -------------------------------------------------------------------------------------
                                                               Years Ended December 31,
                                 ---------------- ----------------- ---------------- ---------------- ----------------
                                       2004             2003              2002             2001             2000

STATEMENTS OF OPERATIONS DATA:

Sale of Patent                    $         ---    $    1,000,000    $          ---   $          ---   $          ---
Research Contracts                          ---            10,031            42,925          829,385          629,647
                                 --------------   ---------------   ---------------  ---------------  ---------------
   Total Revenues                 $         ---    $    1,010,031    $       42,925   $      829,385   $      629,647
Research and development
   expenses                           4,221,039         2,938,026         3,998,388        9,791,438        5,280,641
Net loss                             (8,274,521)       (5,661,694)       (7,514,514)     (12,333,243)      (9,745,357)
Basic and diluted net
   loss per share                 $       (0.22)   $       (0.19)    $        (0.27)  $        (0.46)  $        (0.43)
Shares used to compute
   basic and diluted net
   loss per share                    37,663,673        29,594,120        27,928,562       26,607,363       22,854,646

BALANCE SHEET DATA:

Working capital                   $   5,635,331    $    6,345,396    $    8,704,944   $   15,739,712   $   15,969,137
Current assets                        6,403,182         7,325,361         9,119,723       17,099,675       17,063,070
Total assets                          7,109,864         8,249,648        10,132,007       18,257,543       17,981,957
Current liabilities                     767,851           979,965           414,779        1,359,963        1,093,933
Total liabilities                       773,360         1,013,328           462,488        1,408,838        1,131,197
Stockholders' equity              $   6,336,504    $    7,236,320    $    9,669,519   $   16,848,705   $   16,850,760

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     YOU SHOULD READ THE FOLLOWING DISCUSSION IN CONJUNCTION WITH OUR FINANCIAL STATEMENTS AND RELATED NOTES AND OTHER FINANCIAL INFORMATION APPEARING ELSEWHERE IN THIS ANNUAL REPORT ON FORM 10-K. IN ADDITION TO HISTORICAL INFORMATION, THE FOLLOWING DISCUSSION AND OTHER PARTS OF THIS ANNUAL REPORT ON FORM 10-K CONTAIN FORWARD-LOOKING INFORMATION THAT INVOLVES RISKS AND UNCERTAINTIES. OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED BY SUCH FORWARD-LOOKING INFORMATION DUE TO THE FACTORS DISCUSSED UNDER "RISK FACTORS," "NOTE REGARDING FORWARD-LOOKING STATEMENTS" AND ELSEWHERE IN THIS ANNUAL REPORT ON FORM 10-K.

GENERAL

     We are a specialty pharmaceutical company that develops and seeks to commercialize topically delivered pharmaceutical products by employing SEPA (Soft Enhancement of Percutaneous Absorption), our patented topical drug delivery technology. SEPA enhances the efficiency and rate of diffusion of drugs into and through the skin. SEPA, when properly combined with active pharmaceutical ingredients, can provide for a variety of convenient and easy-to-apply formulations, including creams, gels, ointments, lacquers and solutions for the treatment of a wide range of systemic and localized conditions. Currently, we are developing investigational new drugs for the urology, endocrinology, dermatology and podiatry specialties: Opterone, for the treatment of male hypogonadism, and EcoNail, for the treatment of fungal infections of the nails. We believe that products incorporating SEPA may allow selected drugs to be administered more effectively and with improved patient compliance compared to alternative methods of drug administration, such as ingestion and injection.

     Since inception, we have been engaged primarily in research and development. We have not generated any meaningful revenues from operations and we have sustained significant operating losses. We anticipate that we will continue to incur significant losses for the foreseeable future. We cannot guarantee that we will be successful in commercializing our products, or that we will ever become profitable. As of December 31, 2004, we had an accumulated deficit of approximately $76.8 million. Our product candidates are in discovery or developmental stages and must undergo a rigorous regulatory approval process, which includes costly and extensive pre-clinical and clinical testing, to demonstrate safety and efficacy before we can market any resulting product. To date, neither the FDA nor any of its international equivalents has approved any of our product candidates for marketing. Please see our financial statements included elsewhere in this Annual Report on Form 10-K for a more detailed description of our financial history.

     Our results of operations can vary significantly from year to year and quarter to quarter, and depend, among other factors, on:

        o   the progress of clinical trials we conduct;

        o   the degree of our research, marketing and administrative efforts;

        o the development, when appropriate, of our own sales and marketing capabilities;

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

     We believe that our existing cash and cash equivalents will be sufficient to meet our operating expenses and capital expenditure requirements into July 2005. We are currently in the process of trying to secure additional capital. As our funds on hand at December 31, 2004 are not sufficient to fund our operations through fiscal 2005, the audit report of Deloitte & Touche LLP, our independent registered public accounting firm, on our 2004 financial statements includes an explanatory paragraph regarding our ability to continue as a going concern. The inclusion of this explanatory paragraph may materially and adversely affect our ability to raise new capital. We cannot assure you that sufficient funds will be available to us, if they are available at all, to enable us to continue to operate. As well, we will need to obtain stockholder approval for any issuance of additional equity securities at a price less than the greater of book or market value that would comprise more than 20 percent of the Company's total shares of common stock outstanding at such time. The Company cannot assure you that it will be successful in obtaining any required stockholder approval.

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

     Because a significant portion of our research and development expenses (including employee payroll and related benefits, laboratory supplies, travel, dues and subscriptions, temporary help costs, consulting costs and allocable costs such as occupancy and depreciation) benefit multiple projects or our drug delivery technologies in general, we do not track these expenses by project. For the fiscal year ended December 31, 2004, we spent $4,221,039 on research and development, including $388,360, $1,109,345, and $469,515 in costs associated with clinical trials for Topiglan, Opterone and EcoNail, respectively, and $2,253,819 in costs not specifically tracked to a project. For the fiscal year ended December 31, 2003, we spent $2,938,026 on research and development, including $1,584,000 in costs associated with our clinical trials for Topiglan and $1,354,026 in costs not specifically tracked to a project. EcoNail was not in clinical trials during the first nine months of 2003. For the fiscal year ended December 31, 2002, we spent approximately $3,998,388 on research and development, including $98,000 in costs associated with our clinical trials for Topiglan and $3,900,388 in costs not specifically tracked to a project. Following a complete review of the results of a Phase 2 pharmacodynamic study of Topiglan in which Topiglan did not meet its primary clinical endpoints, we have no plans for further clinical studies of Topiglan at this time. Accordingly, as of June 30, 2004, we recorded a reduction of $124,853 to the carrying value of certain patent assets related to Topiglan. However, assuming we are able to raise sufficient capital, we expect to continue to spend significant amounts on clinical trials for Opterone and EcoNail.

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

     MARKETING, GENERAL AND ADMINISTRATIVE EXPENSES. Marketing, general and administrative expenses consist primarily of salaries and other related costs for personnel, marketing and promotion, professional fees and facilities costs. Assuming we are able to raise sufficient capital, we anticipate that marketing, general and administrative expenses will increase over the next several years as we begin, when appropriate, to develop our own sales and marketing capabilities to market our product candidates following their regulatory approval.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     Our discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. Note 1 to our financial statements included elsewhere in this Annual Report on Form 10-K includes a summary of the significant accounting policies and methods we use in the preparation of our financial statements. The following is a brief discussion of the more significant accounting policies and methods that affect the judgments and estimates used in the preparation of our financial statements.

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

     DEFERRED TAXES. As part of the process of preparing our financial statements we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatments of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities. In addition, as of December 31, 2004, we had federal tax net operating loss carryforwards of $64,832,000, which expire through 2024. We also have research and development credit carryforwards of $2,546,000. We have recorded a valuation allowance to fully offset against these otherwise recognizable net deferred tax assets due to the uncertainty surrounding the timing of the realization of the tax benefit. In the event that we determine in the future that we will be able to realize all or a portion of the net deferred tax benefit, an adjustment to deferred tax valuation allowance would increase net income in the period in which such a determination is made. The Tax Reform Act of 1986 contains provisions that may limit the utilization of net operating loss carryforwards and credits available to be used in any given year in the event of significant changes in ownership interest, as defined.

RESULTS OF OPERATIONS
YEAR ENDED DECEMBER 31, 2004 COMPARED TO THE YEAR ENDED DECEMBER 31, 2003

     We had no revenues for the year ended December 31, 2004. Revenues for the year ended December 31, 2003 were $1,010,031, nearly all of which was attributable to the proceeds from the sale of a patent (U.S. Patent No. 6,459,124), which related to antifungal topical compositions but which did not use our SEPA platform technology. Accordingly, we believe the sale of the patent will not materially adversely affect our future operations, cash flows and financial position. For the year ending December 31, 2005, we do not expect to have any revenues.

     Research and development costs increased by $1,283,013 from $2,938,026 in 2003 to $4,221,039 in 2004, a 44 % increase. The increase in research and development costs for 2004 is primarily attributable to an increase in employee compensation of $177,034 associated with the addition of four new research and development employees in late 2003 as well as an increase in clinical trials and related costs of $1,034,555. Of total research and development expenses,

$361,141 in 2004 and $494,909 in 2003 were paid to independent third party contractors. For the year ending December 31, 2005, assuming we are able to raise sufficient capital, we expect that research and development costs will approximate the same levels as 2004 as we continue clinical trials for both Opterone and EcoNail.

     Marketing, general and administrative expenses for 2004 aggregated $4,158,452, an increase of $360,360 or 9%, from 2003's total of $3,798,092. The increase in marketing, general and administrative expenses for 2004 is primarily attributable to an increase of $239,942 (which increase was calculated by excluding $55,000 in consulting fees paid to Robert J. DeLuccia in his role as interim Chief Executive Officer during the six months ended June 30, 2003) in consulting fees relating to investor relations and business development, and an increase in accounting related fees of $129,700. The increase is further attributable to the reduction to the carrying value of certain patent assets related to Topiglan of $124,853. Finally, the aggregate size of the increase in marketing, general and administrative expenses for 2004 was partially offset by savings in recruitment costs as well as a reduction in the premium for Directors and Officers Insurance. For the year ending December 31, 2005, assuming we are able to raise sufficient capital, we expect that marketing, general and administrative costs will approximate the same levels as 2004.

     Total other income increased by $34,578 or 49%, from $70,393 in 2003 to $104,971 in 2004. The increase is attributable primarily to higher cash balances available for investment purposes.

     For the year ended December 31, 2004, our net loss was $8,274,521 as compared to a loss of $5,661,694 for the previous year, a 46% increase, which was due to the factors mentioned above.

YEAR ENDED DECEMBER 31, 2003 COMPARED TO THE YEAR ENDED DECEMBER 31, 2002

     For the years ended December 31, 2003 and 2002, we recognized revenues of $1,010,031 and $42,925, respectively. The increase in revenues in 2003 is the result of our receipt of a payment of $1,000,000 in connection with the sale of a patent (U.S. Patent No. 6,459,124) covering antifungal nail lacquers containing a pentadecalactone drug-absorption excipient as described above.

     Research and development costs decreased by $1,060,362 from $3,998,388 in 2002 to $2,938,026 in 2003, a 27% decrease. The decrease in research and development costs for 2003 is primarily attributable to a reduction in staff and the number of clinical trials we conducted following the FDA's imposition of a clinical hold on trials of our drugs containing SEPA in October 2002. On April 10, 2003, the FDA lifted this clinical hold and we resumed clinical trials. Of total research and development expenses, $494,909 in 2003 and $185,457 in 2002 were paid to independent third party contractors.

     Marketing, general and administrative expenses for 2003 aggregated $3,798,092, an increase of $95,499 or 3%, from 2002's total of $3,702,593.
Marketing, general and administrative expenses in 2003 reflect a $160,000 increase in our Directors and Officers liability insurance premium, which increase was offset in part by savings attributable to a reduction in administrative staff in November 2002.

     Total other income decreased by $123,149 or 64%, from $193,542 in 2002 to $70,393 in 2003. The decrease is attributable primarily to lower interest income as a result of lower interest rates and a decrease in our average invested balance.

     For the year ended December 31, 2003, our net loss was $5,661,694 as compared to a loss of $7,514,514 for the previous year, a 25% decrease, which was due to the factors mentioned above.

LIQUIDITY AND CAPITAL RESOURCES

     Our funds on hand at December 31, 2004 are not sufficient to fund our operations through fiscal 2005 and, accordingly, the audit report of Deloitte & Touche LLP, our independent registered public accounting firm, on our 2004 financial statements includes an explanatory paragraph concerning our ability to continue as a going concern. The inclusion of this explanatory paragraph may materially and adversely affect our ability to raise new capital. We are currently in the process of trying to secure additional capital. We cannot assure you that sufficient funds will be available to us, if they are available at all, to enable us to continue to operate. As well, we will need to obtain stockholder approval for any issuance of additional equity securities that would comprise more than 20 percent of the Company's total shares of common stock outstanding at such time. The Company cannot assure you that it will be successful in obtaining any required stockholder approval.

     Since inception, our primary source of funding for our operations has been the private and public sale of our securities, and, to a lesser extent, the licensing of our proprietary technology and products, research collaborations, feasibility studies, government grants and the limited sales of products and test materials. During 2002, there were no exercises of stock options and warrants and no sales of common stock. During 2003, we received net proceeds of $99,575 from the exercise of stock options and warrants, and net proceeds of $2,971,605 as a result of the sale of our common stock in a private placement. During 2004, we received net proceeds of $443,817 from the exercise of warrants, and proceeds of $6,681,275 (net of issuance costs) as a result of the sale of our common stock in a private placement financing transaction.

     At December 31, 2004, working capital was approximately $5.6 million, compared to $6.3 million at December 31, 2003. The decrease in our working capital reflects the receipt of private placement proceeds and net proceeds from the exercise of warrants, reduced by the use of funds in operations. On March 9, 2004, we sold 5,402,000 shares of our common stock for $7,292,700 in gross proceeds ($6,681,275 net of issuance costs) in a private placement to institutional investors. The investors also received warrants to purchase an aggregate of 1,080,400 shares of common stock at a purchase price of $2.09 per share expiring five years from the closing date. Until such time as we obtain agreements with third-party licensees or partners to provide funding for our anticipated business activities, or otherwise generate revenue from the commercialization of our products, we will use our working capital to fund our operating activities.

     Pursuant to a plan approved by our Board of Directors in 1998, we are authorized to repurchase 1,000,000 shares of our common stock to be held as treasury shares for future use. During the fiscal year ended December 31, 2004, we did not repurchase any shares of common stock. At December 31, 2004, 62,260 repurchased shares remain available for future use and 679,587 shares remain available for repurchase under the plan.

     Capital expenditures and additional patent development costs for the year ended December 31, 2003 were approximately $3,454 and $94,396, respectively. Capital expenditures were $73,526 and patent development costs were $36,591 for the year ended December 31, 2004. We anticipate additional capital and patent expenditures will be approximately $100,000 for the fiscal year ending December 31, 2005.

     On July 10, 2003, the Board of Directors approved retention payments for certain key employees, including certain executive officers, in order to enhance retention of those employees. We made payments of approximately $84,000 on January 8, 2004 and we made payments of approximately $153,000 on July 2, 2004.

     As of December 31, 2004, we had $6,074,274 in cash, cash equivalents and short-term investments. We believe that our existing cash and cash equivalents will be sufficient to meet our operating expenses and capital expenditure requirements into July 2005. Our cash requirements may vary materially from those now planned because of changes in the focus and direction of our research and development programs, competitive and technical advances, patent developments or other developments. We will require additional financing to continue operations after we exhaust our current capital resources and to continue our long-term plans for clinical trials and new product development. We expect to continue financing our operations through sales of our securities, strategic alliances or other financing vehicles, if any, that might become available to us on terms that we deem acceptable.

     We do not enter into financial instrument transactions for trading or speculative purposes. We do not intend to establish any special purpose entity and do not have any material off balance sheet financing transactions. We do not believe that inflation will have any significant effect on the results of our operations.

     The following table summarizes our contractual obligations at December 31, 2004:

                                                                            Due In
                                            ----------------------------------------------------------------------
                                                Total       1 Year or                                  5 Years or
Obligations:                                    Amount         Less        1-3 Years     3-5 Years        More
                                            ------------   -----------    -----------   -----------   ------------
Lease commitment (through August 2005)      $    313,600   $   313,600    $        --   $        --   $         --

Employment agreements (per year).......        1,085,200     1,085,200             --            --             --
                                            ------------   -----------   ------------   -----------   ------------
Total contractual cash obligations...       $  1,398,800   $ 1,398,800    $        --   $        --   $         --
                                            ============   ===========    ===========   ===========   ============

     We excluded from the above contractual obligation summary clinical trial contracts that may approximate $1,200,000 in 2005. These contracts range in duration from six (6) weeks to five (5) months and we may terminate the contracts at our discretion.

     On October 18, 2004, we received written notice from Nasdaq stating that for the previous 30 consecutive business days the bid price of our common stock had closed below the minimum $1.00 per share requirement for continued inclusion in The Nasdaq SmallCap Market under Marketplace Rule 4310(c)(4). In accordance with Marketplace Rule 4310(c)(8), we were provided 180 calendar days, or until April 18, 2005, to regain compliance. In order to regain compliance, we must demonstrate a closing bid price for our common stock of $1.00 per share or more for a minimum of 10 consecutive business days.

     If we cannot demonstrate compliance with the $1.00 minimum bid price requirement by April 18, 2005, the Nasdaq Staff will grant us an additional 180 calendar days to regain compliance if, at that time, we meet The Nasdaq SmallCap Market initial listing requirements as set forth in Marketplace Rule 4310(c), except for the $1.00 minimum bid price requirement. If we do not qualify for the second 180 calendar day compliance period, or, if we do so qualify but have not regained compliance with the $1.00 minimum bid price requirement during the second 180 day compliance period, our securities would be delisted from the Nasdaq SmallCap Market. We would have the right to appeal the delisting to the Nasdaq Listing Qualifications Panel. A delisting of our common stock from The Nasdaq SmallCap Market could reduce the liquidity of an investment in our common stock and affect our ability to raise additional funds in the future.

RECENT ACCOUNTING PRONOUNCEMENTS

     In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 123R, Share-Based Payment ("SFAS No. 123R"). This Statement is a revision of SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. SFAS No. 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. The Statement requires entities to recognize stock compensation expense for awards of equity instruments to employees based on the grant-date fair value of those awards (with limited exceptions). SFAS No. 123R is effective for the first interim or annual reporting period that begins after June 15, 2005. MacroChem Corporation expects to adopt SFAS No. 123R using the Statement's modified prospective application method. The Company does not yet have an estimate of the effect on its statements of operations of adopting SFAS No. 123.

SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

                                       First            Second               Third              Fourth
                                 -------------------------------------------------------------------------
2004 Quarters
     Revenues                    $         ---      $        ---         $        ---        $        ---
     Net Loss                    $  (2,218,528)     $ (2,453,570)        $ (1,911,484)       $ (1,690,939)
     Net Loss per share          $       (0.06)     $      (0.06)        $      (0.05)       $      (0.05)
     (basic and diluted)

2003 Quarters
     Revenues                    $         ---      $  1,010,031         $        ---        $        ---
     Net Loss                    $  (1,169,378)     $   (547,250)        $ (1,609,448)       $ (2,335,619)
     Net Loss per share          $       (0.04)     $      (0.02)        $      (0.05)       $      (0.08)
     (basic and diluted)

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

     As of December 31, 2004, we were exposed to market risks, which relate primarily to changes in U.S. interest rates. Our cash equivalents and short-term investments are subject to interest rate risk and will decline in value if interest rates increase. Due to the short duration of these financial instruments, generally one year or less, changes in interest rates would not have a material effect on our financial position. A hypothetical 10% change in interest rates would not have a material effect on our Statement of Operations or Cash Flows for the twelve months ending December 31, 2005, based on December 31, 2004 balances.

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

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The information required under this Item 8 is set forth on pages 36 through 53 of this report.

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of MacroChem Corporation:

We have audited the accompanying balance sheets of MacroChem Corporation (the "Company") as of December 31, 2004 and 2003, and the related statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the auditing standards of the Public Company Accounting Standards Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company's recurring losses from operations raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of the uncertainty.

/s/ DELOITTE & TOUCHE LLP

Boston, Massachusetts
March 24, 2005

                                            MACROCHEM CORPORATION
                                               BALANCE SHEETS


                                                                             Fiscal Year ended December 31,
                                                                             ------------------------------
                                                                                 2004              2003
                                                                             ------------------------------
ASSETS
Current assets:
      Cash and cash equivalents                                              $  4,888,868      $  3,839,772
      Short-term investments                                                    1,185,406         3,169,523
      Prepaid expenses and other current assets                                   328,908           316,066
                                                                             ------------      ------------
          Total current assets                                                  6,403,182         7,325,361

Property and equipment, net                                                       183,079           227,659

Other assets:
      Patents, net                                                                523,603           667,435
      Deposits                                                                        ---            29,193
                                                                             ------------      ------------
          Total other assets                                                      523,603           696,628
                                                                             ------------      ------------
Total assets                                                                 $  7,109,864      $  8,249,648
                                                                             ============      ============
LIABILITIES
Current liabilities:
      Accounts payable                                                       $    244,148      $    358,097
      Accrued expenses and other liabilities                                      523,703           621,868
                                                                             ------------      ------------
          Total current liabilities                                               767,851           979,965

Deferred rent                                                                       5,509            33,363
                                                                             ------------      ------------
Total liabilities                                                                 773,360         1,013,328

Commitments and contingencies (Note 5)

STOCKHOLDERS' EQUITY
Preferred stock, authorized and unissued, 6,000,000 shares                            ---               ---
Common stock, $.01 par value, 100,000,000 and 60,000,000 shares authorized; 38,903,983 and 32,944,434 shares issued at December
      31, 2004 and December 31, 2003, respectively                                389,040           329,443
Additional paid-in capital                                                     82,941,131        75,778,945
Unearned compensation                                                                 ---            (2,451)
Accumulated deficit                                                           (76,824,517)      (68,549,996)
Less treasury stock, at cost, 62,260 and 116,302 shares at December 31,
      2004 and December 31, 2003, respectively                                   (169,150)         (319,621)
                                                                             ------------      ------------
Total stockholders' equity                                                      6,336,504         7,236,320
                                                                             ------------      ------------
Total liabilities and stockholders' equity                                   $  7,109,864      $  8,249,648
                                                                             ============      ============

See notes to financial statements.


                                            MACROCHEM CORPORATION
                                          STATEMENTS OF OPERATIONS


                                                                         Fiscal Year Ended December 31,
                                                                  ------------------------------------------
                                                                       2004           2003          2002
REVENUES

     Sale of patent                                               $        ---    $ 1,000,000    $       ---
     Research contracts                                                    ---         10,031         42,925
                                                                  ------------    -----------    -----------
         TOTAL REVENUES                                                    ---      1,010,031         42,925

OPERATING EXPENSES

     Research and development                                        4,221,039      2,938,026      3,998,388
     Marketing, general and administrative                           4,158,452      3,798,092      3,702,593
     Consulting fees with related parties                                  ---          6,000         50,000
                                                                  ------------    -----------    -----------

         TOTAL OPERATING EXPENSES                                    8,379,492      6,742,118      7,750,981
                                                                  ------------    -----------    -----------

LOSS FROM OPERATIONS                                                (8,379,492)    (5,732,087)    (7,708,056)

OTHER INCOME

     Interest income                                                   104,971         70,393        193,542
                                                                  ------------    -----------    -----------

         TOTAL OTHER INCOME                                            104,971         70,393        193,542
                                                                  ------------    -----------    -----------

NET LOSS                                                          $ (8,274,521)   $(5,661,694)   $(7,514,514)
                                                                  ============    ===========    ===========

BASIC AND DILUTED NET LOSS PER SHARE                              $      (0.22)   $     (0.19)   $     (0.27)
                                                                  ============    ===========    ===========

SHARES USED TO COMPUTE BASIC AND DILUTED NET LOSS PER SHARE         37,633,673     29,594,120     27,928,562
                                                                  ============    ===========    ===========

STOCK BASED COMPENSATION INCLUDED IN:

     Research and development                                     $      8,069    $    39,128    $    23,429
     Marketing, general and administrative                              21,122         69,468        224,436
                                                                  ------------    -----------    -----------
                                                                  $     29,191    $   108,596    $   247,865
                                                                  ============    ===========    ===========

See notes to financial statements.

                                            MACROCHEM CORPORATION
                                     STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                                                             Total
                              Common Stock Shares             Additional  Unearned    Accum-                   Cost of       Stock-
                              -------------------   Common     Paid-In     Compen-    ulated                  Treasury       holders
                               Issued    Treasury   Stock      Capital     sation     Deficit     Subtotal      Stock        Equity
------------------------------------------------------------------------------------------------------------------------------------
                             28,158,054  (253,346) $281,580  $73,019,790 $(71,156) $(55,373,788)$17,856,426 $(1,007,721)$16,848,705

BALANCE, JANUARY 1, 2002


Stock based compensation (1)      5,000         -        50      177,041   70,774             -     247,865           -     247,865
Stock issued to 401(k)
  trust                               -    68,082         -     (247,479)       -             -    (247,479)    334,942      87,463
Net loss                              -         -         -            -        -    (7,514,514) (7,514,514)          -  (7,514,514)
                             ----------  --------  --------  -----------  -------  ------------  ----------  ----------  ----------


BALANCE, DECEMBER 31, 2002   28,163,054  (185,264)  281,630   72,949,352     (382)  (62,888,302) 10,342,298    (672,779)  9,669,519


Stock based compensation (1)          -         -         -      110,665   (2,069)            -     108,596           -     108,596
Exercise of common stock
  options                       227,600         -     2,276       97,299        -             -      99,575           -      99,575
Stock issued to
  401(k) trust                        -    68,962         -     (304,439)       -             -    (304,439)    353,158      48,719
Issuance of common
  stock, net                  4,553,680         -    45,537    2,926,068        -             -   2,971,605           -   2,971,605
Net loss                              -         -         -            -        -    (5,661,694) (5,661,694)          -  (5,661,694)
                             ----------  --------  --------  -----------  -------  ------------  ----------  ----------  ----------


BALANCE, DECEMBER 31, 2003   32,944,334  (116,302)  329,443   75,778,945   (2,451)  (68,549,996)  7,555,941    (319,621)  7,236,320
                             ==========  ========  ========  ===========  =======  ============  ==========  ==========  ==========


Stock based compensation (1)          -         -         -       26,740    2,451             -      29,191           -      29,191
Exercise of warrants            378,360         -     3,784      440,033        -             -     443,817           -     443,817
Stock issued to
  401(k) trust                        -    54,042         -      (91,411)       -             -     (91,411)    150,471      59,060
Issuance of common
  stock, net                  5,402,000         -    54,020    6,627,255        -             -   6,681,275           -   6,681,275
Issuance of restricted
  stock                         179,289         -     1,793      159,569                            161,362           -     161,362
Net loss                              -         -         -            -        -    (8,274,521) (8,274,521)          -  (8,274,521)
                             ----------  --------  --------  -----------  -------  ------------  ----------  ----------  ----------


BALANCE, DECEMBER 31, 2004   38,903,983   (62,260) $389,040  $82,941,131  $     -  $(76,824,517) $6,505,654  $ (169,150) $6,336,504
                             ==========  ========  ========  ===========  ======= =============  ==========  ==========  ==========

(1) See following page for details.
See notes to financial statements.                                                                                       (continued)

                                                        MACROCHEM CORPORATION
                                                 STATEMENTS OF STOCKHOLDERS' EQUITY

(1)  Stock Based Compensation
                                                                                     Additional
                                                                Common Stock           Paid-In       Unearned
                                                              Shares     Amount        Capital     Compensation        Total

2002
Issuance of common stock options to non-employees                ----   $  ----      $    ----                       $    ----
Amortization and other changes in unearned compensation          ----      ----        (28,697)          70,774         42,077
Stock based compensation to employees and directors             5,000        50        205,738             ----        205,788
                                                              -------   -------      ---------     ------------      ---------
                                                                5,000   $    50      $ 177,041     $     70,774      $ 247,865
                                                              =======   =======      =========     ============      =========
2003
Issuance of common stock options to non-employees                ----   $  ----      $  35,108     $     (4,902)     $  30,206
Amortization and other changes in unearned compensation          ----      ----            (11)           2,833          2,822
Stock based compensation to employees and directors              ----      ----         75,568             ----         75,568
                                                              -------   -------      ---------     ------------      ---------
                                                                 ----   $  ----      $ 110,665     $     (2,069)     $ 108,596
                                                              =======   =======      =========     ============      =========

2004
Issuance of common stock options to non-employees                ----   $  ----      $  15,322             ----      $  15,322
Amortization and other changes in unearned compensation          ----      ----          4,093            2,451          6,544
Stock based compensation to employees and directors              ----      ----          7,325             ----          7,325
                                                              -------   -------      ---------     ------------      ---------
                                                                 ----   $  ----      $  26,740     $      2,451      $  29,191
                                                              =======   =======      =========     ============      =========


See notes to financial statements.                                                                                       (concluded)

                                             MACROCHEM CORPORATION
                                            STATEMENTS OF CASH FLOWS

                                                                            Year Ended December 31,
                                                                ----------------------------------------------
                                                                    2004             2003             2002
                                                                ------------     ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                                   $ (8,274,521)    $ (5,661,694)    $ (7,514,514)

     Adjustments to reconcile net loss to net cash used
     by operating activities:
       Depreciation and amortization                                 172,906          185,847          216,921
       Stock-based compensation                                      190,553          108,596          247,865
       Loss on disposal                                                  767              ---              ---
       401(k) contributions in company common stock                   59,060           48,719           87,463
       Deferred rent                                                 (27,854)         (14,346)          (1,166)
       Reduction to capitalized patents                              124,853              ---              ---
     Change in assets and liabilities:
       Accounts receivable                                               ---              ---          334,919
       Receivable due from related party                                 ---           25,057             (893)
       Prepaid expenses and other current assets                     (12,842)        (110,801)           5,321
       Accounts payable and accrued expenses                        (212,111)         565,186         (945,184)
       Deposits                                                       29,193              ---              ---
                                                                ------------     ------------     ------------
Net cash used by operating activities                             (7,949,996)      (4,853,436)      (7,569,268)
                                                                ------------     ------------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Sales of short-term investments                               2,000,000        5,000,000        7,900,000
     Purchases of short-term investments                             (15,883)         (51,178)        (185,527)
     Expenditures for property and equipment                         (73,526)          (3,454)         (31,991)
     Additions to patents                                            (36,591)         (94,396)         (39,346)
                                                                ------------     ------------     ------------
Net cash provided by investing activities                          1,874,000        4,850,982        7,643,136
                                                                ------------     ------------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net proceeds from exercise of common stock
     options                                                             ---           99,575              ---
     Net proceeds from issuance of common stock                    6,681,275        2,971,605              ---
     Proceeds from exercise of warrants                              443,817              ---              ---
                                                                ------------     ------------     ------------
Net cash provided by financing activities                       $  7,125,092     $  3,071,180     $        ---
                                                                ------------     ------------     ------------

See notes to financial statements.                                                                 (Continued)

                                             MACROCHEM CORPORATION
                                      STATEMENTS OF CASH FLOWS (Continued)


                                                                           Years Ended December 31,
                                                                ----------------------------------------------
                                                                    2004            2003              2002
                                                                ------------     ------------     ------------

NET CHANGE IN CASH
     AND CASH  EQUIVALENTS                                      $  1,049,096     $  3,068,726     $     73,868

CASH AND CASH EQUIVALENTS,
     BEGINNING OF YEAR                                             3,839,772          771,046          697,178
                                                                ------------     ------------     ------------

CASH AND CASH EQUIVALENTS,
     END OF YEAR                                                $  4,888,868     $  3,839,772     $    771,046
                                                                ============     ============     ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

The Company did not pay any cash for interest expense or income taxes during the years ended December 31, 2004, 2003 and 2002.


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

     The Company has been engaged primarily in research and development since its inception in 1981 and has derived limited revenues from the commercial sale of its products, licensing of certain technology and feasibility studies. The Company has had no revenues relating to the sale of any products currently under development. The Company has incurred net losses every year since its inception and the Company anticipates that losses may continue for the foreseeable future. At December 31, 2004, the Company's accumulated deficit was approximately $76.8 million. The Company's ability to continue operations after its current capital resources are exhausted depends on its ability to obtain additional financing and achieve profitable operations, as to which no assurances can be given. The Company believes that its existing cash and cash equivalents will be sufficient to fund operations under the Company's current plan into July 2005. The Company's cash requirements may vary materially from those now planned because of changes in the focus and direction of its research and development programs, competitive and technical advances, patent developments or other developments. To continue to operate, the Company will require significant additional funding. The Company is assessing opportunities to raise capital and expects to continue financing operations through sales of securities, strategic alliances and other financing vehicles, if any, that might become available to the Company on terms that it deems acceptable. The Company cannot assure that sufficient funds will be available to the Company, if they are available at all, to enable the Company to continue to operate. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

     FAIR VALUE OF FINANCIAL INSTRUMENTS - The carrying amounts of cash and cash equivalents, accounts payable and accrued expenses approximate their fair value because of their short-term nature. Short-term investments are carried at aggregate fair value.

     CONCENTRATION OF RISK - Cash and cash equivalents and short-term investments at December 31, 2004 and 2003 are primarily comprised of government agency securities and certificates of deposit.

     CASH AND CASH EQUIVALENTS - Cash equivalents consist of short-term, highly liquid investments with a maturity of three months or less when purchased.

     SHORT-TERM INVESTMENTS - The Company has classified its short-term investments as "available-for-sale" and, accordingly, carries such securities at aggregate fair value. Fair value has been determined based on quoted market prices. The cost of such securities approximates fair market value. Short-term investments are a liquid money market mutual fund with a carrying value of $1,185,406 and $3,169,523 at December 31, 2004 and 2003, respectively.

     PROPERTY AND EQUIPMENT - Property and equipment are stated at cost. Depreciation and amortization are provided on the straight-line method over the estimated useful lives of the related assets, which range from five to ten years.

     PATENTS - The Company has filed applications for United States and foreign patents covering aspects of its technology. Costs and expenses incurred in connection with pending patent applications are deferred. Costs related to successful patent applications are amortized over the estimated useful lives of the patents, not exceeding 20 years, using the straight-line method. Accumulated patent costs and deferred patent application costs related to patents that are considered to have limited future value are charged to expense. Accumulated amortization aggregated approximately $274,379 and $237,511, respectively, at December 31, 2004 and 2003. On an on-going basis, the Company evaluates the recoverability of the net carrying value of various patents by reference to the patent's expected use in drug and other research activities as measured by outside interest in the Company's patented technologies and management's determination of potential future uses of such technologies.

     LONG-LIVED ASSETS - The Company reviews its long-lived assets for impairment when events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable. Recoverability of such assets to be held and used is measured by a comparison of the carrying amount of the asset to future discounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Following a complete review of the results of a Phase 2 pharmacodynamic study of Topiglan in which Topiglan did not meet its primary clinical endpoints, the Company has no plans for further clinical studies of Topiglan at this time. Accordingly, as of June 30, 2004, the Company recorded a reduction of $124,853 to the carrying value of certain patent assets related to Topiglan.

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

     STOCK BASED COMPENSATION - The Company has applied the intrinsic value method of accounting for stock options and awards granted to employees. The Company has accounted for stock options and awards to non-employees using the fair value method.

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

     The Company has used the intrinsic value method to account for stock-based compensation to employees and directors. The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value method to stock-based employee and director compensation:


                                                        2004           2003            2002
                                                   ------------   -------------   -------------
Net loss as reported                               $(8,274,521)   $(5,661,694)   $(7,514,514)

Add:  Stock-based employee compensation
     expense included in reported net loss               7,325         75,568        189,920

Deduct:  Total stock employee compensation
     measured using the fair value method           (1,038,725)    (1,449,341)    (2,174,596)
                                                   -----------    -----------    -----------

Pro forma net loss                                 $(9,305,921)   $(7,035,467)   $(9,499,190)
                                                   ===========    ===========    ===========

Basic and diluted net loss per share - as
     reported                                      $     (0.22)   $     (0.19)   $     (0.27)
                                                   ===========    ===========    ===========

Basic and diluted net loss per share - pro
     forma                                         $     (0.25)   $     (0.24)   $     (0.34)
                                                   ===========    ===========    ===========


     The fair value of options on their grant date was measured using the Black/Scholes option pricing model. Key assumptions used to apply this pricing model are as follows:


                                                 2004             2003              2002
                                            -------------      -----------      -----------
Risk-free interest rate                     3.05% - 4.14%      2.62%-3.47%      4.08%-4.53%
Expected life of option grants                 6 years           6 years          6 years
Expected volatility of underlying stock          97%               97%              154%
Expected dividend payment rate, as a
   percentage of the stock price on the
   date of grant                                 ---               ---               ---

     The weighted average fair values of options granted during 2004, 2003 and 2002 were $1.22, $0.86 and $1.20, respectively.

     The option pricing model used was designed to value readily tradable stock options with relatively short lives. The options granted to employees are not tradable and have contractual lives of up to ten years.

     INCOME TAXES - The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the Company's financial statements or tax returns. Deferred tax assets and liabilities are determined based upon the difference between the financial reporting basis and the tax basis of existing assets and liabilities using enacted tax rates expected to be in effect in the year(s) in which the differences are expected to reverse. A valuation allowance is provided against deferred tax assets if it is more likely than not that such assets will not be realized.

     NET LOSS PER SHARE - Basic earnings per share is computed using the weighted average number of common shares outstanding during each year. Diluted earnings per common share reflect the effect of the Company's outstanding options and warrants, except where such items would be anti-dilutive. Due to the net losses reported in 2004, 2003 and 2002, basic and diluted per share amounts are the same. For the years ended December 31, 2004, 2003 and 2002, potential common shares are not included in the per share calculations for diluted EPS, because the effect of their inclusion would be anti-dilutive. Anti-dilutive potential shares not included in per share calculations for 2004, 2003 and 2002 were approximately 6,548,611, 5,451,000 and 5,059,000 shares, respectively.

     RECENT ACCOUNTING PRONOUNCEMENT - In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 123R, Share-Based Payment ("SFAS No. 123R"). This Statement is a revision of SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. SFAS No. 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. The Statement requires entities to recognize stock compensation expense for awards of equity instruments to employees based on the grant-date fair value of those awards (with limited exceptions). SFAS No. 123R is effective for the first interim or annual reporting period that begins after June 15, 2005. MacroChem Corporation expects to adopt SFAS No. 123R using the Statement's modified prospective application method. The Company does not yet have an estimate of the effect on its statements of operations of adopting SFAS No. 123.

2.   PROPERTY AND EQUIPMENT

         Property and equipment consists of the following as of December 31:

                                                                2004            2003
                                                            ------------    ------------
        Laboratory equipment                                $  1,125,978    $  1,098,296
        Office equipment                                         488,208         444,365
        Leasehold improvements                                   250,048         250,048
               Total                                           1,864,234       1,792,709

        Less:  accumulated depreciation                       (1,681,155)     (1,565,050)

        Property and equipment, net                         $    183,079    $    227,659

3.   ACCRUED EXPENSES

         Accrued expenses consists of the following as of December 31:

                                                                2004            2003
                                                            ------------    ------------
Accrued professional fees                                   $    101,000    $     59,000
Accrued clinical trial costs                                      23,108          23,108
Accrued bonuses                                                  213,688         421,188
Accrued other                                                    185,907         118,572

                                                            $    523,703    $    621,868

4.   STOCKHOLDERS' EQUITY

     AUTHORIZED CAPITAL STOCK - Authorized capital stock consists of 100,000,000 shares of $.01 par value common stock of which 38,903,983 shares are issued (38,841,723 are outstanding) and 6,548,611 are reserved for issuance upon exercise of common stock options and warrants at December 31, 2004. Authorized and unissued preferred stock totals 6,000,000 shares, of which 600,000 shares have been designated Series B Preferred Stock. On June 23, 2004, at the Company's Annual Meeting of Stockholders, the Company's stockholders approved a Certificate of Amendment to the Company's Certificate of Incorporation, as amended, to increase the number of authorized shares of capital stock from 60,000,000 shares of Common Stock and 6,000,000 shares of Preferred Stock to 100,000,000 shares of Common stock and 6,000,000 shares of Preferred Stock. During 1998, the Company's Board of Directors authorized the repurchase of up to 1,000,000 shares of common stock at market price. The Company repurchased no shares in 2002, 2003 and 2004. At December 31, 2004, 62,260 repurchased shares remain available for future use and 679,587 shares are available to be repurchased.

     WARRANTS - During 2004, the Company conducted a private placement in which primarily institutional investors received warrants to purchase an aggregate of 1,080,400 shares of common stock at a purchase price of $2.09 per share for a period of five years. As of December 31, 2004, none of the $2.09 warrants had been exercised.

     During 2003, the Company conducted a private placement in which primarily institutional investors received warrants to purchase an aggregate of 910,736 shares of common stock at a purchase price of $1.173 per share for a period of three years. As of December 31, 2004, 378,360 of the $1.173 warrants issued to the institutional investors had been exercised. The placement agent in this transaction received a warrant to purchase 150,000 shares of common stock at a purchase price of $1.173 for a period of three years. As of December 31, 2004, none of the $1.173 warrants issued to the placement agent had been exercised.

     During 2001, institutional investors received warrants to purchase an aggregate of 313,209 shares of common stock at a purchase price of $8.995 per share expiring in five years in connection with a private placement. The warrants are callable by the Company if the closing price of the stock is higher than $17.99 for 15 consecutive trading days at any time before expiration. As a result of subsequent financing transactions, the exercise price of these warrants has been adjusted to $6.94 in accordance with the terms of the warrants. As of December 31, 2004, none of these warrants had been exercised.

     During 2000, as part of a financing, two institutional investors received warrants to purchase an aggregate of 363,322 shares of common stock at a purchase price of $5.90 per share expiring in five years. As a result of subsequent financing transactions, the exercise price of these warrants has been adjusted to $4.64 in accordance with the terms of the warrants. Through December 31, 2004, none of these warrants had been exercised. In addition, the investors received a warrant to purchase additional shares at a purchase price of $.01 per share exercisable only upon certain conditions relating to the trading price of the common stock during the period following December 12, 2000. Through December 31, 2004, 880,314 of the $0.01 warrants had been exercised. There are no further exercises available under the $.01 warrants. The placement agent received a warrant to purchase 108,999 shares of common stock at a purchase price of $7.43 per share expiring in five years. As a result of subsequent financing transactions, the exercise price of these warrants has been adjusted to $5.74 in accordance with the terms of the warrants. Through December 31, 2004, 50,000 of these warrants had been exercised.

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

     Under the terms of the 2001 Plan, the Company may grant options to purchase up to a maximum of 5,200,000 shares of common stock to certain employees, directors and consultants. On June 23, 2004, at the Company's Annual Meeting of Stockholders, the Company's stockholders approved an amendment to the Company's 2001 Incentive Plan to increase the number of shares of Common Stock authorized for issuance under the Incentive Plan by 4,000,000 from 1,200,000, resulting in a maximum of 5,200,000 shares of common stock that may be granted as options. The options may be awarded as incentive stock options (employees only) and non-incentive stock options (certain employees, directors and consultants).

     The 2001 Plan, 1994 Plan and the ISO Plan state that the exercise price of options shall not be less than fair market value at the date of grant.

     The following table presents activity under all stock option plans:

                                                 Number of      Weighted Average
                                                  Options        Exercise Price

Outstanding January 1, 2001                      4,055,145          $   4.99
                  Granted                        1,018,000              1.19
                  Exercised                            ---               ---
                  Canceled                       (749,198)              6.72
                                                 ---------      ----------------

Outstanding December 31, 2002                    4,323,947              3.82
                  Granted                          446,600              1.12
                  Exercised                      (227,600)              0.44
                  Canceled                       (888,652)              2.20
                                                 ---------      ----------------

Outstanding December 31, 2003                    3,654,295              4.09
                  Granted                          384,000              1.62
                  Exercised                            ---               ---
                  Canceled                       (488,000)              2.98
                                                 ---------      ----------------

Outstanding December 31, 2004                    3,550,295          $   3.98
                                                 =========      ================

Exercisable at December 31:   2004               2,855,731          $   4.59
                                                 =========      ================
                              2003               2,983,014          $   4.53
                                                 =========      ================
                              2002               2,995,321          $   4.55
                                                 =========      ================


     The following table sets forth information regarding options outstanding at December 31, 2004:

                                                         Weighted Ave.                        Weighted Ave.
                       Number of           Number           Exercise                        Exercise Price-
Range of Exercise       Options          Currently       Price-Options     Weighted Ave.       Currently
      Prices          Outstanding       Exercisable       Outstanding      Remaining Life     Exercisable
-----------------     -----------       -----------      -------------     --------------   ---------------
  $0.63 - $1.11          388,500           372,833         $   0.68             8.03            $  0.67
   1.15 - 1.82           918,100           239,203             1.46             8.59               1.45
   2.215 - 3.02          290,820           290,820             2.54             6.02               2.54
   3.155 - 4.875         464,025           464,025             4.22             3.25               4.22
   5.00 - 5.875          687,650           687,650             5.64             3.20               5.64
   5.938 - 6.875         546,200           546,200             6.35             5.80               6.35
   7.00 - 12.688         255,000           255,000             9.72             3.55               9.72
                       ---------         ---------         --------          -------            -------
TOTAL                  3,550,295         2,855,731         $   3.98             5.78            $  4.59
                       =========         =========         ========          =======            =======

     All options granted during the three year period ended December 31, 2004 were granted at the market price of the stock.

     At December 31, 2004, the Company has reserved 6,048,611 shares of common stock for issuance under all stock option plans and for warrants outstanding.

     UNEARNED COMPENSATION - The following table sets forth the changes to the Company's reported unearned compensation for the years ended December 31, 2004, 2003 and 2002 for the non-employee options:

                                                                     2004            2003            2002
                                                                  ----------      ----------      ----------
     Balance, January 1                                           $    2,451      $      382      $   71,156
     Options, warrants and common stock granted to
           non-employees valued at fair market value                  15,322           4,902             ---
     Amortization of unearned compensation                           (17,773)         (2,822)        (70,774)
     Other changes in unearned compensation
                                                                         ---             (11)            ---
                                                                  ----------      ----------      ----------
     Balance, December 31                                         $      ---      $    2,451      $      382
                                                                  ----------      ----------      ----------

     STOCK AND STOCK OPTION ISSUANCES TO NON-EMPLOYEES - During 2004, 2003 and 2002, the Company issued 15,000, 47,500 and 30,000 stock grants and options, respectively, to non-employees and consultants and recorded unearned compensation of $15,322, $4,902 and $0, respectively.

     STOCK AND STOCK OPTION ISSUANCES OUTSIDE THE STOCK OPTION PLANS - During 2003, an option to purchase 500,000 shares of common stock was granted to Robert
J. DeLuccia, the Company's new Chief Executive Officer, of which 150,000 shares vested immediately, with the remainder vesting over two years, with an exercise price of $1.06 per share.

     STOCK SALES - In July 2001, the Company sold 1,566,047 shares of common stock to institutional investors. Net proceeds were $9,406,000. In September 2003, the Company sold 4,553,680 shares of common stock to primarily institutional investors. Gross proceeds were $3,246,000 ($2,971,505 net of issuance costs). In March 2004, the Company sold 5,402,000 shares of common stock to primarily institutional investors. Gross proceeds were $7,292,700 ($6,681,274 net of issuance costs).

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

     The Board of Directors has authorized 600,000 shares of Series B Preferred Stock.

5.  COMMITMENTS AND CONTINGENCIES

     LEASE COMMITMENTS - The Company leases office space under an agreement expiring on August 31, 2005. The lease includes payment increases over the term of the agreement. The total amount of the lease payments is being charged to expense using the straight-line method over the term of the agreement. The Company has recorded deferred rent to reflect the excess of rental expense over cash payments since the inception of the agreement. Future minimum payments under the agreement are $313,600.

     Rent expense included in the statement of operations was approximately $462,735, $451,800 and $438,600 for the years ended December 31, 2004, 2003 and
2002, respectively.

     EMPLOYMENT AND CONSULTING AGREEMENTS - The Company has employment and consulting agreements with various consultants and certain key employees. The terms of each key employee agreement provide that the employee is an employee at-will. The terms of the consulting agreements do not exceed one year. These agreements provide for annual payments of approximately $1,085,250.

6.  INCOME TAXES

     No income tax provision or benefit has been provided for federal or state income tax purposes as the Company has incurred losses in all periods reported and recoverability of these losses in future tax filings is uncertain. As of December 31, 2004, the Company has available net operating loss carryforwards of approximately $64,832,000 for federal income tax purposes, expiring through 2024 and $45,997,000 for state income tax purposes, expiring through 2009. In addition, the Company has unused investment and research and development tax credits for federal and state income tax purposes aggregating $1,611,000 and $935,000, respectively. The use of the federal net operating loss may also be restricted due to changes in ownership in accordance with definitions as stated in the Internal Revenue Code.

     The net tax effect of differences in the timing of certain revenue and expense items and the related carrying amounts of assets and liabilities for financial reporting and tax purposes are not material and, accordingly, are not displayed in the table below. The components of the Company's deferred tax assets as of December 31, 2004 and 2003 are as follows:

                                                   2004            2003
                                               -----------      -----------
     Deferred Tax Assets:
       Net operating loss carryforwards        $24,927,000      $22,469,000
       Tax credit carryforwards                  2,546,000        2,365,000
                                               -----------      -----------
                                                27,473,000       24,834,000
     Valuation allowance                       (27,473,000)     (24,834,000)
                                               -----------      -----------
     Deferred tax asset, net                   $       ---      $       ---
                                               ===========      ===========

     For the years ended December 31, 2004 and 2003, the valuation allowance was increased by approximately $2,639,000 and $994,000, respectively, due to the uncertainty of future realization of currently generated net operating loss and tax credit carryforwards.

7.  EMPLOYEE BENEFIT PLAN

     The Company sponsors a qualified 401(k) Retirement Plan (the "Plan") under which employees are allowed to contribute certain percentages of their pay, up to the maximum allowed under Section 401(k) of the Internal Revenue Code. Company contributions to the Plan are at the discretion of the Board of Directors. The Company contributed 54,042 shares of common stock in 2004, 68,962 shares of common stock in 2003 and 68,082 shares of common stock in 2002, valued at $59,060, $48,719 and $87,463, respectively.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not applicable.

ITEM 9A.    CONTROL AND PROCEDURES.

     As of the end of the period covered by this report, we carried out a review, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in the SEC rules promulgated under the Securities Exchange Act of 1934, as amended), which are designed to ensure that information required to be disclosed in our Securities and Exchange Commission reports is properly and timely recorded, processed, summarized and reported. Based upon that review, our Chief Executive Officer and Chief Financial Officer concluded that these controls and procedures are operating in an effective manner as of December 31, 2004.

     There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION.

     Not applicable.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth the year each of our current directors was first elected and the age, positions, and offices presently held by each director with the Company:

Name                                Age      Position with MacroChem
-----------------------------      -----     ------------------------------
John L. Zabriskie, Ph.D.            65       Chairman of the Board of
                                               Directors
Robert J. DeLuccia                  59       President, Chief Executive
                                               Officer and Vice Chairman of the
                                             Board of Directors
Michael A. Davis, M.D., Sc.D.       63       Director
Paul S. Echenberg                   61       Director
Peter G. Martin                     56       Director

     The following is a brief summary of the background of each of our directors:

     JOHN L. ZABRISKIE, PH.D., has served as a Director of MacroChem since 2000 and was elected Chairman of the Board of Directors in 2001. Since 2001, he has been a co-founder and Director of PureTech Ventures, LLC. From 1997 to 2000, he was Chairman, President and Chief Executive Officer of NEN Life Science Products, which was sold to Perkin Elmer. In 1994, Dr. Zabriskie became

Chairman, President and Chief Executive Officer of Upjohn; he was responsible for Upjohn's merger with Pharmacia, and became Chief Executive Officer of the merged company. Before his appointment at Upjohn, he spent nearly 30 years with Merck & Company, rising to Executive Vice President and President of Merck Manufacturing Division. He is a member of the Board of Directors of PureTech Ventures, LLC (since 2000) and the following publicly traded companies: Array Biopharma (since 2001); Biosource International (since 2002); Momenta Pharmaceuticals, Inc. (since 2001); and Kellogg Company (since 1995). Dr. Zabriskie received a B.S. in chemistry from Dartmouth College and a Ph.D. in organic chemistry from the University of Rochester.

     ROBERT J. DELUCCIA has served as our President and Chief Executive Officer and Vice Chairman of the Board of Directors since June 2003 and as a Director since 2000. From 1998 to 1999, Mr. DeLuccia served as President and Chief Executive Officer of Immunomedics, Inc., a Nasdaq-listed biopharmaceutical company focused on the development and commercialization of antibody diagnostic imaging and therapeutic products for cancer and infectious diseases. Prior to Immunomedics, he was President of Sterling Winthrop Pharmaceuticals, the U.S. subsidiary of Sanofi (now Sanofi-Aventis). Mr. DeLuccia began his career as a pharmaceutical sales representative for Pfizer and progressed to Vice President Marketing and Sales Operations for Pfizer's Roerig Division. He is also a member of the board of directors of IBEX Technologies, a publicly traded (TSX) pharmaceutical company specializing in the development of biological markers for diagnosis, monitoring and treatment of cancer and arthritis, and TOPIGEN Pharmaceuticals, Inc., a publicly traded (TSX) developer of anti-inflammatory respiratory products. Mr. DeLuccia holds both a B.S. and an M.B.A. in marketing from Iona College.

     MICHAEL A. DAVIS, M.D., SC.D., has served as a Director of MacroChem since 1997 and provided medical and pharmaceutical consulting services to MacroChem from 1991 to 2003. He currently is Medical Director of E-Z-EM, Inc., a public company engaged in supplying oral radiographic contrast media and medical devices. Dr. Davis served as a Director of E-Z-EM from 1995 to 2004 and currently holds the designation of Director Emeritus. In November of 2004 he was elected a Director and Chairman of the Executive Committee of OmniCorder Technologies, Inc., a public company engaged in infrared imaging of perfusion. From 1980 to 2002, Dr. Davis was Professor of Radiology and Nuclear Medicine and Director of the Division of Radiologic Research at the University of Massachusetts Medical School. From 1986 to 2002, he was Affiliate Professor of Biomedical Engineering at Worcester Polytechnic Institute. From 1982 to 1997, Dr. Davis was Adjunct Professor of Surgery at Tufts University School of Veterinary Medicine. In addition, from February to November 1999 he was President and Chief Executive Officer of Amerimmune Pharmaceuticals, Inc., a public company, and its wholly owned subsidiary, Amerimmune Inc., which is engaged in developing drugs relating to the immune system. From February 1999 to March 2003, Dr. Davis served as a Director of both Amerimmune Pharmaceuticals, Inc. and Amerimmune Inc. Dr. Davis received a B.S. and M.S. from Worcester Polytechnic Institute, an S.M. and Sc.D. from the Harvard School of Public Health, an M.B.A. from Northeastern University and an M.D. from the University of Massachusetts Medical School.

     PAUL S. ECHENBERG has served as a Director of MacroChem since 2000. Since 1997, he has been the President and Chief Executive Officer of Schroders & Associates Canada, Inc. and a director of Schroder Ventures Limited. These firms provide merchant banking advisory services to a number of Canadian buy-out funds. He is a director of the following publicly traded companies: E-Z-EM, Inc., AngioDynamics, Inc. and Benvest Capital Inc., a merchant bank that he founded. From 1989 through 1997, Mr. Echenberg was President of Eckvest Equity, Inc., a private merchant bank providing consulting and personal investment services. From 1970 to 1989, he was President and Chief Executive Officer of Twinpak, Inc., a manufacturer of plastic packaging, and from 1982 to 1989 he was Executive Vice President of CB Pak, Inc., a publicly traded plastic, glass and packaging company. Mr. Echenberg received a B.Sc. from McGill University and an M.B.A. from Harvard Business School.

     PETER G. MARTIN has served as a Director of MacroChem since 1995. Since 1990, Mr. Martin has been an independent investment banker and venture capitalist and currently an advisor to Enzo Biochem. Prior to 1990, he was a commercial banker. Mr. Martin was initially elected to the Board of Directors as the designee of David Russell, who privately purchased one million shares of our Common Stock in 1995. Mr. Russell is no longer entitled to designate a Director of MacroChem. Mr. Martin received a B.A. and J.D. from Fordham University and an M.B.A. from Columbia University.

AUDIT COMMITTEE

     Mr. Martin (Chairman), Dr. Davis and Mr. Echenberg serve as members of the Audit Committee, which was established to assist the Board of Directors by (1) reviewing our financial results and recommending the selection of our independent auditors; (2) reviewing the effectiveness, quality and integrity of our accounting policies and practices, financial reporting and internal controls; and (3) reviewing the scope of the audit, the fees charged by the independent auditors and any transactions which may involve a potential conflict of interest. The Board of Directors has determined that Mr. Echenberg is the "audit committee financial expert." Each member of the Audit Committee meets the definition of "independence" as required by applicable listing standards of The Nasdaq Stock Market, Inc. and the established criteria of the SEC.

Executive Officers

        Name                 Age      Position with MacroChem
-----------------------     -----     ------------------------------------------
Robert J. DeLuccia           59       President, Chief Executive Officer and
                                        Vice Chairman of the Board of Directors
Thomas C.K. Chan, Ph.D.      49       Vice President of Research and
                                        Development, Chief Technology Officer
Glenn E. Deegan              38       Vice President and General Counsel
Bernard R. Patriacca         61       Vice President, Chief Financial Officer
                                        and Treasurer
Melvin A. Snyder             62       Vice President, Market Development

     The following is a brief summary of the backgrounds of Dr. Chan, Mr. Deegan, Mr. Patriacca and Mr. Snyder. The background of our other executive officer, Mr. DeLuccia, is summarized above.

     THOMAS C.K. CHAN, PH.D., has served as our Vice President of Research and Development and Chief Technology Officer since April 2003. From September 2001 until April 2003, Dr. Chan served as our Vice President of Research and

Technology. From December 2000 until September 2001, he served as our Senior Director of Pre-clinical Studies. From 1997 to 2000, he served as Senior Director of Pharmacology and Toxicology at EPIX Medical, Inc. From 1994 to 1997, he served as Director of Therapeutic Development at Creative BioMolecules, Inc. and from 1992 to 1993, Dr. Chan served as their Manager of Pharmacology and Toxicology. From 1990 to 1992, he served as Associate Director at the Purdue Cancer Center. Dr. Chan earned a B.Sc. in Biochemistry/Microbiology and a doctorate in Pharmacology from the University of British Columbia. He then completed a fellowship in Hematology/Oncology at the UCSD Cancer Center in San Diego.

GLENN E. DEEGAN, ESQ., has served as our Vice President, General Counsel and Secretary since July 2003. From June 2001 until July 2003, Mr. Deegan served as our Director of Legal Affairs and as General Counsel and Secretary. Prior to joining MacroChem, he served as Assistant General Counsel of Summit Technology, Inc. from 1999 to 2001. Earlier in his career, Mr. Deegan was engaged in the private practice of law in Boston at Holland & Knight LLP from 1997 to 1999 and at Nutter, McClennen & Fish, LLP from 1993 to 1997. Mr. Deegan also served as law clerk to the Honorable Francis J. Boyle in the United States District Court for the District of Rhode Island from 1992 to 1993. Mr. Deegan holds a B.S. from Providence College and a J.D. from Boston College.

     BERNARD R. PATRIACCA, C.P.A., has served as our Vice President, Chief Financial Officer and Treasurer since April 2001. From 1997 to 2001, he served as Vice President and Controller of Summit Technology, Inc. From 1994 to 1997, he served as Vice President of Errands Etc., Inc., a privately held homeowners' personal service company. From 1991 to 1994, Mr. Patriacca held senior financial management positions at several privately held consumer services companies. From 1973 to 1991, he was employed in various capacities at Dunkin Donuts, Inc., including Chief Financial Officer and Director. Mr. Patriacca received an M.B.A. and a B.S. from Northeastern University.

     MELVIN A. SNYDER, has served as our Vice President for Market Development since October 2000. From June 1999 until October 2000, he served as a consultant to us in the area of business development. From 1998 until 1999, he was Vice President of Marketing and Business Development at Immunomedics, and, between 1995 and 1998, he served as a consultant to several pharmaceutical companies including Immunomedics. Between 1975 and 1995, he was President of ProClinica Inc., a marketing communications and licensing-support company. Mr. Snyder holds a B.A. from Lehigh University.

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

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who beneficially own more than 10 percent of the Company's Common Stock to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Based solely on its review of the copies of such reports received by it, and written representations from certain reporting persons that no Forms 5 were required for those persons, the Company believes that during 2004 all filing requirements applicable to its officers, directors, and such 10 percent beneficial owners were complied with.

ITEM 11.          EXECUTIVE COMPENSATION.

EXECUTIVE OFFICERS' COMPENSATION

     The following table sets forth the compensation earned by or paid or awarded to Mr. Patriacca, Dr. Chan and Mr. Snyder during each of the three fiscal years ended December 31, 2004, and to Mr. DeLuccia and Mr. Deegan during each of the two fiscal years ended December 31, 2004:

                                                   SUMMARY COMPENSATION TABLE

                                                                                           Long-Term
                                              Annual Compensation                     Compensation Awards
                                                                                                   Securities
                                                                Other Annual       Restricted      Underlying       All Other
    Name and                                        Bonus       Compensation      Stock Awards       Options       Compensation
Principal Position         Year     Salary ($)       ($)           ($)(1)            ($)(2)          (#)(3)           ($)(4)
-----------------------    ----     ----------    ---------     ------------      ------------    ------------     ------------
Robert J. DeLuccia (5)     2004     288,000         58,752          17,688            -----         271,840           -----
  President, Chief         2003     195,000         54,720           6,516           54,720         500,000           -----
  Executive Officer

Bernard R. Patriacca (6)   2004     193,750         32,400           1,188            -----         145,000          49,500
  Vice President, Chief    2003     185,000         29,360           1,032           29,360          48,000          28,000
  Financial Officer and    2002     185,000          -----           1,032            -----         125,000           5,500
  Treasurer

Thomas C.K. Chan (7)       2004     196,667         40,590             270            -----         172,300          49,500
  Vice President, Research 2003     182,716         30,359             360           30,359          76,000          27,481
  & Development, Chief     2002     177,725          -----             360            -----         120,000           5,332
  Technology Officer

Glenn E. Deegan (8)        2004     165,156         30,240             162            -----         128,800          26,500
  Vice President,          2003     138,763         22,913             360           22,913          55,900          16,000
  General Counsel and
  Secretary

Melvin A. Snyder (9)       2004     194,250         24,242           1,188            -----         118,808          48,805
  Vice President, Market   2003     194,250         24,010           1,584           24,010          50,000          27,160
  Development              2002     194,250          -----           1,584            -----         125,000           5,160

-------------------------------------------------------------------------------------------------------------------------------

(1) Includes amounts paid for taxable group term life insurance. Also includes, for Mr. DeLuccia, a monthly automobile allowance of $1,000 for a portion of 2004 and $1,500 for the remainder of 2004.
(2) Although the restricted stock reflected in this table was earned in 2003, the awards were made in January 2004. The values in this table are as of the date of the grant. There are no restricted stock holdings other than as reflected in this table.
(3) Total stock option grants reported in the table for 2004 include the following stock option awards which, although earned in 2004, were granted on March 23, 2005: Mr. DeLuccia - 195,840; Mr. Patriacca - 108,000; Dr. Chan - 135,300; Mr. Deegan - 100,800; and Mr. Snyder - 80,808. These options were granted at an exercise price of $0.41 per share. The options expire ten years from the date of grant and vested fully on the date of grant.
(4) Represents the dollar value of MacroChem's contributions to our 401(k) Retirement Plan, which are made in our common stock, as well as, for fiscal year 2004, the following retention payments payable as of July 2, 2004: Mr. Patriacca - $43,000; Dr. Chan - $43,000; Mr. Deegan - $20,000; and Mr.
     Snyder - $43,000.
(5) Mr. DeLuccia's employment commenced on July 1, 2003. Of total salary in 2003, $51,000 related to a consulting contract in connection with his role as interim CEO. As part of Mr. DeLuccia's 2003 compensation, he received an award of 60,800 shares of restricted stock on January 7, 2004, all of which vested six months from the date of grant.



(6) Mr. Patriacca's employment commenced on April 23, 2001. As part of Mr. Patriacca's 2003 compensation, he received an award of 32,622 shares of restricted stock on January 7, 2004, all of which vested six months from the date of grant.
(7) Dr. Chan was appointed Vice President, Research and Technology on September 24, 2001. As part of Dr. Chan's 2003 compensation, he received an award of 33,732 shares of restricted stock on January 7, 2004, all of which vested six months from the date of grant.
(8) Mr. Deegan was appointed Vice President, General Counsel and Secretary on July 10, 2003. As part of Mr. Deegan's 2003 compensation, he received an award of 25,458 shares of restricted stock on January 7, 2004, all of which vested six months from the date of grant.
(9) As part of Mr. Snyder's 2003 compensation, he received an award of 26,677 shares of restricted stock on January 7, 2004, all of which vested six months from the date of grant.

STOCK OPTIONS

     The following table provides information concerning the grant of stock options during 2004 to Mr. DeLuccia, Dr. Chan, Mr. Deegan, Mr. Patriacca and Mr.
Snyder:

                                          OPTION GRANTS IN LAST FISCAL YEAR

                                                  INDIVIDUAL GRANTS
                                                  -----------------

                                           % of Total
                             Number of      Options                                Potential Realizable Value
                             Securities    Granted to   Exercise                   at Assumed Annual Rates of
                             Underlying    Employees    or Base                    Stock Price Appreciation
                              Options      in Fiscal    Price        Expiration          for Option Term
Name                         Granted (#)     Year       ($/sh)          Date          5%($)        10%($)
--------------------         -----------   ----------   --------     ----------    --------------------------
Robert J. DeLuccia           76,000  (1)      20.6       1.65         2/10/14       78,863        199,855

Bernard R. Patriacca         37,000  (2)      10.0       1.65         2/10/14       38,394         97,298

Thomas C.K. Chan             37,000  (3)      10.0       1.65         2/10/14       38,394         97,298

Glenn E. Deegan              28,000  (4)       7.6       1.65         2/10/14       29,055         73,631

Melvin A. Snyder             38,000  (5)      10.3       1.65         2/10/14       39,432         99,928

(1) The options granted to Mr. DeLuccia were granted in February 2004 at an exercise price of $1.65 per share. The options expire ten years from the date of grant and vest over the three year period beginning on June 23, 2004.
(2) The options granted to Mr. Patriacca were granted in February 2004 at an exercise price of $1.65 per share. The options expire ten years from the date of grant and vest over the three year period beginning on June 23, 2004.
(3) The options granted to Dr. Chan were granted in February 2004 at an exercise price of $1.65 per share. The options expire ten years from the date of grant and vest over the three year period beginning on June 23, 2004.
(4) The options granted to Mr. Deegan were granted in February 2004 at an exercise price of $1.65 per share. The options expire ten years from the date of grant and vest over the three year period beginning on June 23, 2004.
(5) The options granted to Mr. Snyder were granted in February 2004 at an exercise price of $1.65 per share. The options expire ten years from the date of grant and vest over the three year period beginning on June 23, 2004.

     The following table provides information concerning option exercises during the fiscal year ended December 31, 2004 and unexercised options held by Mr. DeLuccia, Mr. Patriacca, Mr. Snyder, Dr. Chan, and Mr. Deegan, as of December 31, 2004:

                   AGGREGATED OPTION EXERCISES IN THE LAST FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES

                                                                         Number of Securities      Value of Unexercised
                                                                        Underlying Unexercised    In-The-Money Options at
                                                                          Options at Year End     Fiscal Year-End ($)(1)
                               Shares Acquired on     Value Realized        Exerciseable /            Exerciseable /
        Name                      Exercise (#)             ($)              Unexerciseable            Unexerciseable
---------------------          ------------------     --------------    ----------------------    -----------------------
Robert J. DeLuccia                     ---                  ---             401,667/254,333              NA/NA
Bernard R. Patriacca                   ---                  ---             310,867/77,333               10,000/NA
Thomas C.K. Chan                       ---                  ---             243,367/94,333               10,000/NA
Glenn E. Deegan                        ---                  ---             132,734/70,266               2,500/NA
Melvin Snyder                          ---                  ---             347,433/79,667               10,000/NA

(1) The value of Mr. DeLuccia's, Mr. Patriacca's, Dr. Chan's, Mr. Deegan's and Mr. Snyder's in-the-money unexercised options at the end of fiscal year ended December 31, 2004 was determined by multiplying the number of options held by the difference between the market price of common stock underlying the options on December 31, 2004 ($0.73 per share) and the exercise price of the options granted.

DIRECTORS' COMPENSATION

     Each of our non-employee Directors receives compensation of $12,000 annually, $1,000 per regular meeting attended for the chairman of each committee, $1,000 per regular meeting attended, $500 for each special, telephone or committee meeting attended and reimbursement of travel expenses in connection with attending meetings of the Board of Directors. No stock options were granted to non-employee Directors during 2004.

EMPLOYMENT CONTRACTS, TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL
ARRANGEMENTS

     We entered into an employment agreement of indefinite length effective as of June 19, 2003 with Robert J. DeLuccia. The agreement provides for annual compensation of $288,000 and for the payment of twelve months' salary in the event he is terminated without cause. The agreement also provides for a monthly automobile allowance of $1,500. In addition, the agreement precludes Mr. DeLuccia from competing with us during his employment and for a period of two years thereafter, and from disclosing confidential information.

     We entered into an employment agreement of indefinite length effective as of September 24, 2001 with Thomas C.K. Chan. The agreement, as modified by the Severance Agreement between Dr. Chan and us dated as of October 25, 2002, currently provides for annual compensation of $205,000 and for the payment of twelve months' salary in the event he is terminated without cause. In addition, the agreement precludes Dr. Chan from competing with us during his employment and for a period of two years thereafter, and from disclosing confidential information.

     We entered into an employment agreement of indefinite length effective as of December 17, 2004 with Glenn E. Deegan. The agreement currently provides for annual compensation of $180,000 and for the payment of twelve months' salary in the event he is terminated without cause. In addition, the agreement precludes Mr. Deegan from competing with us during his employment and for a period of two years thereafter, and from disclosing confidential information. We also entered into a Severance Agreement with Mr. Deegan dated as of October 25, 2002, and amended as of December 17, 2004, which provides for the payment of twelve months' salary in the event he is terminated without cause.

     We entered into an employment agreement of indefinite length effective as of April 23, 2001 with Bernard Patriacca. The agreement, as modified by the Severance Agreement between Mr. Patriacca and us dated as of October 25, 2002, currently provides for annual compensation of $200,000 and for the payment of twelve months' salary in the event he is terminated without cause. In addition, the agreement precludes Mr. Patriacca from competing with us during his employment and for a period of two years thereafter, and from disclosing confidential information.

     We entered into an employment agreement of indefinite length effective as of October 1, 2000 with Mel Snyder. The agreement, as modified by the Severance Agreement between Mr. Snyder and us dated as of December 17, 2004, currently provides for annual compensation of $194,250 and for the payment of twelve months' salary in the event he is terminated without cause. In addition, the agreement precludes Mr. Snyder from competing with us during his employment and for a period of two years thereafter, and from disclosing confidential information.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     Our Compensation Committee consists of Dr. Davis (Chairman) and Dr. Zabriskie.

ITEM 12. SECURITIES OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

     The following table details the Registrant's equity compensation plans:

                      EQUITY COMPENSATION PLAN INFORMATION

                                             (a)                      (b)                        (c)
                                                                                           Number of securities
                                                                                          remaining available for
                                   Number of securities to       Weighted-average          future issuance under
                                   be issued upon exercise       exercise price of       equity compensation plans
                                   of outstanding options,     outstanding options,        (excluding securities
      Plan Category                  warrants and rights        warrants and rights      reflected in column (a))
--------------------------------- -------------------------- -------------------------- ----------------------------
Equity compensation plans
  approved by security
  holders
                                            6,048,611                $   3.54                   4,185,800
Equity compensation plans
  not approved by
  security holders                            500,000 (1)            $   1.06                        None
                                        -------------                --------               -------------


                      Total                 6,548,611                $   3.35                   4,185,800
                                        =============                ========               =============
--------------------------------- -------------------------- -------------------------- ----------------------------

(1)    Represents 500,000 stock options granted to Robert J. DeLuccia in June 2003.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth, as of March 17, 2005 (except as noted), information concerning ownership of our common stock by (1) each person known by us to be the beneficial owner of more than five percent (5%) of our common stock, (2) each of our directors, (3) each of the executive officers named in the Summary Compensation Table under "Executive Officers' Compensation" above and (4) all directors and executive officers as a group. Except as otherwise indicated, the stockholders listed in the table have sole voting and investment powers with respect to the shares indicated. There were a total of 38,841,723 shares of our common stock outstanding on March 17, 2005.

     We have determined the number of shares beneficially owned by each stockholder under rules promulgated by the SEC. The information is not necessarily indicative of beneficial ownership for any other purpose. Under these rules, beneficial ownership includes any shares as to which the individual or entity has sole or shared voting or investment power and any shares as to which the individual or entity has the right to acquire beneficial ownership within 60 days after March 17, 2005 through the exercise of any stock option, warrant or other right. The inclusion in the following table of those shares, however, does not constitute an admission that the named stockholder is a direct or indirect beneficial owner.

     Name and Address                      Number of Shares         Percentage
     of Beneficial Owner                   Beneficially Owned        of Class
--------------------------------------     ------------------       ----------
FIVE PERCENT STOCKHOLDERS
Galleon Management L.P. (1)...........         3,632,746              9.35%
Arnold H. Snider (2)..................         2,880,608              7.42%

DIRECTORS AND EXECUTIVE OFFICERS (3)
Robert J. DeLuccia (4)................          686,307               1.77%
Bernard R. Patriacca (4)(5)...........          456,489               1.18%
Melvin A. Snyder (4)(5)...............          454,918               1.17%
Thomas C.K. Chan (4)(5)...............          412,399               1.06%
Glenn E. Deegan (4)(5)................          258,992                 *
Peter G. Martin (4)...................          138,937                 *
Michael A. Davis (4)..................          133,667                 *
Paul S. Echenberg (4).................          90,667                  *
John L. Zabriskie (4).................          203,244                 *
All directors and officers as a
    group (9 persons) (4)(5)..........         2,835,620              7.30%
------------------
* Less than one percent (1%).

(1) According to a Schedule 13-G/A dated December 31, 2004, filed jointly by Galleon Management, L.P. ("Galleon"), Raj Rajaratnam, Galleon Management, L.L.C., Galleon Advisors, L.L.C., Galleon Captains Partners, L.P., Galleon Captains Offshore, Ltd., Galleon Healthcare Partners, L.P., and Galleon Healthcare Offshore, Ltd. (collectively, the "Galleon Entities"), Mr. Rajaratnam, Galleon Management, L.L.C. and Galleon Management, L.P. have shared dispositive and voting power with respect to all shares listed in the table, Galleon Advisors, L.L.C. has shared dispositive and voting power with respect to 497,215 of the shares listed in the table, Galleon Captains Partners, L.P. has shared dispositive and voting power with respect to 153,415 of the shares listed in the table, Galleon Captains Offshore, Ltd. has shared dispositive and voting power with respect to 584,885 of the shares listed in the table, Galleon Healthcare Partners, L.P. has shared dispositive and voting power with respect to 343,800 of the shares listed in the table and Galleon Healthcare Offshore, Ltd. has shared dispositive and voting power with respect to 2,550,646 of the shares listed in the table. The shares listed as beneficially owned by Galleon include the following numbers of shares issuable upon the exercise of warrants exercisable within 60 days: Galleon Captain's Offshore, Ltd.-28,480 shares; Galleon Captain's Partners, LP-7,120 shares; Galleon Healthcare Offshore, Ltd.-177,000 shares; and Galleon Healthcare Partners, LP-23,000 shares. The address of the principal place of business of Galleon Management L.P. is 135 East 57th Street, 16th Floor, New York, NY 10022.
(2) According to a Schedule 13-G/A dated December 31, 2004, filed jointly by Arnold H. Snider, Deerfield Capital, L.P. ("Deerfield Capital"), Deerfield Partners, L.P. ("Deerfield Partners"), Deerfield Management Company, L.P. ("Deerfield Management") and Deerfield International Limited ("Deerfield International", and collectively with Arnold H. Snider, Deerfield Capital, Deerfield Partners, Deerfield Management and Deerfield International, the "Deerfield Entities"), Arnold H. Snider has shared dispositive and voting power with respect to all shares listed in the table, Deerfield Capital and Deerfield Partners have shared dispositive and voting power with respect to 1,391,334 of the shares listed in the table and Deerfield Management and Deerfield International have shared dispositive and voting power with respect to 1,489,274 of the shares listed in the table. The address of the principal place of business of Deerfield International is c/o Hemisphere Management (B.V.I.) Limited, Bison Court, Columbus Centre, P.O. Box 3460,



     Road Town, Tortola, BVI. The address of the principal place of business of each of the other entities is 780 Third Avenue, 37th Floor, New York, NY 10017.
(3) The address of Mr. DeLuccia, Mr. Patriacca, Mr. Snyder, Dr. Chan, Mr. Deegan, Mr. Martin, Dr. Davis, Mr. Echenberg and Dr. Zabriskie, is c/o MacroChem, 110 Hartwell Avenue, Lexington, Massachusetts 02421.
(4) Includes the following numbers of shares issuable upon the exercise of stock options exercisable within 60 days: Mr. Martin-136,667 shares; Dr. Davis-127,667 shares; Mr. DeLuccia-597,507 shares; Mr. Echenberg-86,667 shares; Dr. Zabriskie-96,667 shares; Mr. Patriacca-418,867 shares; Mr. Snyder-428,241 shares; Dr. Chan-378,667 shares; and Mr. Deegan-233,534 shares.
(5) Does not include the following numbers of vested shares in our 401(k) Plan contributed by us to match portions of cash contributions by the following Plan participants: Mr. Patriacca-17,962 shares; Mr. Snyder- 18,461 shares; Dr. Chan-19,417 shares; and Mr. Deegan-19,141 shares.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Not applicable.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES.

     Deloitte & Touche LLP is the Company's independent registered public accounting firm. The following table sets forth the estimated aggregate fees billed to the Company for the fiscal years ended December 31, 2004 and 2003 by Deloitte & Touche LLP:

                                      2004            2003
                                   ----------      ----------
Audit Fees                         $  188,000      $  115,480
Audit-Related Fees                         --              --
Tax Fees                                   --              --
All Other Fees                             --              --
                                   -----------    ------------

Total                              $  188,000      $  115,480

AUDIT FEES

     Audit fees were for professional services rendered for the audit of the Company's annual financial statements, review of financial statements included in the Company's quarterly reports on Form 10-Q and services that were provided in connection with statutory and regulatory filings or engagements.

AUDIT-RELATED FEES

     Audit-Related Fees refer to assurance and related services that are reasonably related to the performance of the audit or review of Company's consolidated financial statements and are not reported under "Audit Fees." The Company did not pay any Audit-Related Fees during 2004 or 2003.

TAX FEES

     Tax Fees refer to fees for professional services rendered regarding tax compliance, tax advice or tax planning. The Company did not pay any Tax Fees to Deloitte and Touche during 2004 or 2003.

ALL OTHER FEES

     All Other Fees refer to fees for services other than those described above. The Company did not pay Deloitte & Touche fees for any other services during 2004 or 2003.

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

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)(1) The following Financial Statements as of December 31, 2004 and 2003 and for the three years in the period ended December 31, 2004 are included in
       Part II of this Annual Report on Form 10-K:

                                                                        Page
                                                                       -------
            Report of Independent Registered Public Accounting Firm     37
            Balance Sheets                                              38
            Statements of Operations                                    39
            Statements of Stockholders' Equity                          40-41
            Statements of Cash Flows                                    42-43
            Notes to Financial Statements                               44-53

(a)(2) The following Financial Statement Schedules are filed herewith:

     None.

     Schedules not included herein are omitted because they are not applicable or the required information appears in the Financial Statements or Notes thereto.

(a)(3) The following exhibits are filed herewith or are incorporated by reference as may be indicated:

       3.1 Amended and Restated Certificate of Incorporation of MacroChem Corporation, incorporated by reference to Exhibit 3.1 to our Quarterly Report on Form 10-Q for the period ended June 30, 2004 (File No. 0-13634).
       3.2 Amended and Restated Bylaws of MacroChem Corporation, incorporated by reference to Exhibit 5 to our Current Report on Form 8-K dated August 13, 1999 (File No. 0-13634).
       4.1 Stock Purchase Warrant, incorporated by reference to Exhibit 4 to our Annual Report on Form 10-K for the year ended December 31, 1996 (File No. 0-13634).
       4.2 Rights Agreement dated as of August 13, 1999 between MacroChem and American Stock Transfer & Trust Company, as Rights Agent, including Form of Certificate of Designation with respect to the Series B Preferred Stock, par value $.01 per share (attached as Exhibit A to the Rights Agreement), Form of Rights Certificate (attached as Exhibit B to the Rights Agreement), and Summary of Rights (attached as Exhibit C to the Rights Agreement), incorporated by reference to Exhibits 1, 2, 3 and 4, respectively, to our Current Report on Form 8-K dated August 13, 1999 (File No. 0-13634).
       4.3 Common Stock Certificate, incorporated by reference to Exhibit 4c to our Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 0-13634).

       10.1* MacroChem Corporation 2001 Incentive Plan incorporated by reference to Exhibit 99 to our Form S-8 as filed on August 8, 2001 (File No. 333-67080).
       10.2* 1994 Equity Incentive Plan as amended November 14, 1997, incorporated by reference to Exhibit 99.1 to our Annual Report on Form 10-K for the year ended December 31, 1997 (File No. 0-13634).
       10.3* 1984 Non-Qualified Stock Option Plan as amended November 15, 1996, incorporated by reference to Exhibit 10.2 to our Annual Report on Form 10-K for the year ended December 31, 1996 (File No. 0-13634).
       10.4* 1984 Incentive Stock Option Plan as amended November 15, 1996, incorporated by reference to Exhibit 10.3 to our Annual Report on Form 10-K for the year ended December 31, 1996 (File No. 0-13634).
       10.5* Form of Employment Agreement between MacroChem and Mr. Mel Snyder, incorporated by reference to Exhibit 10f to our Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 0-13634).
       10.6* Form of Employment Agreement between MacroChem and Mr. Robert J.
             Palmisano, incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 (File No. 0-13634).
       10.7* MacroChem Corporation Option Certificate between the Company and
             Robert J. Palmisano, incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 (File No. 0-13634).
       10.8* Form of Employment Agreement between MacroChem and Mr. Bernard R.
             Patriacca, incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 (File No. 0-13634).
       10.9* Form of Employment Agreement between MacroChem and Dr. Thomas C.K.
             Chan, incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 (File No. 0-13634).
       10.10* Form of Severance Agreement between MacroChem and Mr. Bernard R.
             Patriacca, dated as of October 25, 2002 incorporated by reference to Exhibit 10h to our Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 0-13634).
       10.11* Form of Severance Agreement between MacroChem and Dr. Thomas C.K.
             Chan, dated as of October 25, 2002 incorporated by reference to
             Exhibit 10i to our Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 0-13634).
       10.12* Form of Noncompetition Agreement between MacroChem and Glenn E.
             Deegan, Esq., dated as of June 5, 2001 incorporated by reference to
             Exhibit 10.12 to our Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 0-13634).
       10.13* Form of Confidentiality Agreement between MacroChem and Glenn E.
             Deegan, Esq., dated as of June 5, 2001 incorporated by reference to
             Exhibit 10.13 to our Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 0-13634).

       10.14* Form of Severance Agreement between MacroChem and Glenn E. Deegan,
             Esq., dated as of October 25, 2002 incorporated by reference to
             Exhibit 10.14 to our Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 0-13634).
       10.15* Form of Employment Agreement between MacroChem and Robert J.
             DeLuccia incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the period ended September 30, 2003 (File No. 0-13634).
       10.16* MacroChem Corporation Option Certificate reflecting grant by
             MacroChem to Robert J. DeLuccia incorporated by reference to
             Exhibit 10.2 to our Quarterly Report on Form 10-Q for the period ended September 30, 2003 (File No. 0-13634).
       10.17* Form of Retention Agreement between MacroChem and Bernard R.
             Patriacca incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q for the period ended September 30, 2003 (File No. 0-13634).
       10.18* Form of Retention Agreement between MacroChem and Melvin A. Snyder incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q for the period ended September 30, 2003 (File No. 0-13634).
       10.19* Form of Retention Agreement between MacroChem and Thomas C.K. Chan incorporated by reference to Exhibit 10.5 to our Quarterly Report on Form 10-Q for the period ended September 30, 2003 (File No. 0-13634).
       10.20* Form of Retention Agreement between MacroChem and Glenn E. Deegan incorporated by reference to Exhibit 10.6 to our Quarterly Report on Form 10-Q for the period ended September 30, 2003 (File No. 0-13634).
       10.21* Form of Employment Agreement, dated as of December 17, 2004, by and between MacroChem and Glenn E. Deegan incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated February 3, 2005 (File No. 0-13634).
       10.22* Form of Amendment to Severance Agreement, dated as of December 17,
             2004, by and between the Company and Glenn E. Deegan incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K dated February 3, 2005 (File No. 0-13634).
       10.23* Form of Severance Agreement, dated as of December 17, 2004, by and between MacroChem and Melvin A. Snyder incorporated by reference to
             Exhibit 10.3 to our Current Report on Form 8-K dated February 3, 2005 (File No. 0-13634).
       10.24 Securities Purchase Agreement among MacroChem, Bay Harbor Investments, Inc. and Strong River Investments, Inc., incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated October 23, 2000 (File No. 0-13634).
       10.25 Form of Closing Warrant dated as of October 23, 2000, incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K dated October 23, 2000 (File No. 0-13634).
       10.26 Form of Adjustable Warrant dated as of October 23, 2000, incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K dated October 23, 2000 (File No. 0-13634).

       10.27 Form of Registration Rights Agreement by and among MacroChem, Bay Harbor Investments, Inc. and Strong River Investments, Inc., incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K dated October 23, 2000 (File No. 0-13634).
       10.28 Warrant issued to Leerink Swann & Company dated as of October 23, 2000, incorporated by reference to Exhibit 10.5 to our Current Report on Form 8-K dated October 23, 2000 (File No. 0-13634).
       10.29 Securities Purchase Agreement among MacroChem, Pine Ridge Financial Ltd., DMG Legacy International, Ltd., SDS Merchant Fund, LP, Par Investment Partners, L.P., Narragansett I, LP, and Narragansett Offshore Ltd., incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated July 24, 2001 (File No. 0-13634).
       10.30 Form of Warrant incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K dated July 24, 2001 (File No. 0-13634).
       10.31 Form of Registration Rights Agreement by and among MacroChem, Pine Ridge Financial Ltd., DMG Legacy International, Ltd., SDS Merchant Fund, LP, Par Investment Partners, L.P., Narragansett I, LP, and Narragansett Offshore Ltd., incorporated by reference to Exhibit
             10.3 to our Current Report on Form 8-K dated July 24, 2001 (File No. 0-13634).
       10.32 Securities Purchase Agreement, dated as of September 10, 2003, by and among MacroChem and the purchasers listed on Schedule A thereto, incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated September 12, 2003 (File No. 0-13634).
       10.33 Form of Warrant dated as of September 10, 2003, incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K dated September 12, 2003 (File No. 0-13634).
       10.34 Registration Rights Agreement, dated as of September 10, 2003, by and among MacroChem and the investors listed on the signature page thereto, incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K dated September 12, 2003 (File No. 0-13634).
       10.35 Securities Purchase Agreement, dated as of March 9, 2004, by and among MacroChem and the purchasers listed on Schedule A thereto, incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated March 10, 2004 (File No. 0-13634).
       10.36 Form of Warrant dated as of March 9, 2004, incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K dated March 10, 2004 (File No. 0-13634).
       10.37 Registration Rights Agreement, dated as of March 9, 2004, by and among MacroChem and the investors listed on the signature page thereto, incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K dated March 10, 2004 (File No. 0-13634).

       10.38 Lease between GLB Lexington Limited Partnership and MacroChem dated as of July 21, 1999, for space located at 110 Hartwell Avenue, Lexington, MA 02421, incorporated by reference to Exhibit 10.11 to our Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 0-13634).
       10.39 First Amendment to Lease between GLB Lexington Limited Partnership and MacroChem dated as of October 19, 2004, for space located at 110 Hartwell Avenue, Lexington, MA 02421.
       23.1 Consent of Deloitte & Touche, LLP, an Independent Registered Accounting Firm.
       31.1 Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
       31.2 Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
       32.1 Certification of Principal Executive Officer Pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as Adopted
             Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
       32.2  Certification of Principal Financial Officer Pursuant to Section
             1350, Chapter 63 of Title 18, United States Code, as Adopted
             Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.



--------------------------
*Management contract or compensatory plan or arrangement

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     MACROCHEM CORPORATION

Dated:    March 31, 2005              By:  /s/  Robert J. DeLuccia
        ------------------------          ----------------------------
                                          Robert J. DeLuccia
                                          President and Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on March 31, 2005.

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