Form 10-Q
period 2005-03-31
MACROCHEM CORP
filed 2005-05-13
CIK 743884

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    Form 10-Q


(Mark One)
[X]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 2005

                                       or

[ ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                   For the Transition Period from ____ to ____

                         Commission file number 0-13634

                              MACROCHEM CORPORATION
             (Exact name of registrant as specified in its charter)


            DELAWARE                                         04-2744744
---------------------------------                  -----------------------------
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
Yes     X         No
    ---------        ---------

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

Yes               No    X
    ---------        ---------

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          CLASS                                      OUTSTANDING AT MAY 3, 2005:
----------------------------                         ---------------------------
Common Stock, $.01 par value                                  41,613,455

                              MACROCHEM CORPORATION

                               INDEX TO FORM 10-Q
                               ------------------

                                                                     PAGE NUMBER
                                                                     -----------
PART I   FINANCIAL INFORMATION

Item 1   Financial Statements

            Condensed Balance Sheets
            March 31, 2005 and December 31, 2004 (Unaudited)              3

            Condensed Statements of Operations for the
            Three Months Ended March 31, 2005
            and 2004 (Unaudited)                                          4

            Condensed Statements of Cash Flows for the
            Three Months Ended March 31, 2005
            and 2004 (Unaudited)                                          5

            Notes to Unaudited Condensed Financial
            Statements                                                   6-11

Item 2   Management's Discussion and Analysis of
         Financial Condition and Results of Operations                  12-19

Item 3   Quantitative and Qualitative Disclosures About Market Risk      19

Item 4   Control and Procedures                                          19


PART II  OTHER INFORMATION

Item 6   Exhibits                                                        20

SIGNATURES                                                               21

EXHIBIT INDEX                                                            22

ITEM 1.  FINANCIAL STATEMENTS

                              MACROCHEM CORPORATION
                            CONDENSED BALANCE SHEETS
                                   (Unaudited)

                                                                            MARCH 31,         DECEMBER 31,
                                                                              2005                2004
                                                                           -----------        ------------
ASSETS
Current assets:

      Cash and cash equivalents                                            $  3,027,492       $  4,888,868
      Short-term investments                                                  1,191,790          1,185,406
      Prepaid expenses and other current assets                                 480,179            328,908
                                                                           ------------       ------------
          Total current assets                                                4,699,461          6,403,182

Property and equipment, net                                                     169,868            183,079

Patents, net                                                                    511,844            523,603

Total assets                                                               $  5,381,173       $  7,109,864
                                                                           ============       ============
LIABILITIES
Current liabilities:

      Accounts payable                                                     $    261,113       $    244,148
      Accrued expenses and other liabilities                                    609,486            523,703
                                                                           ------------       ------------
          Total current liabilities                                             870,599            767,851

Deferred rent                                                                       ---              5,509
                                                                           ------------       ------------
Total liabilities                                                               870,599            773,360

Commitments and contingencies (Note 5)

STOCKHOLDERS' EQUITY
Preferred stock, authorized and unissued, 6,000,000 shares                          ---                ---
Common stock, $.01 par value, 100,000,000 shares authorized; 38,903,983
      shares issued at March  31, 2005 and December 31, 2004                    389,040            389,040
Additional paid-in capital                                                   82,846,701         82,941,131
Unearned compensation                                                               ---                ---
Accumulated deficit                                                         (78,666,057)       (76,824,517)
Less treasury stock, at cost, 22,233 and 62,260 shares at March 31, 2005
      and December 31, 2004, respectively                                       (59,110)          (169,150)
                                                                           ------------       ------------
Total stockholders' equity                                                    4,510,574          6,336,504
                                                                           ------------       ------------
Total liabilities and stockholders' equity                                 $  5,381,173       $  7,109,864
                                                                           ============       ============

The accompanying notes are an integral part of these unaudited condensed financial statements.

                              MACROCHEM CORPORATION
                       CONDENSED STATEMENTS OF OPERATIONS
               For the three months ended March 31, 2005 and 2004
                                   (Unaudited)

                                                             FOR THE THREE MONTHS ENDED
                                                  -------------------------------------------------
                                                                MARCH 31,
                                                     2005                     2004
REVENUES

     TOTAL REVENUES                               $       ---              $       ---

OPERATING EXPENSES

     Research and development                       1,030,061                1,320,946
     Marketing, general and administrative            834,998                  919,383
                                                  -----------              -----------
         TOTAL OPERATING EXPENSES                   1,865,059                2,240,329

LOSS FROM OPERATIONS                               (1,865,059)              (2,240,329)

OTHER INCOME

     Interest income                                   23,519                   21,800
                                                  -----------              -----------
         TOTAL OTHER INCOME                            23,519                   21,800
                                                  -----------              -----------
NET LOSS                                          $(1,841,540)             $(2,218,529)
                                                  ===========              ===========
BASIC AND DILUTED NET LOSS PER SHARE              $     (0.05)             $     (0.06)
                                                  ===========              ===========
SHARES USED TO COMPUTE BASIC AND
   DILUTED NET LOSS PER SHARE                      38,842,168               34,394,805
                                                  ===========              ===========

The accompanying notes are an integral part of these unaudited condensed financial statements.



                              MACROCHEM CORPORATION
                       CONDENSED STATEMENTS OF CASH FLOWS
               For the three months ended March 31, 2005 and 2004
                                   (Unaudited)

                                                                 FOR THE THREE MONTHS ENDED MARCH 31,
                                                                 ------------------------------------
                                                                       2005                2004
                                                                   ------------        ------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                                      $ (1,841,540)       $ (2,218,529)
     Adjustments to reconcile net loss to net cash used by
       operating activities:
         Depreciation and amortization                                   39,496              38,264
         Stock-based compensation                                           ---              11,063
         401(k) contributions in company common stock                    15,610              17,493
         Deferred rent                                                   (5,509)             (5,505)
     Change in assets and liabilities:
         Prepaid expenses and other current assets                     (151,271)           (212,531)
         Accounts payable and accrued expenses                          102,748              59,568
         Deposits                                                           ---                 ---
                                                                   ------------        ------------
Net cash used in operating activities                                (1,840,466)         (2,310,177)
                                                                   ------------        ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Sales of short-term investments                                        ---           1,000,000
     Purchases of short-term investments                                 (6,384)             (4,701)
     Expenditures for property and equipment                            (14,526)             (2,166)
     Additions to patents                                                   ---                 ---
                                                                   ------------        ------------
Net cash (used in) provided by investing activities                     (20,910)            993,133
                                                                   ------------        ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from sale of common stock (net of offering costs)             ---           6,782,211
     Proceeds from exercise of warrants                                     ---             443,816
                                                                   ------------        ------------
Net cash provided by financing activities                                   ---           7,226,027
                                                                   ------------        ------------

Net change in cash and cash equivalents                              (1,861,376)          5,908,983
Cash and cash equivalents at beginning of period                      4,888,868           3,839,772
                                                                   ------------        ------------
Cash and cash equivalents at end of period                         $  3,027,492        $  9,748,755
                                                                   ============        ============

The accompanying notes are an integral part of these unaudited condensed financial statements.

                              MACROCHEM CORPORATION
                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

(1)  BASIS OF PRESENTATION AND OPERATIONS
     ------------------------------------

     The financial statements included herein have been prepared by MacroChem Corporation ("MacroChem" or the "Company") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows of the Company at the dates and for the periods indicated. The unaudited condensed financial statements included herein should be read in conjunction with the audited financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

     The Company has been engaged primarily in research and development since its inception in 1981 and has derived limited revenues from the commercial sale of its products, licensing of certain technology and feasibility studies. The Company has had no revenues relating to the sale of any products currently under development. The Company has incurred net losses every year since its inception and the Company anticipates that losses may continue for the foreseeable future. At March 31, 2005, the Company's accumulated deficit was approximately $78.7 million. The Company believes that its cash, cash equivalents and short-term investments of $4,219,282 at March 31, 2005 will be sufficient to fund operations under the Company's current plan into July 2005. Accordingly, the Company's funds on hand at March 31, 2005 are not sufficient to fund its operation through the end of fiscal 2005. As the Company's funds on hand at December 31, 2004 were also not sufficient to fund its operations through fiscal 2005, the audit report of the Company's independent registered public accounting firm on the Company's 2004 financial statements includes an explanatory paragraph regarding the Company's ability to continue as a going concern. The Company's ability to continue operations after its current capital resources are exhausted depends on its ability to obtain additional financing and achieve profitable operations, as to which no assurances can be given. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

     The results disclosed in the Statement of Operations for the three months ended March 31, 2005 are not necessarily indicative of the results to be expected for the full year.

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

     In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 123R, Share-Based Payment ("SFAS No. 123R"). This Statement is a revision of SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. SFAS No. 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. The Statement requires entities to recognize stock compensation expense for awards of equity instruments to employees based on the grant-date fair value of those awards (with limited exceptions). SFAS No. 123R is effective as of the beginning of the first fiscal year after December 15, 2005. The Company expects to adopt SFAS No. 123R using the Statement's modified prospective application method. The Company does not yet have an estimate of the effect on its statements of operations of adopting SFAS No. 123.

     The Company has used the intrinsic value method to account for stock-based compensation to employees and directors. The following table illustrates the effect on net loss and net loss per share assuming the Company had applied the fair value method to stock-based employee and director compensation:

                                                                            THREE MONTHS ENDED MARCH 31,
                                                                               2005              2004
                                                                               ----              ----
     Net loss as reported                                                  $(1,841,540)      $(2,218,529)

     Add: Stock-based employee compensation expense included
         in reported net loss                                                      ---             7,325

     Deduct: Total stock-based employee compensation measured using
         the fair value method                                                (298,805)         (247,197)
                                                                           -----------       -----------

     Pro forma net loss                                                    $(2,140,345)      $(2,458,401)
                                                                           ===========       ===========

     Basic and diluted net loss per share - as reported                    $     (0.05)      $     (0.06)
                                                                           ===========       ===========

     Basic and diluted net loss per share - pro forma                      $     (0.06)      $     (0.07)
                                                                           ===========       ===========

     The fair value of options on their grant date was measured using the Black-Scholes option pricing model. Key assumptions used to apply this pricing model are as follows:

                                                                                THREE MONTHS ENDED MARCH 31,
                                                                                   2005              2004
                                                                                   ----              ----

        Risk-free interest rate                                                    4.25%          3.33%-4.53%
        Expected life of option grants                                            6 years           6 years
        Expected volatility of underlying stock                                     95%               97%
        Expected dividend payment rate, as a percentage of the stock
             price on the date of grant                                             ---               ---


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

(4)  BASIC AND DILUTED LOSS PER SHARE
     --------------------------------

     The following table sets forth the computation of basic and diluted loss per share:


                                                             THREE MONTHS ENDED MARCH 31,
                                                                 2005             2004

     Numerator for basic and diluted loss per share:        $ (1,841,540)    $ (2,218,529)
                                                            =============    =============
        Net loss

     Denominator for basic and diluted loss per share:        38,842,168       34,394,805
                                                            =============    =============
        Weighted average shares outstanding

     Net loss per share - basic and diluted                 $      (0.05)    $      (0.06)
                                                            =============    =============

     Potential common shares are not included in the per share calculations for diluted EPS, because the effect of their inclusion would be anti-dilutive. Anti-dilutive potential shares not included in per share calculations for the three months ended March 31, 2005 and 2004 were 7,169,359 and 6,022,611, respectively.

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

(6)  STOCKHOLDERS' EQUITY
     --------------------

     During the three months ended March 31, 2005, 620,748 options were granted and no options were exercised or cancelled under the 2001 Incentive Plan (the "Plan").

     Under the 1994 Equity Incentive Plan (the "1994 Plan"), no options were granted, exercised or cancelled during the three-month period ended March 31, 2005.

     In October 2000, warrants to purchase common stock were issued in connection with a private placement to two institutional investors. The warrants issued allow for the purchase of an aggregate of 363,332 shares of common stock at an exercise price of $5.90 per share for five years. As a result of subsequent financing transactions, the exercise price of these warrants has been adjusted to $4.43 in accordance with the terms of the warrants. Through March 31, 2005, none of these warrants had been exercised. The placement agent for this transaction received a warrant to purchase 108,999 shares of common stock at a purchase price of $7.43 for five years. As a result of subsequent financing transactions, the exercise price of these warrants has been adjusted to $5.47 in accordance with the terms of the warrants. As of March 31, 2005, 50,000 of these warrants had been exercised. None were exercised in the three months ended March 31, 2005.

     In July 2001, the Company sold 1,566,047 shares of its common stock for approximately $10,148,000 in gross proceeds ($9,406,291 net of issuance costs) in a private placement to institutional investors. The investors in the July 2001 common stock transaction received warrants to purchase an aggregate of 313,209 shares of common stock at a purchase price of $8.995 per share. As a result of subsequent financing transactions, the exercise price of these warrants has been adjusted to $6.61 in accordance with the terms of the warrants. These warrants expire five years from the closing date and are callable by the Company if the closing price of the stock is higher than $17.99 for 15 consecutive trading days at any time before expiration. As of March 31, 2005, none of these warrants had been exercised.


     In September 2003, the Company sold 4,553,680 shares of its common stock for approximately $3,246,000 in gross proceeds ($2,971,505 net of issuance costs) in a private placement to primarily institutional investors. The investors in the September 2003 common stock transaction received warrants to purchase an aggregate of 910,736 shares of common stock at a purchase price of $1.173 per share for a period of three years. As of March 31, 2005, 378,360 of these investor warrants had been exercised. The placement agent for this transaction received a warrant to purchase 150,000 shares of common stock at a purchase price of $1.173 for a period of three years. As of March 31, 2005, none of these placement agent warrants had been exercised.

     On March 9, 2004, the Company sold 5,402,000 shares of its common stock for $7,292,700 in gross proceeds ($6,681,274 net of issuance costs) in a private placement to institutional investors. The investors also received warrants to purchase an aggregate of 1,080,400 shares of common stock at a purchase price of $2.09 per share expiring five years from the closing date. As of March 31, 2005, none of these warrants had been exercised.

     On June 23, 2004, at the Company's Annual Meeting of Stockholders, the Company's stockholders approved amendments to the Company's 2001 Incentive Plan to increase the number of shares of Common Stock authorized for issuance under the Incentive Plan by an additional 4,000,000. The Company's stockholders also approved a Certificate of Amendment to the Company's Certificate of Incorporation, as amended, to increase the number of authorized shares of capital stock from 60,000,000 shares of Common Stock and 6,000,000 shares of Preferred Stock to 100,000,000 shares of Common Stock and 6,000,000 shares of Preferred Stock. On August 6, 2004, the Company filed the Certificate of Amendment to its Certificate of Incorporation with the Secretary of State of the State of Delaware.

(7)  COMPREHENSIVE LOSS
     ------------------

     Comprehensive loss is equal to the Company's net loss for the three months ended March 31, 2005 and 2004.

(8)  SUBSEQUENT EVENT
     ----------------

     On April 19, 2005, the Company completed a private placement of 2,731,705 shares of common stock and five-year warrants to purchase 1,365,852 shares of the Company's common stock for approximately $815,000 in gross proceeds. The securities were sold in units, with each unit containing one share of common stock and a warrant to purchase one-half of a share of common stock. Institutional investors purchased 2,000,000 units at a purchase price per unit of $0.25, with the accompanying warrants of 1,000,000 shares having an exercise price of $0.35 per share. Certain of the Company's executive officers and directors purchased 731,705 units at a per unit purchase price of $0.4305, with the accompanying warrants of 365,852 shares having an exercise price of $0.52 per share. The Placement Agent for the transaction received a five-year warrant to purchase 50,000 shares of the Company's common stock at an exercise price of $0.35 per share.

     On April 19, 2005, the Company received written notice from Nasdaq granting the Company an additional 180 calendar day compliance period, or until October 13, 2005, to regain compliance with the Nasdaq SmallCap Market's $1.00 minimum bid price requirement in accordance with Marketplace Rule 4310(c)(8)(D). As previously disclosed, Nasdaq notified the Company on October 18, 2004 that the bid price of the Company's common stock had closed below the minimum $1.00 per share over the previous 30 consecutive business days, and, as a result, did not comply with a requirement for continued inclusion in The Nasdaq SmallCap Market under Marketplace Rule 4310(c)(4). In accordance with Marketplace Rule 4310(c)(8), the Company was provided 180 calendar days, or until April 18, 2005, to regain compliance. In order to regain compliance, the company must demonstrate a closing bid price for its common stock of $1.00 per share or more for a minimum of 10 consecutive business days.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NOTE REGARDING FORWARD LOOKING STATEMENTS

     This report and the documents incorporated in this report by reference may contain "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the "EXCHANGE ACT"). These statements may be identified by the use of forward-looking words or phrases such as "anticipate," "believe," "could," "expect," "intend," "look forward," "may," "planned," "potential," "should," "will," and "would." These forward-looking statements reflect our current expectations and are based upon currently available data. The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for such forward-looking statements. In order to comply with the terms of the safe harbor, we note that a variety of factors could cause actual results and experience to differ materially from the anticipated results or other expectations expressed in the forward-looking statements. These factors include, but are not limited to: our history of operating losses and our need for continued working capital; our need for significant additional product development efforts and additional financing; technological uncertainty relating to transdermal drug delivery systems; no assurance of our entering into license or strategic arrangements; the early stage of development of our proposed products; the lack of success of our prior development efforts; uncertainties related to clinical trials of our proposed products; uncertainties relating to government regulation and regulatory approvals; our dependence on third parties for the FDA application process; uncertainties regarding market acceptance of our product candidates; uncertainties regarding the potential health risks of hormone replacement therapies; our ability to identify and obtain rights to products or technologies in order to build our portfolio of product candidates; our dependence on third parties for marketing and distribution; our reliance on key employees; our limited personnel and our dependence on continued access to scientific talent; uncertainties relating to competition, patents and proprietary technology; our dependence on third parties for manufacturing; uncertainties relating to risks of product liability claims, lack of product liability insurance, and expense and difficulty of obtaining adequate insurance coverage; uncertainty of pharmaceutical pricing and related matters; volatility of our stock price; and our ability to comply with the minimum listing qualifications of The Nasdaq SmallCap Market. Additional information on these and other factors which could affect the Company's actual results and experience are included in the Company's Annual Report on Form 10-K for the year ended December 31, 2004 and, in particular, the section entitled "Risk Factors".

     These or other events or circumstances could cause our actual performance or financial results in future periods to differ materially from those expressed in the forward-looking statements. We undertake no obligation to make any revisions to the forward-looking statements contained in this report or the documents incorporated by reference in this report, or to update the forward-looking statements to reflect events or circumstances occurring after the date of this report.

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

     Since inception, we have been engaged primarily in research and development. We have not generated any meaningful revenues from operations and we have sustained significant operating losses. We anticipate that we will continue to incur significant losses for the foreseeable future. We cannot guarantee that we will be successful in commercializing our products, or that we will ever become profitable. As of March 31, 2005, we had an accumulated deficit of approximately $78.7 million. Our product candidates are in discovery or developmental stages and must undergo a rigorous regulatory approval process, which includes costly and extensive pre-clinical and clinical testing, to demonstrate safety and efficacy before we can market any resulting product. To date, neither the FDA nor any of its international equivalents has approved any of our product candidates for marketing.

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

     Assuming we are able to raise sufficient capital, we expect to continue to spend significant amounts on developing and seeking regulatory approval of Opterone and EcoNail. Ultimately, if we receive regulatory approval for Opterone and EcoNail, we will incur significant expenses in connection with their commercialization. In addition, we also plan to identify and develop, either internally or through collaborative arrangements, additional product candidates and technologies that complement our existing technologies and that fit within our growth strategy. If we identify potential product candidates, we will incur additional costs in connection with testing and seeking regulatory approval of those product candidates.

     We believe that our existing cash and cash equivalents will be sufficient to meet our operating expenses and capital expenditure requirements into July 2005. We are currently in the process of trying to secure additional capital. Our current funds on hand are not sufficient to allow us to fund our operations through the end of fiscal 2005. As our funds on hand at December 31, 2004 were also not sufficient to fund our operations through fiscal 2005, the audit report of our independent registered public accounting firm on our 2004 financial statements includes an explanatory paragraph regarding our ability to continue as a going concern. Our ability to continue operations after our current capital resources are exhausted depends on our ability to obtain additional financing and achieve profitable operations. We cannot assure you that sufficient funds will be available to us, if they are available at all, to enable us to continue to operate. As well, we will need to obtain stockholder approval for any issuance of additional equity securities at a price less than the greater of book or market value that would comprise more than 20 percent of the Company's total shares of common stock outstanding at such time. The Company cannot assure you that it will be successful in obtaining any required stockholder approval.

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

     Because a significant portion of our research and development expenses (including employee payroll and related benefits, laboratory supplies, travel, dues and subscriptions, temporary help costs, consulting costs and allocable costs such as occupancy and depreciation) benefit multiple projects or our drug delivery technologies in general, we do not track these expenses by project. For the three months ended March 31, 2005, we spent $1,030,061 on research and development, including $258,940 and $172,469 in costs associated with clinical trials for Opterone and EcoNail, respectively, and $598,652 in costs not specifically tracked to a particular project. For the three months ended March 31, 2004, we spent $1,320,946 on research and development, including $348,198 and $215,199, and $92,314 in costs associated with clinical trials related to Topiglan and Opterone, and EcoNail, respectively, and $665,235 in costs not specifically tracked to a particular project. Assuming we are able to raise sufficient capital, we expect to continue to spend significant amounts on clinical trials for Opterone and EcoNail.

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

CRITICAL ACCOUNTING POLICIES
----------------------------

     Our discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. Note 1 to our financial statements included within our Form 10-K for the year ended December 31, 2004 includes a summary of the significant accounting policies and methods we use in the preparation of our financial statements. The following is a brief discussion of the more significant accounting policies and methods that affect the judgments and estimates used in the preparation of our financial statements.

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

RESULTS OF OPERATIONS
---------------------

     We had no revenues for the three month periods ended March 31, 2005 and March 31, 2004.

     For the three-month period ended March 31, 2005, research and development expenses decreased by $290,885, or 22%, to $1,030,061 from $1,320,946 in the three-month period ended March 31, 2004. The decrease is primarily attributable to a decrease of $226,652 spent on clinical trials and other miscellaneous savings of approximately $65,000 in the three-month period ended March 31, 2005 compared with the same three-month period of 2004. The level of research and development expenses is highly dependent on the timing and extent of new and ongoing research performed in our in-house laboratories as well as outside contract laboratories. For each of the next three quarters, assuming we are able to raise sufficient capital, we expect research and development spending to approximate the same level seen in the first quarter of 2005 as we continue clinical trials for both EcoNail and Opterone.

     For the three-month period ended March 31, 2005, marketing, general and administrative expenses decreased by $84,385, or 9%, to $834,998 from $919,383 in the three-month period ended March 31, 2004. The decrease is primarily attributable to an decrease of $43,900 in consulting fees relating to investor relations and business development, a decrease in travel expenses of $26,500, a reduction of insurance premiums of $23,503 and a reduction of other expenses of $21,506 during the three months ended March 31, 2005 compared with the same three-month period of 2004. For each of the next three quarters, assuming we are able to raise sufficient capital, we expect marketing, general and administrative spending to approximate the same level as seen in the first quarter of 2005.

     Other income increased by $1,719, or 8%, to $23,519 in the three-month period ended March 31, 2005 from $21,800 in the three-month period ended March 31, 2004. The increase is due to higher interest rate returns available for cash that is invested.

     For the reasons described above, net loss decreased by $376,989, or 17%, to $1,841,540 in the three-month period ended March 31, 2005 from $2,218,529 in the three-month period ended March 31, 2004.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     Our current funds on hand are not sufficient to fund our operations through the end of fiscal 2005. Because our funds on hand at December 31, 2004 were also not sufficient to fund our operations through the end of fiscal 2005, the audit report of our independent registered public accounting firm on our 2004 financial statements includes an explanatory paragraph concerning our ability to continue as a going concern. Our ability to continue operations after our current capital resources are exhausted depends on our ability to obtain additional financing and achieve profitable operations. We are currently in the process of trying to secure additional capital. We cannot assure you that sufficient funds will be available to us, if they are available at all, to enable us to continue to operate. As well, we will need to obtain stockholder approval for any issuance of additional equity securities that would comprise more than 20 percent of the Company's total shares of common stock outstanding at such time. The Company cannot assure you that it will be successful in obtaining any required stockholder approval.

     Since inception, our primary source of funding for our operations has been the private and public sale of our securities, and, to a lesser extent, the licensing of our proprietary technology and products, research collaborations, feasibility studies, government grants and the limited sales of products and test materials. During the first three months of 2005, we received no proceeds from the exercise of options and warrants. During the first three months of 2004, we received net proceeds from the exercise of warrants of $443,816 and proceeds of $6,681,275 (net of issuance costs) as a result of the sale of our common stock in a private placement transaction.

     At March 31, 2005, working capital was approximately $3.8 million, compared to $5.6 million at December 31, 2004. The decrease in our working capital reflects the use of funds in operations. On April 19, 2005, the Company sold 2,731,705 shares of its common stock for gross proceeds of $815,000 in a private placement to institutional investors and to certain executive officers and directors of the Company. The institutional investors also received five year warrants to purchase an aggregate of 1,000,000 shares of common stock at a purchase price of $0.35 per share and the participating executive officers and directors of the Company received warrants to purchase an aggregate of 365,852 shares of common stock at a purchase price of $0.52. Until such time as we obtain agreements with third-party licensees or partners to provide funding for our anticipated business activities, or otherwise generate revenue from the commercialization of our products, our working capital will be utilized to fund our operating activities.

     Pursuant to a plan approved by our Board of Directors in 1998, we are authorized to repurchase 1,000,000 shares of our common stock to be held as treasury shares for future use. During the three month period ended March 31, 2005, we did not repurchase any shares of common stock. At March 31, 2005, repurchased shares remain available for future use and 679,587 shares remain available for repurchase under the plan.

     Capital expenditures were $14,526 for the first three months of 2005. We anticipate additional capital and patent expenditures will be approximately $85,000 for the remainder of the fiscal year ending December 31, 2005, provided that the Company is able to secure additional financing.

     On July 10, 2003, the Board of Directors approved retention payments for certain key employees, including certain executive officers, in order to enhance retention of those employees. Payments of approximately $80,000 were paid on January 8, 2004 and payments of approximately $153,000 were paid on July 2, 2004.

     As of March 31, 2005, we had $4,219,282 in cash, cash equivalents and short-term investments. We believe that our existing cash, cash equivalents and short-term investments will be sufficient to meet our current operating plan and capital expenditure requirements into July 2005. Our cash requirements may vary materially from those now planned because of changes in the focus and direction of our research and development programs, competitive and technical advances, patent developments or other developments. We will require additional financing to continue operations after our current capital resources are exhausted and to continue our long-term plans for clinical trials and new product development. We are assessing opportunities to raise capital and expect to continue financing our operations through sales of securities, strategic alliances or other financing vehicles, if any, that might become available to us on terms that we deem acceptable.

     We do not enter into financial instrument transactions for trading or speculative purposes. We do not intend to establish any special purpose entity and do not have any material off balance sheet financing transactions. We do not believe that inflation has or will have any significant effect on the results of our operations.

     The following summarizes our contractual obligations at December 31, 2004, and the effect that such obligations are expected to have on future cash flows and liquidity:

                                                                                  DUE IN
                                                            ---------------------------------------------------
                                                            1 YEAR OR                                5 YEARS OR
Obligations:                                TOTAL AMOUNT      LESS        1-3 YEARS     3-5 YEARS       MORE
                                            ------------    ---------     ---------     ---------    ----------
Lease commitment (through August 2005)...   $    313,600    $  313,600    $      --     $      --    $       --
Employment agreements (per year).......        1,085,200     1,085,200           --            --            --
                                            ------------    ----------    ---------     ---------    ----------
Total contractual cash obligations...       $  1,398,800    $1,398,800    $      --     $      --    $       --
                                            ============    ==========    =========     =========    ==========

     We excluded from the above contractual obligation summary clinical trial contracts that may approximate $1,200,000 in 2005. These contracts range in duration from six (6) weeks to five (5) months and we may terminate the contracts at our discretion.

     On October 18, 2004, we received written notice from Nasdaq that the bid price of our common stock had closed below $1.00 for the prior 30 consecutive business days. In accordance with Marketplace Rule 4310(c)(8), we had 180 calendar days, or until April 18, 2005, to regain compliance with this requirement. In order to regain compliance, we had to demonstrate a closing bid price for our common stock of $1.00 per share or more for a minimum of 10 consecutive business days. We were unable to regain compliance with the $1.00 minimum bid price requirement by April 18, 2005, but Nasdaq granted us an additional 180 calendar days, or until October 13, 2005, to regain compliance with the Nasdaq SmallCap Market's $1.00 minimum bid price requirement in accordance with Marketplace Rule 4310(c)(8)(D). If we cannot regain compliance with the $1.00 minimum bid price requirement by the end of this second 180 day compliance period, our common stock may be delisted from trading on The Nasdaq SmallCap Market.

     We cannot give any assurance that we will be able to regain compliance with Nasdaq's present listing standards, including the minimum bid price of $1.00. If our common stock were delisted from The Nasdaq SmallCap Market, it may become eligible immediately thereafter for quotation on the Over-The-Counter Market on the NASD Electronic Bulletin Board or in the "pink sheets" maintained by the National Quotation Bureau, Inc., which are generally considered to be less efficient systems than markets such as Nasdaq or other national exchanges. Further, for companies whose securities are traded on the Over-The-Counter Market, it is more difficult to obtain accurate quotations, to obtain coverage for significant news events because major wire services, including the Dow Jones News Service, generally do not publish press releases about these companies, and to obtain needed capital.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

     As of March 31, 2005, we are exposed to market risks which relate primarily to changes in U.S. interest rates. Our cash equivalents and short-term investments are subject to interest rate risk and will decline in value if interest rates increase. Due to the short duration of these financial instruments, generally one year or less, changes in interest rates would not have a material effect upon our financial position. A hypothetical 10% change in interest rates would not have a material effect on our Statement of Operations or Cash Flows for the three months ended March 31, 2005.

ITEM 4.   CONTROL AND PROCEDURES

     As of the end of the period covered by this report, we carried out a review, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in the SEC rules promulgated under the Securities Exchange Act of 1934, as amended), which are designed to ensure that information required to be disclosed in our Securities and Exchange Commission reports is properly and timely recorded, processed, summarized and reported. Based upon that review, our Chief Executive Officer and Chief Financial Officer concluded that these controls and procedures are operating in an effective manner as of March 31, 2005.

     There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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


                           MACROCHEM CORPORATION
                           (Registrant)



May 13, 2005               /S/  ROBERT J. DELUCCIA
                           --------------------------------------------------
                           Robert J. DeLuccia
                           President and Chief Executive Officer
                           (Principal Executive Officer)

                           /S/  BERNARD R. PATRIACCA
                           --------------------------------------------------
                           Bernard R. Patriacca
                           Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

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