Form 10-Q
period 2005-06-30
MACROCHEM CORP
filed 2005-08-15
CIK 743884

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    Form 10-Q


(Mark One)
[X]                  QUARTERLY REPORT PURSUANT TO SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2005

                                       or

[ ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                   For the Transition Period from ____ to ____

                         Commission file number 0-13634

                              MACROCHEM CORPORATION
                              ---------------------
             (Exact name of registrant as specified in its charter)

            DELAWARE                                             04-2744744
---------------------------------                           --------------------
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
Yes     X         No
    ---------        ---------

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
Yes                  No       X
     -----------        --------

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         CLASS                                    OUTSTANDING AT AUGUST 1, 2005:
----------------------------                      ------------------------------
Common Stock, $.01 par value                                41,863,455

                              MACROCHEM CORPORATION

                               INDEX TO FORM 10-Q
                               ------------------


                                                                     PAGE NUMBER
                                                                     -----------
PART I    FINANCIAL INFORMATION

Item 1    Financial Statements

            Condensed Balance Sheets
            June 30, 2005 and December 31, 2004 (Unaudited)              3

            Condensed Statements of Operations for the
            Three and Six Months Ended June 30, 2005
            and 2004 (Unaudited)                                         4

            Condensed Statements of Cash Flows for the
            Six Months Ended June 30, 2005
            and 2004 (Unaudited)                                         5

            Notes to Unaudited Condensed Financial                       6-11
            Statements

Item 2    Management's Discussion and Analysis of                        12-19
          Financial Condition and Results of Operations

Item 3    Quantitative and Qualitative Disclosures About Market Risk     19

Item 4    Control and Procedures                                         20


PART II   OTHER INFORMATION

Item 4    Submission of Matters to a Vote of Security Holders            21

Item 6    Exhibits                                                       22

SIGNATURES                                                               23

EXHIBIT INDEX                                                            24


ITEM 1.  FINANCIAL STATEMENTS

                              MACROCHEM CORPORATION
                            CONDENSED BALANCE SHEETS
                                   (Unaudited)

                                                                               JUNE 30,        DECEMBER 31,
                                                                                 2005              2004
                                                                            -------------     -------------
ASSETS
Current assets:
    Cash and cash equivalents                                              $    2,130,860    $    4,888,868
    Short-term investments                                                      1,199,778         1,185,406
    Prepaid expenses and other current assets                                     380,054           328,908
                                                                            -------------     -------------
       Total current assets                                                     3,710,692         6,403,182

Property and equipment, net                                                       147,479           183,079

Patents, net                                                                      550,178           523,603
                                                                            -------------     -------------

Total assets                                                               $    4,408,349    $    7,109,864
                                                                            =============     =============
LIABILITIES
Current liabilities:
    Accounts payable                                                              282,150           244,148
Accrued expenses and other liabilities                                            374,965           523,703
                                                                            -------------     -------------
       Total current liabilities                                                  657,115           767,851

Deferred rent                                                                         ---             5,509
                                                                            -------------     -------------
Total liabilities                                                                 657,115           773,360

Commitments and contingencies (Note 3)

STOCKHOLDERS' EQUITY
Preferred stock, authorized and unissued, 6,000,000 shares                            ---               ---
Common stock, $.01 par value, 100,000,000 shares authorized;
    41,885,688 and 38,903,983 shares issued at June 30, 2005 and
    December 31, 2004, respectively                                               418,857           389,040
Additional paid-in capital                                                     83,583,890        82,941,131
Accumulated deficit                                                           (80,192,403)      (76,824,517)
Less treasury stock, at cost, 22,233 and 62,260 shares at June 30, 2005
    and December 31, 2004, respectively                                           (59,110)         (169,150)
                                                                            -------------     -------------
Total stockholders' equity                                                      3,751,234         6,336,504
                                                                            -------------     -------------

Total liabilities and stockholders' equity                                 $    4,408,349    $    7,109,864
                                                                            =============     =============


The accompanying notes are an integral part of these unaudited condensed financial statements.


                              MACROCHEM CORPORATION
                     CONDENSED STATEMENTS OF OPERATIONS
           For the three and six months ended June 30, 2005 and 2004
                                   (Unaudited)

                                                     FOR THE THREE MONTHS ENDED JUNE 30,      FOR THE SIX MONTHS ENDED JUNE 30,
                                                     -----------------------------------      ---------------------------------
                                                         2005                   2004              2005                 2004
                                                     ------------           ------------      ------------         ------------
REVENUES:

     TOTAL REVENUES                                 $         ---          $         ---     $         ---        $         ---

OPERATING EXPENSES:
    Research and development                              739,008              1,185,313         1,769,068            2,506,259
    Marketing, general and administrative                 809,280              1,300,888         1,644,278            2,219,707
                                                     ------------           ------------      ------------         ------------
       TOTAL OPERATING EXPENSES                         1,548,288              2,486,201         3,413,346            4,725,966
                                                     ------------           ------------      ------------         ------------

LOSS FROM OPERATIONS                                   (1,548,288)            (2,486,201)       (3,413,346)          (4,725,966)

OTHER INCOME:
    Interest income                                        21,942                 32,631            45,460               53,868
                                                     ------------           ------------      ------------         ------------
       TOTAL OTHER INCOME                                  21,942                 32,631            45,460               53,868
                                                     ------------           ------------      ------------         ------------

NET LOSS                                            $  (1,526,346)         $  (2,453,570)    $  (3,367,886)       $  (4,672,098)
                                                     ============           ============      ============         ============

BASIC AND DILUTED NET LOSS PER SHARE                $       (0.04)         $       (0.06)    $       (0.08)       $       (0.13)
                                                     ============           ============      ============         ============

SHARES USED TO COMPUTE BASIC AND DILUTED NET
    LOSS PER SHARE                                     41,054,088             38,621,117        39,954,238           36,507,961
                                                     ============           ============      ============         ============

The accompanying notes are an integral part of these unaudited condensed financial statements.



                              MACROCHEM CORPORATION
                       CONDENSED STATEMENTS OF CASH FLOWS
                 For the six months ended June 30, 2005 and 2004
                                   (Unaudited)

                                                                      FOR THE SIX MONTHS ENDED JUNE 30,
                                                                  -----------------------------------------
                                                                       2005                       2004
                                                                  --------------             --------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net loss                                                     $    (3,367,886)           $    (4,672,098)
    Adjustments to reconcile net loss to net cash used by
     operating activities:
       Depreciation and amortization                                      73,908                     91,574
       Stock-based compensation                                              ---                     29,190
       401(k) contributions in company common stock                       15,610                     34,315
       Deferred rent                                                      (5,509)                   (12,304)
       Reduction to capitalized patents                                      ---                    124,853
    Change in assets and liabilities:
       Prepaid expenses and other current assets                         (51,146)                  (137,403)
       Accounts payable and accrued expenses                            (110,739)                   179,422
       Deposits                                                              ---                     29,193
                                                                  --------------             --------------

Net cash used in operating activities                                 (3,445,762)                (4,333,259)
                                                                  --------------             --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Sales of short-term investments                                          ---                  2,000,000
    Purchases of short-term investments                                  (14,522)                    (7,394)
    Expenditures for patents                                             (50,365)                   (30,707)
    Expenditures for property and equipment                              (14,372)                   (14,268)
                                                                  --------------             --------------
Net cash (used in) provided by investing activities                      (79,259)                 1,947,632
                                                                  --------------             --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from sale of common stock (net of legal
       and financial costs)                                              679,505                  6,681,274
    Proceeds from exercise of warrants                                    87,500                    443,816
                                                                  --------------             --------------
Net cash provided by financing activities                                767,005                  7,125,090
                                                                  --------------             --------------

Net change in cash and cash equivalents                               (2,758,008)                 4,739,464
Cash and cash equivalents at beginning of period                       4,888,868                  3,839,772
                                                                  --------------             --------------

Cash and cash equivalents at end of period                       $     2,130,860            $     8,579,235
                                                                  ==============             ==============

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

       The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern depends on its ability to obtain additional financing, to consummate a strategic transaction, to obtain concessions from its employees, including concessions under management severance agreements, or to make alternative arrangements to fund its operations. There can be no assurance that the Company will be able to obtain additional financing, to consummate a strategic transaction, to obtain any concessions from employees or management, or to make alternative arrangements to fund its operations, as there are currently no commitments.

       The Company has been engaged primarily in research and development since its inception in 1981 and has derived limited revenues from the commercial sale of its products, licensing of certain technology and feasibility studies. The Company has had no revenues relating to the sale of any products currently under development. The Company has incurred net losses every year since its inception and the Company anticipates that losses may continue for the foreseeable future. At June 30, 2005, the Company's accumulated deficit was approximately $80.2 million.

       The Company is exploring alternatives, such as a merger or acquisition, a sale of MacroChem, or a sale or licensing of its intellectual property. There are currently no commitments with respect to any such transaction. The Company cannot assure that it will be able to consummate a transaction on favorable terms, if at all, that would substantially improve its liquidity and capital resource position. If the Company is not successful in arranging additional funding or consummating an alternative transaction on a timely basis, the Company will be required to cease operations. The Company believes that its cash, cash equivalents and short-term investments of $3,330,638 at June 30, 2005 are only sufficient to fund its operations through August 2005, and expenses in connection with any eventual termination of the Company's operations.

       Pending the outcome of management's review of potential strategic alternatives and any definitive decision to cease operations and liquidate, the Company will continue to prepare its financial statements on the assumption that it will continue as a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. If management were to decide to cease operations or liquidate, the financial statements would be prepared and presented on the liquidation basis of accounting, whereby assets are valued at their estimated net realizable values and liabilities are stated at their estimated settlement amounts. The Company has employment and severance agreements with certain key employees. The terms of each key employee agreement provide that the employee is an employee at-will. These agreements provide for aggregate annual salary payments of approximately $1,085,250, and provide for severance payments computed with reference to the employee's compensation. There can be no assurance that, in the event of a liquidation, there will be any assets remaining to be distributed to shareholders.

       In addition, the lease of the Company's office and laboratory space expires on August 31, 2005. The Company currently does not have sufficient funds to obtain a new long-term lease of suitable space. There can be no assurance that the Company will be able to obtain a new long-term lease on favorable terms, if at all. The Company is also evaluating potential short-term lease options but there can be no assurance that it will be able to obtain a short-term lease on favorable terms, if at all.

       The results disclosed in the Statement of Operations for the six months ended June 30, 2005 are not necessarily indicative of the results to be expected for the full year.

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

       The Company has used the intrinsic value method to account for stock-based compensation to employees and directors. The following table illustrates the effect on net loss and net loss per share assuming the Company had applied the fair value method to stock-based employee and director compensation:

                                                   THREE MONTHS ENDED JUNE 30,             SIX MONTHS ENDED JUNE 30,
                                                   ---------------------------             -------------------------
                                                     2005               2004                 2005             2004
                                                     ----               ----                 ----             ----

       Net loss as reported                     $  (1,526,346)     $  (2,453,570)       $  (3,367,886)   $  (4,672,098)

       Add: Stock-based employee
           compensation expense included
           in reported net loss                           ---                ---                  ---            7,000

       Deduct: Total stock-based employee
           compensation measured using the
           fair value method                         (314,383)          (197,148)            (613,187)        (444,345)
                                                 ------------       ------------         ------------     ------------

       Pro forma net loss                       $  (1,840,729)     $  (2,651,000)       $  (3,981,073)   $  (5,109,000)
                                                 ============       ============         ============     ============

       Basic and diluted net loss per share
           - as reported                        $       (0.04)     $       (0.06)       $       (0.08)   $       (0.13)
                                                 ============       ============         ============     ============

       Basic and diluted net loss per share
           - pro forma                          $       (0.04)     $       (0.07)       $       (0.10)   $       (0.14)
                                                 ============       ============         ============     ============

       The fair value of options on their grant date was measured using the Black-Scholes option pricing model. Key assumptions used to apply this pricing model are as follows:

                                                   THREE MONTHS ENDED JUNE 30,             SIX MONTHS ENDED JUNE 30,
                                                   ---------------------------             -------------------------
                                                     2005               2004                 2005             2004
                                                     ----               ----                 ----             ----

        Risk-free interest rate                  3.05% - 4.25%      3.05% - 4.04%        3.05% - 4.25%    3.05% - 4.04%
        Expected life of option grants             6 years            6 years              6 years          6 years
        Expected volatility of underlying
            stock                                    93%                97%                  93%              97%
        Expected dividend payment rate, as a
            percentage of the stock price on
            the date of grant                        ---                ---                  ---              ---

       The option pricing model used was designed to value readily tradable stock options with relatively short lives. The options granted to employees are not tradable and have contractual lives of up to ten years.

(3)    COMMITMENTS AND CONTINGENCIES
       -----------------------------

       EMPLOYMENT AGREEMENTS - The Company has employment and severance agreements with certain key employees. The terms of each key employee agreement provide that the employee is an employee at-will. These agreements provide for aggregate annual salary payments of approximately $1,085,250, and provide for severance payments computed with reference to the employee's compensation.

       LEASE COMMITMENTS- In accordance with certain capital lease contracts, in the event that they are terminated early, approximately $40,000 would be owed as early termination payments.

(4)    BASIC AND DILUTED LOSS PER SHARE
       --------------------------------

       The following table sets forth the computation of basic and diluted loss per share:

                                                   THREE MONTHS ENDED JUNE 30,             SIX MONTHS ENDED JUNE 30,
                                                 -------------------------------         -----------------------------
                                                     2005               2004                 2005             2004
                                                     ----               ----                 ----             ----
       Numerator for basic and diluted
        loss per share:
           Net loss                             $  (1,526,346)     $  (2,453,570)       $ (3,367,886)    $  (4,672,098)
                                                 ============       ============         ============     ============

       Denominator for basic and diluted
        loss per share:
           Weighted average shares
           outstanding                             41,054,088         38,621,117           39,954,238       36,507,961
                                                 ============       ============         ============     ============

       Net loss per share - basic and
        diluted                                 $       (0.04)     $       (0.06)       $       (0.08)   $       (0.13)
                                                 ============       ============         ============     ============

       Potential common shares are not included in the per share calculations for diluted EPS, because the effect of their inclusion would be anti-dilutive. Anti-dilutive potential shares not included in per share calculations for the six months ended June 30, 2005 and 2004 were 8,614,491 and 6,553,611, respectively.

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

(6)    STOCKHOLDERS' EQUITY
       --------------------

       During the three months ended June 30, 2005, 331,100 options were granted and no options were exercised or cancelled under the 2001 Incentive Plan

       (the "Plan"). During the six months ended June 30, 2005, 951,848 options were granted and no options were exercised or cancelled under the 2001 Incentive Plan (the "Plan").

       Under the 1994 Equity Incentive Plan (the "1994 Plan"), no options were granted or exercised and 1,820 were cancelled during the three and six-month period ended June 30, 2005.

       In October 2000, warrants to purchase common stock were issued in connection with a private placement to two institutional investors. The warrants issued allow for the purchase of an aggregate of 363,332 shares of common stock at an exercise price of $5.90 per share for five years. As a result of subsequent financing transactions, the exercise price of these warrants has been adjusted to $4.23 in accordance with the terms of the warrants. Through June 30, 2005, none of these warrants had been exercised. The placement agent for this transaction received a warrant to purchase 108,999 shares of common stock at a purchase price of $7.43 for five years. As a result of subsequent financing transactions, the exercise price of these warrants has been adjusted to $5.21 in accordance with the terms of the warrants. As of June 30, 2005, 50,000 of these warrants had been exercised. None were exercised in the six months ended June 30, 2005.

       In July 2001, the Company sold 1,566,047 shares of its common stock for approximately $10,148,000 in gross proceeds ($9,406,291 net of issuance costs) in a private placement to institutional investors. The investors in the July 2001 common stock transaction received warrants to purchase an aggregate of 313,209 shares of common stock at a purchase price of $8.995 per share. As a result of subsequent financing transactions, the exercise price of these warrants has been adjusted to $6.30 in accordance with the terms of the warrants. These warrants expire five years from the closing date and are callable by the Company if the closing price of the stock is higher than $17.99 for 15 consecutive trading days at any time before expiration. As of June 30, 2005, none of these warrants had been exercised.

       In September 2003, the Company sold 4,553,680 shares of its common stock for approximately $3,246,000 in gross proceeds ($2,971,505 net of issuance costs) in a private placement to primarily institutional investors. The investors in the September 2003 common stock transaction received warrants to purchase an aggregate of 910,736 shares of common stock at a purchase price of $1.173 per share for a period of three years. As of June 30, 2005, 378,360 of these investor warrants had been exercised. The placement agent for this transaction received a warrant to purchase 150,000 shares of common stock at a purchase price of $1.173 for a period of three years. As of June 30, 2005, none of these placement agent warrants had been exercised.

       On March 9, 2004, the Company sold 5,402,000 shares of its common stock for $7,292,700 in gross proceeds ($6,681,274 net of issuance costs) in a private placement to institutional investors. The investors also received warrants to purchase an aggregate of 1,080,400 shares of common stock at a purchase price of $2.09 per share expiring five years from the closing date. As of June 30, 2005, none of these warrants had been exercised.

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

       On April 19, 2005, the Company completed a private placement of 2,731,705 shares of common stock and five-year warrants to purchase 1,365,852 shares of the Company's common stock for approximately $815,000 in gross proceeds. The securities were sold in units, with each unit containing one share of common stock and a warrant to purchase one-half of a share of common stock. Institutional investors purchased 2,000,000 units at a purchase price per unit of $0.25, with the accompanying warrants to purchase 1,000,000 shares having an exercise price of $0.35 per share. As of June 30, 2005, 250,000 of these warrants had been exercised. Certain of the Company's executive officers and directors purchased 731,705 units at a per unit purchase price of $0.4305, with the accompanying warrants to purchase 365,852 shares having an exercise price of $0.52 per share. As of June 30, 2005, none of these warrants had been exercised. The Placement Agent for the transaction received a five-year warrant to purchase 50,000 shares of the Company's common stock at an exercise price of $0.35 per share. As of June 30, 2005, none of these warrants had been exercised.

(7)    COMPREHENSIVE LOSS
       ------------------

       Comprehensive loss is equal to the Company's net loss for the six months ended June 30, 2005 and 2004.

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

       Our current cash reserves are only sufficient to fund our operations through August 2005, and expenses in connection with any eventual termination of the Company's operations. Our ability to continue operations after August 2005 depends on our ability to arrange additional funding, to consummate a strategic transaction, to obtain concessions from our employees, including concessions under management severance agreements, or to make alternative arrangements to fund our operations. There can be no assurance that we will be able to obtain additional financing, to consummate a strategic transaction, to obtain any concessions from employees or management, or to make alternative arrangements to fund our operations, as there are currently no commitments.

       We are exploring alternatives, such as a merger or acquisition, a sale of MacroChem, or a sale or licensing of our intellectual property. There are currently no commitments with respect to any such transaction. We cannot assure you that we will be able to consummate a transaction on favorable terms, if at all, that would substantially improve our liquidity and capital resource position. If we are not successful in arranging additional funding or consummating an alternative transaction on a timely basis, we will be required to cease operations.

       In addition, the lease of our office and laboratory space expires on August 31, 2005. We currently do not have sufficient funds to obtain a new long-term lease of suitable space. There can be no assurance that we will be able to obtain a new long-term lease on favorable terms, if at all. We are also evaluating potential short-term lease options but there can be no assurance that we will be able to obtain a short-term lease on favorable terms, if at all.

       Since inception, we have been engaged primarily in research and development. We have not generated any meaningful revenues from operations and we have sustained significant operating losses. We anticipate that we will continue to incur significant losses for the foreseeable future. We cannot guarantee that we will be successful in commercializing our products, or that we will ever become profitable. As of June 30, 2005, we had an accumulated deficit of approximately $80.2 million. Our product candidates are in discovery or developmental stages and must undergo a rigorous regulatory approval process, which includes costly and extensive pre-clinical and clinical testing, to demonstrate safety and efficacy before we can market any resulting product. To date, neither the FDA nor any of its international equivalents has approved any of our product candidates for marketing.

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

       Because a significant portion of our research and development expenses (including employee payroll and related benefits, laboratory supplies, travel, dues and subscriptions, temporary help costs, consulting costs and allocable costs such as occupancy and depreciation) benefit multiple projects or our drug delivery technologies in general, we do not track these expenses by project. For the three months ended June 30, 2005, we spent $739,008 on research and development, including $111,739 and $22,965 in costs associated with clinical trials for Opterone and EcoNail, respectively, and $604,304 in costs not specifically tracked to a particular project. For the three months ended June 30, 2004, we spent $1,185,313 on research and development, including $38,145, $467,385, and $126,659 in costs associated with clinical trials related to Topiglan, Opterone, and EcoNail, respectively, and $553,124 in costs not specifically tracked to a particular project. For the six months ended June 30, 2005, we spent $1,769,068 on research and development, including $327,434 and $195,434 in costs associated with clinical trials for Opterone and EcoNail, respectively, and $1,246,200 in costs not specifically tracked to a particular project. For the six months ended June 30, 2004, we spent $2,506,259 on research and development, including $386,343, $708,363, and $228,974 in costs associated with clinical trials related to Topiglan, Opterone, and EcoNail, respectively, and $1,182,579 in costs not specifically tracked to a particular project.

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

       BASIS OF ACCOUNTING. Pending the outcome of management's review of potential strategic alternatives and any definitive decision to cease operations and liquidate, the Company will continue to prepare its financial statements on the assumption that it will continue as a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. If management were to decide to cease operations or liquidate, the financial statements would be prepared and presented on the liquidation basis of accounting, whereby assets are valued at their estimated net realizable values and liabilities are stated at their estimated settlement amounts. There can be no assurance that, in the event of a liquidation, there will be any assets remaining to be distributed to shareholders.

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

RESULTS OF OPERATIONS
---------------------

       We had no revenues for the three-month and six-month periods ended June 30, 2005 and June 30, 2004.

       During the three-month period ended June 30, 2005, management has delayed the start of new clinical trials and reduced certain general and administrative expenditures in an effort to minimize cash used in operations.

       For the three-month period ended June 30, 2005, research and development expenses decreased by $446,306, or 38%, to $739,008 from $1,185,313 in the three-month period ended June 30, 2004. The decrease is primarily attributable to a decrease of $423,283 spent on clinical trials and other miscellaneous savings of approximately $22,023 in the three-month period ended June 30, 2005 compared with the same three-month period of 2004. For the six-month period ended June 30, 2005, research and development expenses decreased by $737,191, or 29%, to $1,769,068 from $2,506,259 in the six-month period ended June 30, 2004. The decrease is primarily attributable to a decrease of $749,506 spent on clinical trials in the six-month period ended June 30, 2005 compared with the same six-month period of 2004.

       For the three-month period ended June 30, 2005, marketing, general and administrative expenses decreased by $491,608, or 38%, to $809,280 from $1,300,888 in the three-month period ended June 30, 2004. The decrease is primarily attributable to an decrease of $110,298 in consulting fees relating to investor relations and business development, a reduction of insurance premiums of $26,207, a reduction in salaries of $174,800 and a reduction of other miscellaneous expenses of $119,400 during the three months ended June 30, 2005 compared with the same three-month period of 2004. For the six-month period ended June 30, 2005, marketing, general and administrative expenses decreased by $575,429, or 26%, to $1,644,278 from $2,219,707 in the six-month period ended
June 30, 2004. The decrease is primarily attributable to an decrease of $152,200 in consulting fees relating to investor relations and business development, a decrease in travel expenses of $27,398, a reduction of insurance premiums of $45,296, a reduction in salaries of $206,979 and a reduction of other miscellaneous expenses of $91,903 during the six months ended June 30, 2005 compared with the same six-month period of 2004.

       Other income decreased by $10,689, or 33%, to $21,942 in the three-month period ended June 30, 2005 from $32,631 in the three-month period ended June 30, 2004. The decrease is due to lower amounts of cash available for investing purposes. For the six-month period ended on June 30, 2005, other income decreased by $8,408, or 16%, to $45,460 from $53,868 in the six-month period ended June 30, 2004. The decrease is due to lower amounts of cash available for investing purposes.

       For the reasons described above, net loss decreased by $927,224, or 38%, to $1,526,346 in the three-month period ended June 30, 2005 from $2,453,570 in the three-month period ended June 30, 2004. For the six-month period net loss decreased by $1,304,212, or 28%, to $3,367,886 in the six-month period ended June 30, 2005 from $4,672,098 in the six-month period ended June 30, 2004.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

       GENERAL. We believe that our cash, cash equivalents and short-term investments of $3,330,638 at June 30, 2005 are only sufficient to fund our operations through August 2005, and expenses in connection with any eventual termination of the Company's operations. Our ability to continue operations after August 2005 depends on our ability to arrange additional funding, to consummate a strategic transaction, to obtain concessions from our employees, including concessions under management severance agreements, or to make alternative arrangements to fund our operations. There can be no assurance that we will be able to obtain additional financing, to consummate a strategic transaction, to obtain any concessions from employees or management, or to make alternative arrangements to fund our operations, as there are currently no commitments.

       We are exploring alternatives, such as a merger or acquisition, a sale of MacroChem or a sale or licensing of our intellectual property. There are currently no commitments with respect to any such transaction. We cannot assure you that we will be able to consummate a transaction on favorable terms, if at all, that would substantially improve our liquidity and capital resource position. If we are not successful in raising additional capital or consummating an alternative transaction on a timely basis, we will be required to cease operations.

       Pending the outcome of management's review of potential alternatives and any definitive decision to cease operations and liquidate, we will continue to prepare our financial statements on the assumption that we will continue as a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. Consequently, the financial statements do not include any adjustments to reflect possible future effects of the recoverability and classification of assets or the amounts and classification of liabilities that may result from any decisions made with respect to management's assessment of alternatives. If management were to decide to cease operations and liquidate, we would need to prepare and present financial statements on the liquidation basis of accounting, whereby assets are valued at their estimated net realizable values and liabilities are stated at their estimated settlement amounts. There can be no assurance that, in the event of a liquidation, there will be any assets remaining to be distributed to shareholders.

       FUNDING. Since inception, our primary source of funding for our operations has been the private and public sale of our securities, and, to a lesser extent, the licensing of our proprietary technology and products, research collaborations, feasibility studies, government grants and the limited sales of products and test materials. During the first six months of 2005, we received net proceeds of $87,500 from the exercise of warrants and gross proceeds of $815,000 (before issuance costs) as a result of the sale of our common stock in a private placement transaction. During the first six months of 2004, we received net proceeds from the exercise of warrants of $444,000 and proceeds of $6,681,000 (net of issuance costs) as a result of the sale of our common stock in a private placement transaction.

       At June 30, 2005, working capital was approximately $3.1 million, compared to $5.6 million at December 31, 2004. The decrease in our working capital reflects the use of funds in operations. On April 19, 2005, the Company sold 2,731,705 shares of its common stock for gross proceeds of $815,000 in a private placement to institutional investors and to certain executive officers and directors of the Company. The institutional investors also received five year warrants to purchase an aggregate of 1,000,000 shares of common stock at a purchase price of $0.35 per share and the participating executive officers and directors of the Company received warrants to purchase an aggregate of 365,852 shares of common stock at a purchase price of $0.52. Until such time as we obtain agreements with third-party licensees or partners to provide funding for our anticipated business activities, or otherwise generate revenue from the commercialization of our products, our working capital will be utilized to fund our operating activities.

       EXPENDITURES. Pursuant to a plan approved by our Board of Directors in 1998, we are authorized to repurchase 1,000,000 shares of our common stock to be held as treasury shares for future use. During the six-month period ended June 30, 2005, we did not repurchase any shares of common stock. At June 30, 2005, repurchased shares remain available for future use and 679,587 shares remain available for repurchase under the plan.

       Capital and patent expenditures were $14,526 and $50,121 for the first three months and six months, respectively, of 2005.

       On July 10, 2003, the Board of Directors approved retention payments for certain key employees, including certain executive officers, in order to enhance retention of those employees. Payments of approximately $80,000 were paid on January 8, 2004 and payments of approximately $153,000 were paid on July 2, 2004.

       NO SPECULATIVE TRADING; NO OFF-BALANCE SHEET TRANSACTIONS; INFLATION. We do not enter into financial instrument transactions for trading or speculative purposes. We do not intend to establish any special purpose entity and do not have any material off balance sheet financing transactions. We do not believe that inflation has or will have any significant effect on the results of our operations.

       CONTRACTUAL OBLIGATIONS. The lease of our office and laboratory space expires on August 31, 2005. We currently do not have sufficient funds to obtain a new long-term lease of suitable space. There can be no assurance that we will be able to obtain a new long-term lease on favorable terms, if at all. We are also evaluating potential short-term lease options but there can be no assurance that we will be able to obtain a short-term lease on favorable terms, if at all.

       The following summarizes our contractual obligations at December 31, 2004, and the effect that such obligations are expected to have on future cash flows and liquidity:

                                                                            DUE IN
                                                            ---------------------------------------------------
                                                            1 YEAR OR                                5 YEARS OR
Obligations:                                TOTAL AMOUNT      LESS        1-3 YEARS     3-5 YEARS       MORE
                                            ------------    ---------     ---------     ---------    ----------
Lease commitment (through August 2005)      $    313,600    $  313,600    $      --     $      --    $       --
Employment agreements (per year).......        1,085,200     1,085,200           --            --            --
                                            ------------    ----------    ---------     ---------    ----------
Total contractual cash obligations...       $  1,398,800    $1,398,800    $      --     $      --    $       --
                                            ============    ==========    =========     =========    ==========

       NASDAQ LISTING. On October 18, 2004, we received written notice from Nasdaq that the bid price of our common stock had closed below $1.00 for the prior 30 consecutive business days. In accordance with Marketplace Rule 4310(c)(8), we had 180 calendar days, or until April 18, 2005, to regain compliance with this requirement. In order to regain compliance, we had to demonstrate a closing bid price for our common stock of $1.00 per share or more for a minimum of 10 consecutive business days. We were unable to regain compliance with the $1.00 minimum bid price requirement by April 18, 2005, but Nasdaq granted us an additional 180 calendar days, or until October 13, 2005, to regain compliance with the Nasdaq SmallCap Market's $1.00 minimum bid price requirement in accordance with Marketplace Rule 4310(c)(8)(D). If we cannot regain compliance with the $1.00 minimum bid price requirement by the end of this second 180 day compliance period, our common stock may be delisted from trading on The Nasdaq SmallCap Market.

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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

       As of June 30, 2005, we are exposed to market risks which relate primarily to changes in U.S. interest rates. Our cash equivalents and short-term investments are subject to interest rate risk and will decline in value if interest rates increase. Due to the short duration of these financial instruments, generally one year or less, changes in interest rates would not have a material effect upon our financial position. A hypothetical 10% change in interest rates would not have a material effect on our Statement of Operations or Cash Flows for the six months ended June 30, 2005.

ITEM 4.   CONTROL AND PROCEDURES

       As of the end of the period covered by this report, we carried out a review, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in the SEC rules promulgated under the Securities Exchange Act of 1934, as amended), which are designed to ensure that information required to be disclosed in our Securities and Exchange Commission reports is properly and timely recorded, processed, summarized and reported. Based upon that review, our Chief Executive Officer and Chief Financial Officer concluded that these controls and procedures are operating in an effective manner as of June 30, 2005.

       There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The Company's Annual Meeting of Stockholders was held on June 14, 2005. At the meeting (i) all five director nominees were elected, (ii) the appointment of Deloitte & Touche LLP as the Company's independent auditors was ratified, and
(iii) amendments to the Company's certificate of incorporation to effect a reverse split of the Company's Common Stock, pursuant to which any whole number of outstanding shares between, and including, three and seven would be combined into one share were approved and the Company's Board of Directors was authorized, in its discretion, to select and file one such amendment.

       (i) The following directors were elected for one year terms by the votes indicated:

             John L. Zabriskie, 32,978,796 for, 1,047,797 against or withheld; Peter G. Martin, 32,890,144 for, 1,136,449 against or withheld; Michael A. Davis, 32,811,835 for, 1,214,758 against or withheld; Robert J. DeLuccia, 32,941,226 for, 1,085,367 against or withheld; and Paul S. Echenberg, 32,937,063 for, 1,089,530 against or withheld

       (ii) The appointment of Deloitte & Touche LLP was ratified by a vote of 33,657,797 for, 250,941 against and 117,855 abstaining.

       (iii) Amendments to the Company's certificate of incorporation to effect a reverse split of the Company's Common Stock were approved and the Company's Board of Directors was authorized, in its discretion, to select and file one such amendment by a vote of 31,668,208 for, 2,223,296 against and 135,089 abstaining.

             As of June 30, 2005, the Company's Board of Directors had not selected or filed any of the amendments to effect a reverse split.

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

       10.1 Securities Purchase Agreement, dated as of April 19, 2005, by and between the Company and the institutional investors listed on the signature pages thereto, incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated April 22, 2005 (File No. 0-13634).

       10.2 Securities Purchase Agreement, dated as of April 19, 2005, by and between the Company and the directors and officers of the Company listed on the signature pages thereto, incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K dated April 22, 2005 (File No. 0-13634).

       10.3 Registration Rights Agreement, dated as of April 19, 2005 by and among the Company and the purchasers listed on the signature page thereto, incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K dated April 22, 2005 (File No. 0-13634).

       10.4 Form of Common Stock Purchase Warrant, incorporated by reference to
       Exhibit 10.4 to the Company's Current Report on Form 8-K dated April 22, 2005 (File No. 0-13634).

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


                                          MACROCHEM CORPORATION
                                          (Registrant)



August 15, 2005                           /S/  ROBERT J. DELUCCIA
                                          --------------------------------------
                                          Robert J. DeLuccia
                                          President and Chief Executive Officer
                                          (Principal Executive Officer)

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

       10.1 Securities Purchase Agreement, dated as of April 19, 2005, by and between the Company and the institutional investors listed on the signature pages thereto, incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated April 22, 2005 (File No. 0-13634).

       10.2 Securities Purchase Agreement, dated as of April 19, 2005, by and between the Company and the directors and officers of the Company listed on the signature pages thereto, incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K dated April 22, 2005 (File No. 0-13634).

       10.3 Registration Rights Agreement, dated as of April 19, 2005 by and among the Company and the purchasers listed on the signature page thereto, incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K dated April 22, 2005 (File No. 0-13634).

       10.4 Form of Common Stock Purchase Warrant, incorporated by reference to
       Exhibit 10.4 to the Company's Current Report on Form 8-K dated April 22, 2005 (File No. 0-13634).

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