Form 10-Q
period 2005-09-30
MACROCHEM CORP
filed 2005-11-14
CIK 743884

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)
[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 2005

                                       or

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
Yes     X         No
    ---------        ---------

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
Yes               No      X
    ---------        ---------

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Class                                 Outstanding at November 7, 2005:
----------------------------                   --------------------------------
Common Stock, $.01 par value                             41,863,455

                              MACROCHEM CORPORATION

                               INDEX TO FORM 10-Q


                                                                     Page Number
                                                                     -----------
PART I   FINANCIAL INFORMATION

Item 1   Financial Statements

             Condensed Balance Sheets
             September 30, 2005 and December 31, 2004 (Unaudited)        3

             Condensed Statements of Operations for the
             Three and Nine Months Ended September 30, 2005
             and 2004 (Unaudited)                                        4

             Condensed Statements of Cash Flows for the
             Nine Months Ended September 30, 2005
             and 2004 (Unaudited)                                        5

             Notes to Unaudited Condensed Financial
             Statements                                                 6-11

Item 2   Management's Discussion and Analysis of
         Financial Condition and Results of Operations                 12-19

Item 3   Quantitative and Qualitative Disclosures About Market Risk     19

Item 4   Controls and Procedures                                        20


PART II  OTHER INFORMATION

Item 6   Exhibits                                                       21

SIGNATURES                                                              23

EXHIBIT INDEX                                                           24

ITEM 1.  FINANCIAL STATEMENTS

                              MACROCHEM CORPORATION
                            CONDENSED BALANCE SHEETS
                                   (Unaudited)

                                                                            September 30,      December 31,
                                                                                2005              2004
                                                                            --------------     -------------
ASSETS
Current assets:
      Cash and cash equivalents                                             $   1,270,170      $  4,888,868
      Short-term investments                                                          ---         1,185,406
      Prepaid expenses and other current assets                                   224,247           328,908
                                                                             -------------      ------------
          Total current assets                                                  1,494,417         6,403,182

Property and equipment, net                                                        85,215           183,079

Patents, net                                                                      591,844           523,603
                                                                             -------------      ------------

Total assets                                                                $   2,171,476      $  7,109,864
                                                                             =============      ============

LIABILITIES
Current liabilities:
      Accounts payable                                                      $     120,616      $    244,148
      Accrued expenses and other liabilities                                      198,782           523,703
                                                                             -------------      ------------
          Total current liabilities                                               319,398           767,851

Deferred rent                                                                         ---             5,509
                                                                             -------------      ------------
Total liabilities                                                                 319,398           773,360

Commitments and contingencies (Note 3)

STOCKHOLDERS' EQUITY
Preferred stock, authorized and unissued, 6,000,000 shares                            ---               ---
Common stock, $.01 par value, 100,000,000 shares authorized;
      41,885,688 and 38,903,983 shares issued at September 30, 2005 and
      December 31, 2004, respectively                                             418,857           389,040
Additional paid-in capital                                                     83,505,726        82,941,131
Accumulated deficit                                                           (82,013,395)      (76,824,517)
Less treasury stock, at cost, 22,233 and 62,260 shares at September 30,
      2005 and December 31, 2004, respectively                                    (59,110)         (169,150)
                                                                             -------------      ------------
Total stockholders' equity                                                      1,852,078         6,336,504
                                                                             -------------      ------------

Total liabilities and stockholders' equity                                  $   2,171,476      $  7,109,864
                                                                             =============      ============

The accompanying notes are an integral part of these unaudited condensed financial statements.

                              MACROCHEM CORPORATION
                       CONDENSED STATEMENTS OF OPERATIONS
         For the three and nine months ended September 30, 2005 and 2004
                                   (Unaudited)

                                                          For the three months ended              For the nine months ended
                                                               September 30,                             September 30,
                                                           2005                2004                2005               2004
                                                       ------------        ------------        ------------       ------------
OPERATING EXPENSES:
     Research and development                              380,881           1,003,510           2,149,949          3,509,769
     Marketing, general and administrative                 703,098             934,438           2,347,376          3,153,167
     Costs associated with staff reduction and
     transition agreements (Note 8)                        751,277                 ---             751,277                ---
                                                        -----------         -----------         -----------        -----------
         TOTAL OPERATING EXPENSES                        1,835,256           1,937,948           5,248,602          6,662,936

LOSS FROM OPERATIONS                                    (1,835,256)         (1,937,948)         (5,248,602)        (6,662,936)

OTHER INCOME:
     Interest income                                        14,264              26,464              59,724             79,354
                                                        -----------         -----------         -----------        -----------
         TOTAL OTHER INCOME                                 14,264              26,464              59,724             79,354
                                                        -----------         -----------         -----------        -----------

NET LOSS                                               $(1,820,992)        $(1,911,484)        $(5,188,878)       $(6,583,582)
                                                        ===========         ===========         ===========        ===========

BASIC AND DILUTED NET LOSS PER SHARE                   $     (0.04)        $     (0.05)        $     (0.13)       $     (0.18)
                                                        ===========         ===========         ===========        ===========

SHARES USED TO COMPUTE BASIC AND DILUTED NET
     LOSS PER SHARE                                     41,863,455          38,788,748          40,597,637         37,273,118
                                                        ===========         ===========         ===========        ===========


The accompanying notes are an integral part of these unaudited condensed financial statements.

                              MACROCHEM CORPORATION
                       CONDENSED STATEMENTS OF CASH FLOWS
              For the nine months ended September 30, 2005 and 2004
                                   (Unaudited)

                                                                   For the nine months ended September 30,
                                                                       2005                       2004
                                                                   ------------               ------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                                      $(5,188,878)               $(6,583,582)
     Adjustments to reconcile net loss to net cash used by
       operating activities:
         Depreciation and amortization                                 149,582                    150,390
         Stock-based compensation                                          ---                    190,552
         401(k) contributions in company common stock                   15,610                     48,082
         Deferred rent                                                  (5,509)                   (19,592)
         Reduction to capitalized patents                                  ---                    124,853
     Change in assets and liabilities:
         Prepaid expenses and other current assets                     104,661                    (17,608)
         Accounts payable and accrued expenses                        (448,453)                   (62,897)
         Deposits                                                          ---                     29,193
                                                                    -----------                -----------
Net cash used in operating activities                               (5,372,987)                (6,140,609)
                                                                    -----------                -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Sales of short-term investments                                 1,185,406                  2,000,000
     Purchases of short-term investments                                   ---                    (10,873)
     Expenditures for patents                                         (105,439)                   (30,707)
     Expenditures for property and equipment                           (14,519)                   (46,479)
                                                                    -----------                -----------
Net cash provided by investing activities                            1,065,448                  1,911,941
                                                                    -----------                -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from sale of common stock (net of legal and
     financial costs)                                                  601,341                  6,681,274
     Proceeds from exercise of warrants                                 87,500                    443,816
                                                                    -----------                -----------
Net cash provided by financing activities                              688,841                  7,125,090
                                                                    -----------                -----------

Net change in cash and cash equivalents                             (3,618,698)                 2,896,422
Cash and cash equivalents at beginning of period                     4,888,868                  3,839,772
                                                                    -----------                -----------

Cash and cash equivalents at end of period                         $ 1,270,170                $ 6,736,194
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

     On September 7, 2005, the Company announced that, at the direction of its board of directors, the Company was discontinuing all research and product development activities, and that, in connection with that decision, the Company had terminated substantially all of its non-management personnel as of August 31, 2005. In addition, on September 16, 2005, the Company announced that it had entered into transition agreements with all of its management personnel. The transition agreements terminated the then existing employment and severance agreements between the Company and management and provided that management would remain employed by the Company until November 30, 2005.

     Since that time, the Company has been in contact with third parties in an attempt to sell the business or its intellectual property and other operating assets or to secure financing. As of the date of this report, there is no firm commitment for a sale or financing transaction. The Company believes that its cash, cash equivalents and short-term investments of $1,270,170 at September 30, 2005 are only sufficient to fund its operations through November 2005, and expenses in connection with the termination of the Company's operations.

     The Company's ability to continue operations after November 2005 depends on its ability to arrange additional funding or to make alternative arrangements to fund its operations. The Company is presently in discussions concerning a potential financing transaction. However, there is currently no firm commitment with respect to any such financing transaction. The Company cannot assure that it will be able to consummate a financing transaction on favorable terms, if at all, that would substantially improve its liquidity and capital resource position. If the Company is not successful in arranging additional financing, or consummating an alternative transaction, on a timely basis, the Company will be required to cease operations.

     Pending the outcome of management's efforts to secure additional financing and any definitive decision to cease operations and liquidate, the Company will continue to prepare its financial statements on the assumption that it will continue as a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. Consequently, the financial statements do not include any adjustments to reflect possible future effects of the recoverability and classification of assets or the amounts and classification of liabilities that may result if management and the Board of Directors were to determine that additional financing was not available on favorable terms, and that the Company should cease operations and liquidate. In this event, the financial statements would be prepared and presented on the liquidation basis of accounting, whereby assets are valued at their estimated net realizable values and liabilities are stated at their estimated settlement amounts. There can be no assurance that, in the event of a liquidation, there will be any assets remaining to be distributed to shareholders.

     In addition, the current sublease of the Company's office and laboratory space expires on November 30, 2005. The Company is evaluating potential options to extend its lease but there can be no assurance that it will be able to obtain an extension on favorable terms, if at all.

     The Company has been engaged primarily in research and development since its inception in 1981 and has derived limited revenues from the commercial sale of its products, licensing of certain technology and feasibility studies. The Company has had no revenues relating to the sale of any products currently under development. The Company has incurred net losses every year since its inception and the Company anticipates that, if the Company is able to continue as a going concern, losses may continue for the foreseeable future. At September 30, 2005, the Company's accumulated deficit was approximately $82.0 million.

     The results disclosed in the Statement of Operations for the nine months ended September 30, 2005 are not necessarily indicative of the results to be expected for the full year.

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

     The Company has used the intrinsic value method to account for stock-based compensation to employees and directors. The following table illustrates the effect on net loss and net loss per share assuming the Company had applied the fair value method to stock-based employee and director compensation:

                                             Three Months Ended September 30,        Nine Months Ended September 30,
                                             --------------------------------        -------------------------------
                                                  2005               2004                 2005             2004
                                                  ----               ----                 ----             ----

     Net loss as reported                     $(1,820,992)       $(1,911,484)         $(5,188,878)     $(6,583,582)

     Add: Stock-based employee
         compensation expense included
         in reported net loss                         ---                ---                  ---            7,325

     Deduct: Total stock-based employee
         compensation measured using the
         fair value method                        (67,226)          (125,290)            (680,413)        (569,635)
                                               -----------        -----------          -----------      -----------

     Pro forma net loss                       $(1,888,218)       $(2,036,774)         $(5,869,291)     $(7,145,892)
                                               ===========        ===========          ===========      ===========

     Basic and diluted net loss per share
     - as reported                            $     (0.04)       $     (0.05)         $     (.013)     $     (0.18)
                                               ===========        ===========          ===========      ===========

     Basic and diluted net loss per share
     - pro forma                              $     (0.05)       $     (0.05)         $     (0.14)     $     (0.19)
                                               ===========        ===========          ===========      ===========

     The fair value of options on their grant date was measured using the Black-Scholes option pricing model. Key assumptions used to apply this pricing model are as follows:

                                                Three Months Ended September 30,        Nine Months Ended September 30,
                                                --------------------------------        -------------------------------
                                                     2005               2004                 2005             2004
                                                     ----               ----                 ----             ----

        Risk-free interest rate                  3.05% - 4.25%     3.05% - 4.14%        3.05% - 4.25%     3.05% - 4.14%
        Expected life of option grants              6 years           6 years              6 years           6 years
        Expected volatility of underlying
            stock                                     93%               97%                  93%               97%
        Expected dividend payment rate, as a
            percentage of the stock price on
            the date of grant                         ---               ---                  ---               ---

     The option pricing model used was designed to value readily tradable stock options with relatively short lives. The options granted to employees are not tradable and have contractual lives of up to ten years.

(3)  COMMITMENTS AND CONTINGENCIES

     Employment Agreements - On September 12, 2005 and September 13, 2005, the Company entered into transition agreements with certain key employees other than Robert J. DeLuccia, its President and Chief Executive Officer, and on September 16, 2005, the Company entered into a transition agreement with Mr. DeLuccia. The transition agreements terminated the existing employment and severance agreements between the Company and each key employee. The terms of each transition agreement provide that the employee will remain with the Company as an employee at-will until November 30, 2005. These agreements provide for aggregate payments of approximately $75,000 on November 30, 2005.

     Lease Commitments- In accordance with certain capital lease contracts, in the event that they are terminated early, approximately $29,000 would be owed as early termination payments.

(4)  BASIC AND DILUTED LOSS PER SHARE

     The following table sets forth the computation of basic and diluted loss per share:

                                                    Three Months Ended                      Nine Months Ended
                                                       September 30,                           September 30,
                                                  2005               2004                 2005             2004
                                                  ----               ----                 ----             ----
     Numerator for basic and diluted loss
     per share:
        Net loss                              $(1,820,992)       $(1,911,484)         $(5,188,878)     $(6,583,582)
                                               ===========        ===========          ===========      ===========

     Denominator for basic and diluted
     loss per share:
        Weighted average shares
        outstanding                            41,863,455         38,788,748           40,597,637       37,273,118
                                               ===========        ===========          ===========      ===========

     Net loss per share - basic and           $     (0.04)       $     (0.05)         $     (0.13)     $     (0.18)
     diluted                                   ===========        ===========          ===========      ===========


     Potential common shares are not included in the per share calculations for diluted EPS, because the effect of their inclusion would be anti-dilutive. Anti-dilutive potential shares not included in per share calculations for the nine months ended September 30, 2005 and 2004 were 8,341,329 and 6,553,611, respectively.

(5)  PATENTS

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

(6)  STOCKHOLDERS' EQUITY

     During the three months ended September 30, 2005, no options were granted or exercised and 236,932 options were cancelled under the 2001 Incentive Plan (the "Plan"). During the nine months ended September 30, 2005, 331,100 options were granted and no options were exercised under the Plan. During the same nine month period, 236,932 options were cancelled under the Plan.

     Under the 1994 Equity Incentive Plan (the "1994 Plan"), no options were granted or exercised and 36,232 and 38,052 were cancelled during the three and nine-month periods ended September 30, 2005, respectively.

     In July 2001, the Company sold 1,566,047 shares of its common stock for approximately $10,148,000 in gross proceeds ($9,406,291 net of issuance costs) in a private placement to institutional investors. The investors in the July 2001 common stock transaction received warrants to purchase an aggregate of 313,209 shares of common stock at a purchase price of $8.995 per share. As a result of subsequent financing transactions, the exercise price of these warrants has been adjusted to $6.30 in accordance with the terms of the warrants. These warrants expire five years from the closing date and are callable by the Company if the closing price of the stock is higher than $17.99 for 15 consecutive trading days at any time before expiration. As of September 30, 2005, none of these warrants had been exercised.

     In September 2003, the Company sold 4,553,680 shares of its common stock for approximately $3,246,000 in gross proceeds ($2,971,505 net of issuance costs) in a private placement to primarily institutional investors. The investors in the September 2003 common stock transaction received warrants to purchase an aggregate of 910,736 shares of common stock at a purchase price of $1.173 per share for a period of three years. As of September 30, 2005, 378,360 of these investor warrants had been exercised. The placement agent for this transaction received a warrant to purchase 150,000 shares of common stock at a purchase price of $1.173 for a period of three years. As of September 30, 2005, none of these placement agent warrants had been exercised.

     On March 9, 2004, the Company sold 5,402,000 shares of its common stock for $7,292,700 in gross proceeds ($6,681,274 net of issuance costs) in a private placement to institutional investors. The investors also received warrants to purchase an aggregate of 1,080,400 shares of common stock at a purchase price of $2.09 per share expiring five years from the closing date. As of September 30, 2005, none of these warrants had been exercised.

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

     On April 19, 2005, the Company completed a private placement of 2,731,705 shares of common stock and five-year warrants to purchase 1,365,852 shares of the Company's common stock for approximately $815,000 in gross proceeds. The securities were sold in units, with each unit containing one share of common stock and a warrant to purchase one-half of a share of common stock. Institutional investors purchased 2,000,000 units at a purchase price per unit of $0.25, with the accompanying warrants to purchase 1,000,000 shares having an exercise price of $0.35 per share. As of September 30, 2005, 250,000 of these warrants had been exercised. Certain of the Company's executive officers and directors purchased 731,705 units at a per unit purchase price of $0.4305, with the accompanying warrants to purchase 365,852 shares having an exercise price of $0.52 per share. As of September 30, 2005, none of these warrants had been exercised. The Placement Agent for the transaction received a five-year warrant to purchase 50,000 shares of the Company's common stock at an exercise price of $0.35 per share. As of September 30, 2005, none of these warrants had been exercised.

(7)  COMPREHENSIVE LOSS

     Comprehensive loss is equal to the Company's net loss for the nine months ended September 30, 2005 and 2004.

(8)  COSTS ASSOCIATED WITH STAFF REDUCTION AND TRANSITION AGREEMENTS

     As reported on a Current Report on Form 8-K filed on September 7, 2005, the Company terminated substantially all its non-management personnel on August 31, 2005. The costs associated with this staff reduction and related expenses were approximately $166,839.

     As reported on a Current Report on Form 8-K filed on September 16, 2005, the Company entered into transition agreements with its executive officers in September 2005. The transition agreements terminated the existing employment and severance agreements between the Company and each executive. Pursuant to the terms of the transition agreements, the executives agreed that they would remain employed by the Company until November 30, 2005. The costs associated with these transition agreements were approximately $584,438. These agreements also provide for aggregate payments of approximately $75,000 on November 30, 2005.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NOTE REGARDING FORWARD LOOKING STATEMENTS

     This report and the documents incorporated in this report by reference may contain "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These statements may be identified by the use of forward-looking words or phrases such as "anticipate," "believe," "could," "expect," "intend," "look forward," "may," "planned," "potential," "should," "will," and "would." These forward-looking statements reflect our current expectations and are based upon currently available data. The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for such forward-looking statements. In order to comply with the terms of the safe harbor, we note that a variety of factors could cause actual results and experience to differ materially from the anticipated results or other expectations expressed in the forward-looking statements. These factors include, but are not limited to: our ability to continue as a going concern; our history of operating losses and our need for continued working capital; our need for significant additional product development efforts and additional financing; technological uncertainty relating to transdermal drug delivery systems; no assurance of our entering into license or strategic arrangements; the early stage of development of our proposed products; the lack of success of our prior development efforts; uncertainties related to clinical trials of our proposed products; uncertainties relating to government regulation and regulatory approvals; our dependence on third parties for the FDA application process; uncertainties regarding market acceptance of our product candidates; uncertainties regarding the potential health risks of hormone replacement therapies; our ability to identify and obtain rights to products or technologies in order to build our portfolio of product candidates; our dependence on third parties for marketing and distribution; our reliance on key employees; our limited personnel and our dependence on continued access to scientific talent; uncertainties relating to competition, patents and proprietary technology; our dependence on third parties for manufacturing; uncertainties relating to risks of product liability claims, lack of product liability insurance, and expense and difficulty of obtaining adequate insurance coverage; uncertainty of pharmaceutical pricing and related matters; volatility of our stock price; and our ability to comply with the minimum listing qualifications of The Nasdaq Capital Market. Additional information on these and other factors which could affect the Company's actual results and experience are included in the Company's Annual Report on Form 10-K for the year ended December 31, 2004 and, in particular, the section entitled "Risk Factors".

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

GENERAL

     In recent years, our primary business efforts were directed towards the development and potential commercialization of topically delivered pharmaceutical products by employing SEPA (Soft Enhancement of Percutaneous Absorption), our patented topical drug delivery technology. SEPA enhances the efficiency and rate of diffusion of drugs into and through the skin. SEPA, when properly combined with active pharmaceutical ingredients, can provide for a variety of convenient and easy-to-apply formulations, including creams, gels, ointments, lacquers and solutions for the treatment of a variety of systemic and localized conditions. We believe that products incorporating SEPA may allow selected drugs to be administered more effectively and with improved patient compliance compared to alternative methods of drug administration, such as ingestion and injection. Since inception, we have not generated any meaningful revenues from operations and we have sustained significant operating losses. Our product candidates are in discovery or developmental stages and must undergo a rigorous regulatory approval process, which includes costly and extensive pre-clinical and clinical testing, to demonstrate safety and efficacy before we can market any resulting product. To date, neither the FDA nor any of its international equivalents has approved any of our product candidates for marketing. As of September 30, 2005, we had an accumulated deficit of approximately $82.0 million. We anticipate that, assuming we are able to continue as a going concern, we will continue to incur significant losses for the foreseeable future. We cannot guarantee that we will be successful in commercializing our products, or that we will ever become profitable.

     On September 7, 2005, we announced that, at the direction of our board of directors, we were discontinuing all research and product development activities, and that we had terminated substantially all of our non-management personnel as of August 31, 2005. In addition, on September 16, 2005, we announced that the Company had entered into transition agreements with all of its management personnel. The transition agreements terminated the then existing employment and severance agreements between the Company and management and provided that management would remain employed by the Company until November 30, 2005.

     Since that time, we have been in contact with third parties in an attempt to sell the business or our intellectual property and other operating assets or to secure financing. As of the date of this report, there is no firm commitment for a sale or financing transaction. We believe that our cash, cash equivalents and short-term investments of $1,270,170 at September 30, 2005 are only sufficient to fund our operations through November 2005, and the expenses in connection with the termination of our operations. Our ability to continue operations after November 2005 depends on our ability to arrange additional funding or to make alternative arrangements to fund our operations. We are presently in discussions concerning a potential financing transaction. However, there is currently no firm commitment with respect to any such financing transaction. We cannot assure that we will be able to consummate a financing transaction on favorable terms, if at all, that would substantially improve our liquidity and capital resource position. If we are not successful in arranging additional financing, or consummating an alternative transaction, on a timely basis, we will be required to cease operations.

     In addition, the sublease of our office and laboratory space expires on November 30, 2005. The Company is evaluating potential options to extend its lease but there can be no assurance that it will be able to obtain an extension on favorable terms, if at all.

     Our historical results of operations vary significantly and depend, among other factors, on:

     o  the progress of clinical trials we conduct, if any;

     o  the degree of our research, marketing and administrative efforts;

     o  the signing of licenses and product development agreements; and

     o  the timing of revenues recognized pursuant to license agreements.

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

     Because a significant portion of our research and development expenses (including employee payroll and related benefits, laboratory supplies, travel, dues and subscriptions, temporary help costs, consulting costs and allocable costs such as occupancy and depreciation) benefit multiple projects or our drug delivery technologies in general, we do not track these expenses by project. For the three months ended September 30, 2005, we spent $380,881 on research and development, all of which was not specifically tracked to a particular project. For the three months ended September 30, 2004, we spent $1,003,510 on research and development, including $1,549, $298,779, and $174,574 in costs associated with clinical trials related to Topiglan, Opterone, and EcoNail, respectively, and $528,608 in costs not specifically tracked to a particular project. For the nine months ended September 30, 2005, we spent $2,149,949 on research and development, including $111,739 and $22,965 in costs associated with clinical trials for Opterone and EcoNail, respectively, and $2,015,245 in costs not specifically tracked to a particular project. For the nine months ended September 30, 2004, we spent $3,509,769 on research and development, including $387,892, $1,007,142, and $403,547 in costs associated with clinical trials related to Topiglan, Opterone, and EcoNail, respectively, and $1,711,188 in costs not specifically tracked to a particular project.

     As of August 31, 2005, we have discontinued our research and development activities and have focused our efforts on securing additional financing, selling the business or assets of the Company or engaging in a strategic transaction. Our previously conducted research and development programs were, and if we are able to resume our research and development programs in the future they will be, subject to risks and uncertainties, including the requirement to seek regulatory approval, that are outside of our control. Moreover, the product candidates identified in these research and development programs, which currently are in developmental stages, must overcome significant technological, manufacturing and marketing challenges before they can be successfully commercialized.

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

     BASIS OF ACCOUNTING. Pending the outcome of management's efforts to secure additional financing and any definitive decision to cease operations and liquidate, the Company will continue to prepare its financial statements on the assumption that it will continue as a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. Consequently, the financial statements do not include any adjustments to reflect possible future effects of the recoverability and classification of assets or the amounts and classification of liabilities that may result if management and the Board of Directors were to determine that additional financing was not available on favorable terms, and that the Company should cease operations and liquidate. In this event, the financial statements would be prepared and presented on the liquidation basis of accounting, whereby assets are valued at their estimated net realizable values and liabilities are stated at their estimated settlement amounts. There can be no assurance that, in the event of a liquidation, there will be any assets remaining to be distributed to shareholders.

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

RESULTS OF OPERATIONS
---------------------

     We had no revenues for the three-month and nine-month periods ended September 30, 2005 and September 30, 2004.

     During the three-month period ended September 30, 2005, as a result of the decision by the Board of Directors of the Company to discontinue all research and product development activities and to seek to secure additional financing or sell the business or the Company's assets, management has delayed the start of new clinical trials and reduced certain general and administrative expenditures in an effort to minimize cash used in operations.

     For the three-month period ended September 30, 2005, research and development expenses decreased by $622,629, or 62.0 %, to $380,881 from $1,003,510 in the three-month period ended September 30, 2004. The decrease is primarily attributable to a decrease of $563,115 spent on clinical trials and other miscellaneous savings of approximately $57,382 in the three-month period ended September 30, 2005 compared with the same three-month period of 2004. For the nine-month period ended September 30, 2005, research and development expenses decreased by $1,359,820, or 63.2 %, to $2,149,949 from $3,509,769 in the nine-month period ended September 30, 2004. The decrease is primarily attributable to a decrease of $1,309,620 spent on clinical trials in the nine-month period ended September 30, 2005 compared with the same nine-month period of 2004.

     For the three-month period ended September 30, 2005, marketing, general and administrative expenses decreased by $231,340, or 24.8%, to $703,098 from $934,438 in the three-month period ended September 30, 2004. The decrease is primarily attributable to a decrease of $138,236 in consulting fees relating to investor relations and business development, a reduction in salaries of $84,499 and a reduction of other miscellaneous expenses of $90,306 offset by an increase in legal and audit fees of $83,469 during the three months ended September 30, 2005 compared with the same three-month period of 2004. For the nine-month period ended September 30, 2005, marketing, general and administrative expenses decreased by $805,791, or 25.6%, to $2,347,376 from $3,153,167 in the nine-month period ended September 30, 2004. The decrease is primarily attributable to a decrease of $290,437 in consulting fees relating to investor relations and business development, a decrease in travel expenses of $33,605, a reduction of insurance premiums of $47,588, a reduction in salaries of $291,479 and a reduction of other miscellaneous expenses of $142,571 during the nine months ended September 30, 2005 compared with the same nine-month period of 2004.

     Other income decreased by $12,200, or 46.1%, to $14,264 in the three-month period ended September 30, 2005 from $26,464 in the three-month period ended September 30, 2004. The decrease is due to lower amounts of cash available for investing purposes. For the nine-month period ended on September 30, 2005, other income decreased by $19,630, or 24.7%, to $59,724 from $79,354 in the nine-month period ended September 30, 2004. The decrease is due to lower amounts of cash available for investing purposes.

     For the reasons described above and due to the costs incurred as a result of the staff reduction and transition agreements of $751,277, net loss decreased by $90,492, or 4.7%, to $1,820,992 in the three-month period ended September 30, 2005 from $1,911,484 in the three-month period ended September 30, 2004. For the nine-month period net loss decreased by $1,394,704, or 21.0%, to $5,188,878 in the nine-month period ended September 30, 2005 from $6,583,582 in the nine-month period ended September 30, 2004.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     GENERAL. We believe that our cash, cash equivalents and short-term investments of $1,270,170 at September 30, 2005 are only sufficient to fund our operations through November 2005, and expenses in connection with any eventual termination of the Company's operations. Our ability to continue operations after November 2005 depends on our ability to arrange additional funding or to make alternative arrangements to fund our operations. There can be no assurance that we will be able to obtain additional financing or to make alternative arrangements to fund our operations, as there are currently no commitments.

     We are presently in discussions concerning a potential financing transaction. However, there are currently no commitments with respect to any such financing transaction. We cannot assure you that we will be able to consummate a financing transaction on favorable terms, if at all, that would substantially improve our liquidity and capital resource position. If we are not successful in arranging additional funding, or consummating an alternative transaction, on a timely basis, we will be required to cease operations.

     Pending the outcome of management's efforts to secure additional financing and any definitive decision to cease operations and liquidate, we will continue to prepare our financial statements on the assumption that we will continue as a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. Consequently, the financial statements do not include any adjustments to reflect possible future effects of the recoverability and classification of assets or the amounts and classification of liabilities that may result if management and the Board of Directors were to determine that additional financing was not available on favorable terms, and that the Company should cease operations and liquidate. In this event, we would need to prepare and present financial statements on the liquidation basis of accounting, whereby assets are valued at their estimated net realizable values and liabilities are stated at their estimated settlement amounts. There can be no assurance that, in the event of a liquidation, there will be any assets remaining to be distributed to shareholders.

     FUNDING. Since inception, our primary source of funding for our operations has been the private and public sale of our securities, and, to a lesser extent, the licensing of our proprietary technology and products, research collaborations, feasibility studies, government grants and the limited sales of products and test materials. During the first nine months of 2005, we received net proceeds of $87,500 from the exercise of warrants and gross proceeds of $815,000 (before issuance costs) as a result of the sale of our common stock in a private placement transaction. During the first nine months of 2004, we received net proceeds from the exercise of warrants of $443,816 and proceeds of $6,681,274 (net of issuance costs) as a result of the sale of our common stock in a private placement transaction.

     At September 30, 2005, working capital was approximately $1.2 million, compared to $7.3 million at December 31, 2004. The decrease in our working capital reflects the use of funds in operations. On April 19, 2005, the Company sold 2,731,705 shares of its common stock for gross proceeds of $815,000 in a private placement to institutional investors and to certain executive officers and directors of the Company. The institutional investors also received five year warrants to purchase an aggregate of 1,000,000 shares of common stock at a purchase price of $0.35 per share and the participating executive officers and directors of the Company received warrants to purchase an aggregate of 365,852 shares of common stock at a purchase price of $0.52.

     EXPENDITURES. Pursuant to a plan approved by our Board of Directors in 1998, we are authorized to repurchase 1,000,000 shares of our common stock to be held as treasury shares for future use. During the nine-month period ended September 30, 2005, we did not repurchase any shares of common stock. At September 30, 2005, repurchased shares remain available for future use and 679,587 shares remain available for repurchase under the plan.

     Capital and patent expenditures were $119,958 for the first nine months of 2005.

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

     CONTRACTUAL OBLIGATIONS. The lease of our office and laboratory space expires on November 30, 2005. The Company is evaluating potential options to extend its lease but there can be no assurance that it will be able to obtain an extension on favorable terms, if at all.

     On September 12, 2005 and September 13, 2005, the Company entered into transition agreements with certain key employees other than Robert J. DeLuccia, its President and Chief Executive Officer, and on September 16, 2005, the Company entered into a transition agreement with Mr. DeLuccia. The transition agreements terminated the existing employment and severance agreements between the Company and each key employee. The terms of each transition agreement provide that the employee will remain with the Company as an employee at-will until November 30, 2005. These agreements provide for aggregate payments of approximately $75,000 on November 30, 2005.

     NASDAQ LISTING. On October 18, 2004, we received written notice from Nasdaq that the bid price of our common stock had closed below $1.00 for the prior 30 consecutive business days. In accordance with Marketplace Rule 4310(c)(8), we had 180 calendar days, or until April 18, 2005, to regain compliance with this requirement. In order to regain compliance, we had to demonstrate a closing bid price for our common stock of $1.00 per share or more for a minimum of 10 consecutive business days. We were unable to regain compliance with the $1.00 minimum bid price requirement by April 18, 2005, but Nasdaq granted us an additional 180 calendar days, or until October 13, 2005, to regain compliance with the Nasdaq Capital Market's (the Nasdaq SmallCap Market was renamed the Nasdaq Capital Market effective as of September 27, 2005) $1.00 minimum bid price requirement in accordance with Marketplace Rule 4310(c)(8)(D). We were unable to regain compliance with the $1.00 minimum bid price requirement by October 13, 2005.

     On October 18, 2005, we received a Nasdaq Staff Determination indicating that the Company did not comply with the minimum bid price requirement for continued listing set forth in Marketplace Rule 4310(c)(4) and that our securities are, therefore, subject to delisting from The Nasdaq Capital Market. The Staff Determination further indicated that the Staff had determined that MacroChem's securities are also subject to delisting from The Nasdaq Capital Market under Marketplace Rule 4300.

     We have requested a hearing before a Nasdaq Listing Qualifications Panel to review the Staff Determination. The hearing request will stay the delisting of the Company's securities, which will continue trading on The Nasdaq Capital Market pending the Panel's decision. There can be no assurance that we will be able to regain compliance with Nasdaq listing requirements nor can there be any assurance that the Nasdaq Listing Qualifications Panel will grant our request for continued listing. In addition, we may also decide not to pursue the appeal and to seek to have our common stock quoted on the Over-The-Counter Market on the NASD Electronic Bulletin Board.

     If our common stock were delisted from The Nasdaq Capital Market, it may become eligible thereafter for quotation on the Over-The-Counter Market on the NASD Electronic Bulletin Board or in the "pink sheets" maintained by the National Quotation Bureau, Inc., which are generally considered to be less efficient systems than markets such as Nasdaq or other national exchanges. Further, for companies whose securities are traded on the Over-The-Counter Market, it is more difficult to obtain accurate quotations, to obtain coverage for significant news events because major wire services, including the Dow Jones News Service, generally do not publish press releases about these companies, and to obtain needed capital.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

     As of September 30, 2005, we are exposed to market risks which relate primarily to changes in U.S. interest rates. Our cash equivalents and short-term investments are subject to interest rate risk and will decline in value if interest rates increase. Due to the short duration of these financial instruments, generally one year or less, changes in interest rates would not have a material effect upon our financial position. A hypothetical 10% change in interest rates would not have a material effect on our Statement of Operations or Cash Flows for the nine months ended September 30, 2005.

ITEM 4.  CONTROL AND PROCEDURES

     As of the end of the period covered by this report, we carried out a review, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in the SEC rules promulgated under the Securities Exchange Act of 1934, as amended), which are designed to ensure that information required to be disclosed in our Securities and Exchange Commission reports is properly and timely recorded, processed, summarized and reported. Based upon that review, our Chief Executive Officer and Chief Financial Officer concluded that these controls and procedures are operating in an effective manner as of September 30, 2005.

     There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

     10.1 Sublease Agreement, dated as of August 31, 2005, by and between MacroChem Corporation and ActivBiotics, Inc., incorporated by reference to
     Exhibit 10.1 to the Company's Current Report on Form 8-K dated September 16, 2005 (File No. 0-13634).

     10.2 Transition Agreement, dated as of September 12, 2005, by and between MacroChem Corporation and Bernard R. Patriacca, incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K dated September 16, 2005 (File No. 0-13634).

     10.3 Transition Agreement, dated as of September 13, 2005, by and between MacroChem Corporation and Thomas C. K. Chan, incorporated by reference to
     Exhibit 10.3 to the Company's Current Report on Form 8-K dated September 16, 2005 (File No. 0-13634).

     10.4 Transition Agreement, dated as of September 12, 2005, by and between MacroChem Corporation and Melvin A. Snyder, incorporated by reference to
     Exhibit 10.4 to the Company's Current Report on Form 8-K dated September 16, 2005 (File No. 0-13634).

     10.5 Transition Agreement, dated as of September 12, 2005, by and between MacroChem Corporation and Glenn E. Deegan, incorporated by reference to
     Exhibit 10.5 to the Company's Current Report on Form 8-K dated September 16, 2005 (File No. 0-13634).

     10.6 Transition Agreement, dated as of September 16, 2005, by and between MacroChem Corporation and Robert J. DeLuccia, incorporated by reference to
     Exhibit 10.6 to the Company's Current Report on Form 8-K dated September 16, 2005 (File No. 0-13634).

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


                                           MacroChem Corporation
                                           (Registrant)



November 14, 2005                          /s/  Robert J. DeLuccia
                                           -------------------------------------
                                           Robert J. DeLuccia
                                           President and Chief Executive Officer
                                           (Principal Executive Officer)

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

     10.1 Sublease Agreement, dated as of August 31, 2005, by and between MacroChem Corporation and ActivBiotics, Inc., incorporated by reference to
     Exhibit 10.1 to the Company's Current Report on Form 8-K dated September 16, 2005 (File No. 0-13634).

     10.2 Transition Agreement, dated as of September 12, 2005, by and between MacroChem Corporation and Bernard R. Patriacca, incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K dated September 16, 2005 (File No. 0-13634).

     10.3 Transition Agreement, dated as of September 13, 2005, by and between MacroChem Corporation and Thomas C. K. Chan, incorporated by reference to
     Exhibit 10.3 to the Company's Current Report on Form 8-K dated September 16, 2005 (File No. 0-13634).

     10.4 Transition Agreement, dated as of September 12, 2005, by and between MacroChem Corporation and Melvin A. Snyder, incorporated by reference to
     Exhibit 10.4 to the Company's Current Report on Form 8-K dated September 16, 2005 (File No. 0-13634).

     10.5 Transition Agreement, dated as of September 12, 2005, by and between MacroChem Corporation and Glenn E. Deegan, incorporated by reference to
     Exhibit 10.5 to the Company's Current Report on Form 8-K dated September 16, 2005 (File No. 0-13634).

     10.6 Transition Agreement, dated as of September 16, 2005, by and between MacroChem Corporation and Robert J. DeLuccia, incorporated by reference to
     Exhibit 10.6 to the Company's Current Report on Form 8-K dated September 16, 2005 (File No. 0-13634).

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