Form 10-K
period 2005-12-31
MACROCHEM CORP
filed 2006-03-28
CIK 743884

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)
[X]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                   For the Fiscal Year Ended December 31, 2005

[ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                   For the Transition Period from ____ to ____

                         Commission file number 0-13634

                              MACROCHEM CORPORATION
                              ---------------------
             (Exact name of registrant as specified in its charter)

             DELAWARE                                            04-2744744
-------------------------------                              ------------------
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

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:

TITLE OF CLASS                         NAME OF EACH EXCHANGE ON WHICH REGISTERED
--------------                         -----------------------------------------
Common Stock, $.01 par value           N/A
Series B Preferred Stock Purchase
   Rights, $.01 par value              N/A

     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes       No X

     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes       No X

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes X     No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.
(Check one):

Large accelerated filer       Accelerated filer      Non-accelerated filer  X

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes       No X

     As of June 30, 2005, the aggregate market value of common stock held by non-affiliates of the registrant approximated $9,120,988 based upon the closing price of the common stock as reported on the Nasdaq Capital Market as of the close of business on that date. Shares of common stock held by each executive officer and director and by each entity that owns 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     AS OF MARCH 14, 2006, 996,909 SHARES OF COMMON STOCK, $.01 PAR VALUE, WERE OUTSTANDING.

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

     SEPA(R), Opterone(R) and Topiglan(R) are registered trademarks of MacroChem Corporation. EcoNail(TM), MacroDerm(TM) and DermaPass(TM) are trademarks of MacroChem Corporation.

     On December 30, 2005 we implemented a 1-for-7 reverse stock split of our common stock and on February 9, 2006 we implemented a subsequent 1-for-6 reverse stock split of our common stock. Unless otherwise noted, data used throughout this Annual Report on Form 10-K has been adjusted to reflect these reverse splits.

OVERVIEW

     We are a specialty pharmaceutical company that develops and seeks to commercialize pharmaceutical products. Currently, our portfolio of product candidates is based on our proprietary drug delivery technologies: SEPA, MacroDerm and DermaPass. Our patented SEPA topical drug delivery technology (SEPA is an acronym for "Soft Enhancement of Percutaneous Absorption," where "soft" refers to the reversibility of the skin effect of the technology, and "percutaneous" means "through the skin") enhances the efficiency and rate of diffusion of drugs into and through the skin. We own a composition of matter patent on the SEPA family of compounds, which will expire in November 2006. We also own five composition of matter and use patents, with expiration dates ranging from 2015 to 2019, for the combination of SEPA with numerous existing classes of drugs, including antifungals and human sex hormones. Our patented MacroDerm drug delivery technology encompasses a family of low to moderate molecular weight polymers that impede dermal drug or chemical penetration, which may be usable, for example, to prevent chemicals in insect repellant from penetrating the skin. We own three patents covering the composition of matter and methods of use of our MacroDerm polymers that expire in 2015. We have also filed a patent application for our DermaPass family of transdermal absorption enhancers that have a different drug delivery profile than SEPA, which we believe could be used with a wider range of active pharmaceutical ingredients.

     Our lead product candidate is EcoNail, a topically applied SEPA-based econazole lacquer for the treatment of onychomycosis, a condition commonly known as nail fungus. Econazole, a commercially available topical antifungal agent most commonly used to treat fungal skin infections, inhibits in vitro growth of the fungi most commonly implicated in onychomycosis. When used in EcoNail, SEPA works by allowing more rapid and complete release of econazole from the lacquer into and through the nail plate. In a pre-clinical study using human cadaver nails, EcoNail delivered through the nail more than 14,000 times the minimum concentration of econazole needed to inhibit the fungi most commonly associated with onychomycosis. Following our laboratory studies, we conducted a randomized, double blind controlled Phase 1 tolerance/human exposure trial of EcoNail in eighteen patients with onychomycosis of the toenails. In this study, EcoNail was well tolerated, and investigators reported no serious drug-related adverse events. Serum assays used to determine the level of drug in the bloodstream showed no detectable levels of econazole, further supporting EcoNail's systemic safety profile. Full data from the 18-week trial were presented in May 2005 at the annual meeting of the Society for Investigative Dermatology. We have a composition of matter and use patent covering EcoNail that will expire in 2019.

     We expect to commence a Phase 2 efficacy study of EcoNail in the second quarter of 2006. We contemplate that this study will be conducted through a contract research organization with significant experience in onychomycosis trials.

     Our other clinical stage product candidate, Opterone, is a topically applied SEPA-based testosterone cream designed to treat male hypogonadism. Male hypogonadism is a condition in which men have levels of circulating testosterone below the normal range and may exhibit one or more associated symptoms, including low energy levels, decreased sexual performance, loss of sex drive, increased body fat or loss of muscle mass. We believe Opterone has significant advantages over other testosterone delivery methods and that its formulation as a cream should avoid an oily feel as well as application and cosmetic concerns reported by some users of gel formulations. To the best of our knowledge, Opterone is the first and only clinical development stage testosterone cream. In August 2004, we announced the completion of a pharmacokinetics study of Opterone in hypogonadal males. In May 2005, we announced results from a bioavailability study of Opterone. In that study, patients using a 2.5 gram dose of Opterone applied to the upper arms and shoulders reached the natural physiologic range of testosterone levels over a 24-hour period. In December 2005, we received a letter from the Division of Reproductive and Urologic Products of the U.S. Food and Drug Administration, or FDA, in response to questions posed by us regarding a proposed Phase 3 clinical program for Opterone. In the letter, the FDA requested that we conduct additional investigation into multiple dose safety and pharmacokinetics before beginning any eventual Phase 3 protocol. The additional investigation and Phase 3 revisions will increase the time and expense associated with the development of Opterone. The next step in the development process for Opterone is a Phase 2 trial. We are seeking a partner to advance development of this product candidate. We may elect not to develop Opterone further if we cannot find a partner. We have a composition of matter and use patent covering Opterone that will expire in 2017.

     In addition to EcoNail and Opterone, we are evaluating several earlier stage product candidates. We have developed and tested SEPA-based formulations to deliver other active pharmaceutical ingredients including topical anesthetic and topical non-steroidal anti-inflammatory drugs (NSAIDs). We have also tested application of our MacroDerm polymers for use with cosmetics, pharmaceuticals and consumer products like insect repellants and sunscreens to decrease skin penetration and/or improve persistence on the skin. For example, our laboratory data demonstrated that, when formulated with the insect repellant DEET, increasing concentrations of MacroDerm reduces the amount of DEET that is absorbed through human skin. We have performed initial laboratory experiments to test the ability of DermaPass to improve transdermal delivery of various active pharmaceutical ingredients.

     Since inception, our primary source of funding for our operations has been the private and public sale of our securities. On August 31, 2005, due to our financial condition at the time and our inability to raise sufficient capital to maintain operations, we discontinued all research and development activities and terminated substantially all of our non-management personnel. In December 2005 and February 2006, we raised an aggregate of $8.25 million in a private placement of our securities to institutional investors. As a result of this private placement, we have begun to resume operations with a focus on advancing clinical development of our lead product, EcoNail. Our ability to continue operations after our current capital resources are exhausted depends on our ability to secure additional financing and to become profitable, which we cannot guarantee.

OUR STRATEGY

     Our strategy is to become a leading provider of specialty pharmaceuticals by innovating, developing and commercializing a portfolio of products through the use of our proprietary drug delivery technologies, strategic partnering, or in-licensing other products or technologies. Key elements of our strategy include:

  o CONTINUE CLINICAL DEVELOPMENT OF OUR LEAD PRODUCT CANDIDATE, ECONAIL. In the near-term, we intend to focus most of our resources on conducting and completing clinical trials of our EcoNail product candidate.
  o CREATE VALUE THROUGH STRATEGIC PARTNERSHIPS. Where appropriate, we intend to seek partners to facilitate the development and commercialization of our product candidates. In the near term, we plan to seek a partner to advance development of our Opterone product candidate.
  o IN-LICENSE SELECTED PRODUCTS AND TECHNOLOGIES. We intend to identify and inlicense products and technologies to complement and expand our portfolio of product candidates.
  o LEVERAGE AND EXPAND OUR EXISTING TECHNOLOGIES TO DEVELOP NEW PRODUCTS. We believe pharmaceuticals and certain other commercial products used on the skin may be formulated using our proprietary drug delivery technologies and could have applications in the treatment of other diseases and conditions. We will seek to identify new product candidates by selecting and developing additional pharmaceuticals and skin products that can be combined effectively with our technologies.

OUR DRUG DELIVERY TECHNOLOGIES

     To be effective, drugs must reach an intended site in the body, at an effective concentration, and for an appropriate length of time. Currently, the vast majority of drugs are administered either orally or by injection. However, there are numerous drugs for which these modes of administration are not well suited. For example, oral administration of certain drugs may result in irritation of the gastro-intestinal tract or undesirable rapid first pass metabolism. First pass metabolism, which refers to the chemical breakdown of compounds in the liver and gastro-intestinal tract, can result in a significant reduction in the amount of drug reaching its intended site of activity in the body. In some cases, liver damage may occur due to the toxicities associated with the breakdown of a particular drug. In the case of injectable drugs, administration may be painful and in many cases requires frequent and costly office visits to treat chronic conditions.

     One alternative method of administering drugs is topical delivery. Topical delivery works by either introducing drugs into the skin (dermal delivery) for the treatment of dermatologic or localized conditions and diseases, or through the skin (transdermal delivery) and into the bloodstream for the treatment of systemic conditions and diseases. Topical drug delivery has several advantages. For example, topical drug delivery:

      o helps to avoid inactivation of a drug caused by first pass metabolism in the liver and gastro-intestinal tract;
      o can provide local delivery of appropriate concentrations of a drug to the intended site of action without systemic exposure;

      o  helps avoid gastro-intestinal distress caused by ingesting a drug; and
      o simplifies drug administration to patients who have difficulty swallowing oral dosage forms or who do not wish to endure the discomfort of injections.

SEPA DRUG DELIVERY TECHNOLOGY

     Delivering drug molecules through the skin is challenging. The skin naturally serves as the primary barrier that prevents outside organisms, chemicals and toxins from easily entering the body. Human skin is made up of two layers: the outer layer or epidermis (which includes the stratum corneum) and the inner layer or dermis. The stratum corneum acts as the main barrier to drug delivery. The stratum corneum consists of corneocytes, which are dead, flattened skin cells filled with keratin, and a lipid matrix, which is made up of multi-layered oily molecules that hold the corneocytes together in a sheet.

     Our SEPA drug delivery technology is a family of patented compounds that can enhance the transport, penetration and controlled delivery of a wide range of drugs through the skin. We have chosen SEPA 0009, a member of the SEPA family, for clinical development. SEPA enhances transdermal drug delivery by temporarily and reversibly disrupting the alignment of the lipid bilayer within the lipid matrix in the stratum corneum. This disruption renders the skin temporarily permeable, allowing a drug to diffuse through the stratum corneum in the epidermis, and then into and through the dermis, where it can enter the bloodstream through the capillaries.

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

          o VERSATILE: The rate and amount of drug absorbed by the skin or body in a SEPA-based formulation can be controlled by varying the components in the formulation.

     SEPA, when properly combined with active pharmaceutical ingredients, may provide for a variety of convenient and easy-to-apply formulations, including creams, gels, ointments, lacquers and solutions for the treatment of a wide range of systemic and localized conditions. We believe that products incorporating SEPA may allow selected drugs to be administered more effectively and with improved patient compliance compared to alternative methods of drug administration, such as ingestion and injection.

MACRODERM DRUG DELIVERY TECHNOLOGY

     For chemicals that penetrate the skin too readily or that can be toxic if significantly absorbed into the bloodstream, it may be desirable to retard the rate of drug absorption to achieve an optimal delivery profile. For these chemicals, we have developed our second drug delivery technology, called MacroDerm, encompassing a series of low to moderate molecular weight polymers that impede drug penetration through the skin. We believe MacroDerm may have uses in cosmetics, personal care products and selected pharmaceuticals. Potential applications include their formulation with sunscreens, moisturizers and insect repellents to decrease skin penetration and improve persistence on the skin. We have synthesized MacroDerm prototypes and we are seeking strategic partners to evaluate, manufacture and market specific MacroDerm products.

NEW TRANSDERMAL DRUG DELIVERY TECHNOLOGY

     We have also filed a patent application for DermaPass, a new family of enhancers that we believe can be used with a wider variety of active pharmaceutical ingredients than SEPA. We have performed initial laboratory experiments to test the ability of DermaPass to improve transdermal delivery of various active pharmaceutical ingredients.

OUR LEAD PRODUCT CANDIDATE: ECONAIL FOR ONYCHOMYCOSIS

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

     CURRENT TREATMENTS AND THEIR SHORTCOMINGS

     Current treatment options for onychomycosis include oral drugs, debridement (filing, trimming and scraping), nail avulsion (surgical or chemical excision of the infected nail plate) and topical drug therapies. There are two oral therapies marketed for the treatment of onychomycosis in the U.S.: Lamisil and Sporanox. The leading oral treatment, Lamisil, has a complete cure rate of approximately 38%, but also has a 15% relapse rate. Sporanox has a complete cure rate of approximately 14%. Complete cure refers to mycological cure, or simultaneous occurrence of a negative KOH (a potassium hydroxide staining method for direct microscopic examination of nail scrapings) and a negative fungal culture, plus clinical cure, or clearance of all signs of infection. One risk associated with each of the oral treatments, both of which undergo substantial first pass metabolism by the liver, is liver disease. As a result, patients must continually monitor their liver function for signs of failure, including fatigue, anorexia, nausea and/or vomiting, jaundice, dark urine or pale stools. Such monitoring typically requires blood tests and associated office visits, which can impact patient compliance. In the rare case that liver failure occurs, it can result in death or the need for a liver transplant. Mechanical debridement, which is a traditional podiatric approach to onychomycosis that reduces the thickness of the nail, is not a cure for onychomycosis and requires time, specialized instruments and experience. Nail avulsion, which requires surgical or chemical removal of the nail plate causes discomfort and traumatizes the nail bed.

     TOPICAL ADMINISTRATION

     The only topical onychomycosis drug currently marketed in the U.S. is Penlac(R), a nail lacquer which has a complete cure rate of less than 10% and requires up to 48 weeks of treatment, including periodic removal of any unattached infected nail by a health care professional.

     THE ECONAIL APPROACH

     Topically delivered lacquer formulations, like EcoNail, have specific advantages over other existing treatments because they are applied like nail polish, treat fungal nail infections locally, and facilitate close and extended contact between an antifungal drug and the outer, or dorsal, nail surface. Developers of topical nail lacquers for onychomycosis face two major challenges. First, lacquers with acceptable hardness, durability and drying time tend not to release antifungal drugs from the lacquer matrix readily. Second, most antifungal drugs do not penetrate into the deep, or ventral, nail plate adequately when applied to the outer, or dorsal, nail surface, which results in insufficient antifungal concentrations at the site of infection.

     EcoNail is a topically applied lacquer formulation containing econazole and SEPA for the topical treatment of onychomycosis. Econazole, a topical antifungal agent, effectively inhibits IN VITRO growth of the fungi most commonly implicated in onychomycosis. In contrast to SEPA's action in disrupting the lipid bilayer of the skin, SEPA as used in EcoNail works to soften the lacquer in which econazole is contained, thereby allowing for more rapid and complete release of econazole from the lacquer into and through the nail. A 14-day study of lacquers containing radioactively labeled econazole on human non-diseased cadaver nails demonstrated that EcoNail delivered approximately seven times more econazole to the ventral nail and 200 times more econazole to the nail bed than a similar lacquer without SEPA. In this study, EcoNail delivered to the ventral nail more than 14,000 times the minimum concentration of econazole needed to inhibit the two most common fungi associated with onychomycosis. In addition, we believe that EcoNail, as a locally applied lacquer, will have a reduced risk of systemic side effects compared with oral treatments for onychomycosis.

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

     The main objectives of this Phase 1 study were to test the safety and local tolerability of EcoNail in patients with onychomycosis and to determine systemic exposure to econazole. In this study, EcoNail was well tolerated, and investigators reported no serious drug-related adverse events. Serum assays showed no detectable levels of econazole, further supporting EcoNail's systemic safety profile.

     Full data from the 18 week trial were presented in May 2005 at the annual meeting of the Society for Investigative Dermatology. As the next step in the clinical development of EcoNail, we plan to commence a Phase 2 efficacy study in the second quarter of 2006.

OTHER PRODUCT CANDIDATES

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

     Diagnosis of testosterone-deficiency often occurs when a patient seeks treatment for other conditions or symptoms. Routine testing of testosterone levels has become a more common part of men's health evaluations by specialists, although testosterone testing is still relatively new among the majority of primary care physicians.

     CURRENT TREATMENTS AND THEIR SHORTCOMINGS

     Currently available treatment options for hypogonadism in the U.S. include testosterone delivered via intramuscular injections, transdermal patches, buccal tablets that are placed between the cheek and gum, and topical gels. Each of these treatments, however, has certain disadvantages. Intramuscular injections are often painful, require a medical office visit, and cause rapid increases in circulating testosterone to supraphysiological levels within days of administration, followed by rapid decreases. Patients often report severe acne, unwanted hair growth, and increased aggression shortly after a testosterone injection. Testosterone patches may be inconvenient to apply, can cause severe skin irritation and require frequent rotation of the application site to avoid skin lesions. The resulting discomfort can potentially reduce patient compliance with the treatment. Buccal tablets, which must be applied twice daily between the cheek and gum, can become displaced or swallowed and can cause taste perversion and gum irritation. Topical gels, while more convenient to use than other treatments, can require application of a large volume of product to the patient's body, often drip during application or run when applied to the skin and can produce an oily feel on the skin.

     THE OPTERONE APPROACH

     Opterone is our topically applied cream formulation of 1% testosterone and SEPA. To the best of our knowledge, Opterone is the first and only clinical development stage testosterone cream. In both laboratory and clinical settings, we demonstrated that SEPA enhances the absorption of testosterone through the skin. IN VITRO studies using human cadaver skin showed that our enhanced cream formulation delivered two to three times more testosterone transdermally over a 24-hour period when compared to equivalent doses of the currently marketed gel products. These IN VITRO studies also suggested that our enhanced cream formulation may deliver comparable amounts of testosterone in smaller dose volumes than currently marketed gel products. In addition, we believe that the creamy texture and consistency, the non-oily feel and the other physical attributes of Opterone cream will provide a more cosmetically pleasing application than available gel treatments.

     CLINICAL DEVELOPMENT

     In August of 2004, we announced the top-line results of a pharmacokinetics study of Opterone. The trial was designed to study the pharmacokinetics of testosterone following administration of Opterone to hypogonadal adult males. Thirty-two patients were randomized to receive one of three dose volumes of Opterone, with all patients completing the assigned dosing regimen. In this study, Opterone delivered testosterone into the bloodstream within the first few hours of application and also provided a more sustained delivery of testosterone over 24 hours compared to our prior gel formulation. We also observed that Opterone was generally well tolerated with no patients dropping out of the study due to adverse events. Local application site symptoms, when observed, were mild to moderate and transient. Full data from the study were presented in June 2005 at the 8th International Congress of Andrology in Seoul, Korea. The results of this dose proportionality study guided the design of a bioavailability study, the next step in the clinical development plan.

     In December 2004, we initiated a bioavailability study of Opterone. Results from this trial were announced in May 2005. In the study, patients receiving a
2.5 gram dose of Opterone applied to the upper arms and shoulders, half the amount of the recommended starting dose of currently marketed gel products, reached the natural physiologic range of testosterone levels over a 24-hour period. Within the trial, the treatment group receiving 2.5 grams of Opterone applied to the upper arms and shoulders reached an average maximum circulating total testosterone level of 577 ng/dL, while the three treatment groups in the study ranged from 408 to 577 ng/dL. Typical circulating total testosterone levels range from 300 to 1000 ng/dL. Opterone was well tolerated in the trial with only mild adverse events, the most common being headache and mild application site reaction.

     On December 5, 2005, we received a response from the Division of Reproductive and Urologic Products at the FDA to questions posed by us regarding the proposed Phase 3 clinical program for Opterone. In the response, the FDA reiterated its concerns regarding the skin irritation potential of SEPA related to pre-clinical studies of SEPA, including without limitation, a 26-week transgenic-mouse (Tg.AC) carcinogenicity study of SEPA. To address these concerns as well as other issues related to Opterone's safety and efficacy program, the FDA requested that we conduct additional investigation into multiple dose safety and pharmacokinetics before beginning any eventual Phase 3 study. The FDA also requested that we revise our proposed Phase 3 protocol to include additional patients and to extend patient exposure and safety follow-up. The additional investigation and Phase 3 revisions will increase the time and expense associated with the development of Opterone. Accordingly, the next step in the development process for Opterone is a Phase 2 trial. We are seeking a partner to advance development of this product candidate. We may elect not to develop Opterone further if we cannot find a partner.

EARLIER STAGE PRODUCT CANDIDATES

     We have also tested a number of formulations containing our proprietary drug delivery technologies combined with various active pharmaceutical ingredients. As we continue to build our product candidate portfolio, we review our pre-clinical-stage product opportunities to identify those that show sufficient promise to be advanced into clinical development. We evaluate each new product candidate on its potential for success based on both scientific and commercialization criteria. These criteria include:

     o technical feasibility (formulation, product stability and laboratory results);
     o likelihood of laboratory results translating into a meaningful clinical benefit;
     o expected clinical studies needed and the regulatory pathway required to obtain marketing approval;
     o determination of the product candidate's expected competitive advantage in the marketplace;
     o  duration of development timeline leading to commercialization;

     o financial investment needed for development and availability of necessary financial resources; and
     o  expected sales and profitability.

COMPETITION

     We compete with a number of companies, many of which are large, multi-national organizations with worldwide distribution. We believe that our major competitors in the drug delivery sector of the health care industry include Bentley Pharmaceuticals, Inc., Biosante Pharmaceuticals, Inc., NexMed, Inc., ALZA Corporation, Connetics Corporation, Antares Pharma, Inc. and Barrier Therapeutics, Inc. Established competitors in the therapeutic areas that our clinical stage product candidates seek to address include, with respect to onychomycosis, Novartis AG, Johnson & Johnson and Sanofi Aventis (Dermik Laboratories), and with respect to male hypogonadism, Solvay Pharmaceuticals, Inc., Auxilium Pharmaceuticals, Inc., Watson Pharmaceuticals, Inc. and Columbia Laboratories, Inc. Compared with us, these companies have or may have substantially greater capital resources, research and development and technical staff, facilities and experience in obtaining regulatory approvals, as well as in manufacturing, marketing and distribution of products.

     With respect to onychomycosis, Novartis AG and Johnson & Johnson each offer an orally administered antifungal therapy and Sanofi Aventis (Dermik Laboratories) offers a topical nail lacquer therapy for treating fungal infections of the nail. A number of other companies, including Nexmed, Inc. and MediQuest Therapeutics, Inc., are also developing topical and oral therapies for these infections.

     With respect to male hypogonadism, Solvay Pharmaceuticals, Inc. and Auxilium Pharmaceuticals, Inc. each offer a topically administered testosterone gel, Watson Pharmaceuticals, Inc. offers a testosterone patch, and Columbia Laboratories, Inc. offers a testosterone buccal film product. A number of other companies are also developing topical testosterone products.

     We expect any products approved for sale to compete primarily on the basis of efficacy, safety, patient compliance, reliability, convenience, price and patent position. Generally, the first pharmaceutical product to reach the market in a therapeutic or preventive area often has a significant commercial advantage compared with later entrants to the market. Our competitive position will also depend on our ability to attract and retain qualified scientific and other personnel, develop effective proprietary products, implement production and marketing plans, obtain patent protection and secure adequate capital resources.

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

     In certain cases, an ANDA may be filed in lieu of filing an NDA. An ANDA relies on bioequivalency tests that compare the applicant's drug with an already approved reference drug, rather than on clinical trials. For example, an ANDA may be available for a new topical formulation of a drug which has already been approved by the FDA in other topical dosage forms.

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

     In addition, packaging and labeling of our proposed products are subject to FDA regulation. We must get FDA approval for all labeling and packaging prior to marketing of a regulated product.

     Whether or not FDA approval has been obtained, approval of a product by a comparable regulatory authority must be obtained in most foreign countries before marketing of the product in that country. The approval procedure varies from country to country and may involve additional testing, and the time required may differ from that required for FDA approval. Although some procedures for unified filings exist for certain European countries, in general each country has its own procedure and requirements, many of which are time consuming and expensive. Thus, substantial delays in obtaining required approvals from foreign regulatory authorities can result after the relevant applications are filed. After such approvals are obtained, further delays may be encountered before the products become commercially available. Moreover, differing reimbursement regulations in various foreign countries may affect pricing of our drug candidates.

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

RESEARCH AND DEVELOPMENT

     In August 2005, at the direction of our board of directors, we discontinued all research and development activities and terminated substantially all of our non-management personnel. Following this staff reduction, in order to conduct research and development activities, including stability studies, tests of our unique formulations and the design of manufacturing processes for our drug delivery technologies, we will need to contract with third parties to perform this work. We believe that there are numerous third party contractors who would be able to perform such research and development activities.

     Prior to the staff reduction in August 2005, we conducted our research and development activities through our own staff and facilities, and also through collaborative arrangements with universities, contract research organizations and independent consultants. Research and developmental expenditures were $2,938,026, $4,221,039 and $2,291,721 during the years ended December 31, 2003,
2004 and 2005, respectively. We also rely upon third parties to conduct clinical studies and to obtain FDA and other regulatory approvals.

PATENTS, TRADEMARKS AND LICENSE RIGHTS

     We own a composition of matter patent on the SEPA family of compounds, which will expire in November 2006. We also own five composition of matter and use patents, with expiration dates ranging from 2015 to 2019, for the combination of SEPA with numerous existing classes of drugs, including antifungals and human sex hormones. The patent for SEPA combined with antifungals covers the combination of SEPA and econazole in EcoNail, and the patent for SEPA combined with human sex hormones covers the combination of SEPA and testosterone in Opterone.

     With respect to our MacroDerm technology, we have three U.S. patents covering the chemical composition and use of the MacroDerm polymers, which expire in 2015.

     We intend to seek other composition of matter and use patents regarding various formulations based on our drug delivery technologies and for new technologies. In 2005, we filed two new U.S. patent applications: one for the combination of absorption enhancers with certain active pharmaceutical ingredients for treatment of skin disorders and the other for improved delivery of testosterone.

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

EMPLOYEES

     As of December 31, 2005, we had four full time employees, none of whom are dedicated to research and development and regulatory affairs. None of our employees are covered by a collective bargaining agreement, and we consider relations with our employees to be good.

MANUFACTURING

     In order to manufacture our product candidates for clinical trials and for commercial distribution following FDA approval, we will need to contract with a third party manufacturer to produce the product. We believe that there are numerous third party manufacturers who would be able to manufacture our product candidates for clinical trial purposes and on a commercial scale.

ITEM 1A. RISK FACTORS.

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

                          RISKS RELATED TO OUR BUSINESS
                          -----------------------------

WE HAVE A HISTORY OF OPERATING LOSSES, EXPECT TO CONTINUE TO INCUR LOSSES AND RELY EXTENSIVELY ON EXTERNAL FINANCING TO MAINTAIN OUR OPERATIONS. IF WE ARE UNABLE TO OBTAIN EXTERNAL FINANCING, WE WOULD BE REQUIRED TO FURTHER LIMIT, SCALE BACK OR CEASE OUR OPERATIONS ENTIRELY.

     Since 1981, we have been engaged primarily in research and development and have derived limited revenues from feasibility studies and the licensing of our technology. We have not generated any material revenues from the sale of any products. In addition, we have incurred net losses every year since we began doing business and we anticipate that we will continue to incur losses for the foreseeable future. As of December 31, 2005, we had an accumulated deficit of approximately $82,584,992. For the fiscal years ended December 31, 2003, 2004 and 2005, we had a net loss of $5,661,694, $8,274,521, and $5,760,475, respectively.

     On August 31, 2005, due to our financial condition at the time and our inability to raise sufficient capital to maintain operations, we discontinued all research and development activities and terminated substantially all of our non-management personnel. In December 2005 and February 2006, we raised an aggregate of $8.25 million in a private placement of our securities to institutional investors. As a result of this private placement, we have begun to resume operations with a focus on advancing clinical development of our lead product, EcoNail. Our ability to continue operations after our current capital resources are exhausted depends on our ability to secure additional financing and to become profitable, which we cannot guarantee.

     Before we or any of our potential licensees may market any of our product candidates, significant additional development efforts and substantial testing will be necessary. We will require substantial additional financing to fund clinical studies on our product candidates. We may not be able to secure financing on favorable terms or at all. If we are unable to obtain external financing, we would have to reduce, delay or eliminate our clinical studies.

OUR PRODUCT CANDIDATES ARE IN THE EARLY STAGES OF DEVELOPMENT AND ARE SUBJECT TO THE RISK OF FAILURE INHERENT IN THE DEVELOPMENT OF INNOVATIVE TECHNOLOGIES.

     Various pharmaceutical companies have developed systems to enhance the topical delivery of specific drugs, but relatively limited research has been conducted about using topical delivery systems for a wider range of pharmaceutical products. Topical delivery systems currently are used only in a limited number of products. In addition, some topical delivery systems have demonstrated adverse side effects for users, including skin irritation and delivery difficulties.

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

OUR PRODUCT CANDIDATES MUST UNDERGO A RIGOROUS REGULATORY APPROVAL PROCESS, WHICH INCLUDES EXTENSIVE PRE-CLINICAL AND CLINICAL TESTING, TO DEMONSTRATE SAFETY AND EFFICACY BEFORE WE CAN MARKET THEM. IF THE RESULTS OF OUR PRE-CLINICAL AND CLINICAL TESTING INDICATE THAT OUR PRODUCT CANDIDATES ARE NOT SAFE OR EFFECTIVE, OUR BUSINESS WILL SUFFER.

     Each of our product candidates, including EcoNail and Opterone, must undergo a rigorous regulatory approval process, including significant pre-clinical and clinical testing to demonstrate that they are safe and effective for human use, before we can market them. Conducting clinical trials is a lengthy, expensive and uncertain process. Completion of clinical trials may take several years or more. In addition, our clinical trials may be delayed by many factors, including:

      o  inability to fund clinical trials;

      o  slow or insufficient patient enrollment;

      o  failure of the FDA to approve our clinical trial protocols;

      o inability to manufacture significant amounts of our product candidates for use in a trial;

      o  safety issues; and

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

     On December 5, 2005, we received a response from the Division of Reproductive and Urologic Products at the FDA to questions posed by us regarding the proposed Phase 3 clinical program for Opterone, a topical cream for male testosterone deficiency containing our patented enhancer SEPA. In the response, the FDA reiterated its safety concerns regarding the skin irritation potential of SEPA related to pre-clinical studies of SEPA, including without limitation, the 26-week transgenic-mouse (Tg.AC) carcinogenicity study of SEPA. The FDA also expressed concern regarding skin irritation observed in some patients in recently completed Opterone clinical studies. To address these concerns as well as other issues related to Opterone's safety and efficacy program, the FDA requested that we, if we intend to pursue clinical development of Opterone, conduct additional investigation into multiple dose safety and pharmacokinetics before beginning any eventual Phase 3 study. The FDA also confirmed the requirement for other clinical pharmacology studies prior to any NDA submission and requested that we revise our proposed Phase 3 protocol to include additional patients and to extend patient exposure and safety follow-up. If we decide to pursue the clinical development of Opterone, the additional investigation and Phase 3 revisions will increase the time and expense associated with the development of Opterone and may materially adversely affect our ability to find a partner to advance the development of Opterone. Furthermore, there can be no assurance that the results of the studies, if conducted, will address the FDA's safety concerns or justify further development of Opterone or that any SEPA-based product will be approved by the FDA.

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

     Although we have filed and intend to file additional patent applications, the patent application process is lengthy and expensive and there is no guarantee that a patent will be issued or, if issued, that it will be of commercial benefit to us. In addition, it is impossible to anticipate the breadth or degree of protection that any patents we obtain may afford us. Further, products that we develop could infringe patents held by third parties. In these cases, we may have to obtain licenses from third parties, which may not be available on commercially acceptable terms, if at all. We do not maintain separate insurance to cover intellectual property infringement.

     Our composition of matter patent covering SEPA expires in November 2006. The expiration of that patent will enable competitors to develop SEPA-based product candidates covering applications for which we have not obtained composition and use patents. As a result, our competitive position may be adversely affected.

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

IF WE ARE NOT ABLE TO RETAIN OUR KEY PERSONNEL AND/OR RECRUIT ADDITIONAL KEY PERSONNEL IN THE FUTURE, OUR BUSINESS MAY SUFFER.

     The success of our business depends on our ability to attract, retain and motivate qualified senior management personnel and qualified scientific personnel. We consider Robert J. DeLuccia, our President and Chief Executive Officer, to be a key employee and we have entered into an employment agreement with him. We do not maintain key person life insurance on any of our employees. In our industry, the competition for experienced personnel is intense and can be expected to increase. From time to time we may face, and in the past have faced, difficulties in attracting and retaining employees with the requisite experience and qualifications. If we fail to retain or attract this type of personnel, it could have a significant negative effect on our ability to develop our technologies.

OUR FAILURE TO IDENTIFY PHARMACEUTICALS THAT ARE COMPATIBLE WITH OUR DRUG DELIVERY TECHNOLOGIES OR ADDITIONAL PRODUCT CANDIDATES OR TECHNOLOGIES WOULD IMPAIR OUR ABILITY TO GROW.

     Our growth depends on our ability to identify drugs suitable for delivery using our proprietary drug delivery technologies, our ability to identify other product candidates or technologies, and our ability, financially or otherwise, to obtain such product candidates and technologies. Identifying suitable drugs or product candidates is a lengthy and complex process. Even if identified, the drugs or product candidates may not be available to us or we may otherwise be unable to enter into licenses or other agreements for their use. Other companies, including those with substantially greater financial, marketing and sales resources, may compete with us for the licensing or acquisition of drugs and product candidates and we may not be able to enter into licenses or other agreements on acceptable terms, or at all. If we are unable to identify and license or acquire drugs that are compatible with our drug delivery technologies or additional product candidates or technologies, our ability to grow our portfolio of product candidates and our prospects would be adversely affected.

WE DO NOT HAVE ANY LABORATORY FACILITIES OR SCIENTIFIC PERSONNEL AND DEPEND ON THIRD PARTIES TO CONDUCT RESEARCH AND DEVELOPMENT ACTIVITIES FOR OUR TECHNOLOGIES AND PRODUCT CANDIDATES.

     We do not have laboratory facilities or scientific personnel capable of conducting research and development activities for our technologies and product candidates and currently we do not have plans to obtain such facilities and personnel. Accordingly, our ability to conduct research and development activities is and will be limited and we will depend to a significant extent on third-party contractors for such research and development activities. If any of our third-party contractors fails to perform its obligations in a timely fashion or in accordance with applicable regulations, it may adversely affect our business. If we decide to establish internal research and development capabilities, we would need to hire and retain significant additional personnel, locate and acquire appropriate laboratory facilities, comply with extensive government regulations, and obtain additional capital, which may not be available on acceptable terms, or at all.

WE DO NOT HAVE ANY MANUFACTURING FACILITIES AND DEPEND ON THIRD PARTIES TO MANUFACTURE OUR PRODUCT CANDIDATES.

     We do not have facilities capable of manufacturing any of our product candidates and we do not have plans to obtain these facilities. Accordingly, we will depend on third-party contractors, licensees, or corporate partners to manufacture our products. If any of our third-party manufacturers fails to perform its obligations in a timely fashion or in accordance with applicable regulations, it may delay clinical trials, the commercialization of our product candidates or our ability to supply our product candidates for sale. If we decide to establish a commercial manufacturing facility, we would need to hire and retain significant additional personnel, comply with extensive government regulations, and obtain significant amounts of additional capital, which may not be available on acceptable terms, or at all.

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

TOGETHER, CERTAIN OF OUR SHAREHOLDERS OWN A MAJORITY OF OUR STOCK AND COULD ULTIMATELY CONTROL DECISIONS REGARDING US.

     In our recent private placement, we issued 825.5 shares of our Series C Cumulative Convertible Preferred Stock and warrants to purchase 7,861,912 shares of our common stock. The Series C Cumulative Convertible Preferred Stock is convertible into shares of common stock and votes together with the common stock on an as-if-converted to common stock basis. Unless a holder of Series C Cumulative Convertible Preferred Stock elects otherwise, its ability to convert its Series C Cumulative Convertible Preferred Stock into common stock or to vote on an as-if-converted to common stock basis is restricted to the extent that such conversion would result in the holder owning more than 4.95% of our issued and outstanding common stock or voting together with the common stock on an as-if-converted to common stock basis in respect of more than 4.95% of our issued and outstanding common stock. The warrants issued in the private placement are subject to a similar restriction on their exercise. SCO Capital Partners LLC, Beach Capital LLC and Perceptive Life Sciences Master Fund Ltd. ("Perceptive") have elected not to be governed by these restrictions, although we have entered into an agreement with Perceptive whereby Perceptive's ability to convert or vote their shares of Series C Preferred Stock will be subject to a beneficial ownership cap of 9.95% instead of 4.95%. Consequently, giving effect to the beneficial ownership cap restrictions, the Series C Preferred Stock acquired by the investors is convertible into 4,057,882 shares of common stock and the holders of the Series C Cumulative Convertible Preferred Stock vote on an as-converted basis with the holders of our common stock, and therefore hold approximately 80.28% of the voting power of our outstanding securities. Assuming both the conversion of the Series C Cumulative Convertible Preferred Stock and the exercise of all of the Warrants acquired by the investors, in each case without regard to the beneficial ownership cap restrictions, the investors would hold approximately 94% of the outstanding common stock of the Company. In addition, for so long as 20% of the Series C Cumulative Convertible Preferred Stock issued in the private placement remains outstanding, SCO Capital Partners LLC has the right to designate two members to our board of directors. Jeffrey B. Davis and Howard S. Fischer are currently serving on our board of directors as the designees of SCO Capital Partners LLC

     Because of the voting rights of the Series C Cumulative Convertible Preferred Stock and the fact that the parties described above currently own a large portion of our voting stock, they may be able to generally determine or they will be able to significantly influence the outcome of corporate actions requiring shareholder approval. As a result, these parties may be in a position to control matters affecting our company, including amendments to our articles of incorporation and bylaws; payment of dividends on our common stock; and acquisitions, sales of all or substantially all of our assets, mergers or similar transactions, including transactions involving a change of control. As a result, some investors may be unwilling to purchase our common stock. In addition, if the demand for our common stock is reduced because of these shareholders' control of the Company, the price of our common stock could be materially depressed.

CERTAIN OF OUR SHAREHOLDERS OWN LARGE BLOCKS OF OUR COMMON STOCK AND OWN SECURITIES CONVERTIBLE OR EXERCISABLE INTO SHARES OF OUR COMMON STOCK, AND ANY EXERCISES, CONVERSIONS OR SALES BY THESE SHAREHOLDERS COULD SUBSTANTIALLY LOWER THE MARKET PRICE OF OUR COMMON STOCK.

     Several of our shareholders, including those shareholders that acquired Series C Cumulative Convertible Preferred Stock and warrants to acquire common stock in our recent private placement, own large blocks of our voting stock. The shares of our common stock owned by these shareholders (or issuable to them upon exercise or conversion of warrants or Series C Cumulative Convertible Preferred Stock) will be registered. Future sales of large blocks of our common stock by any of the above investors could substantially depress our stock price.

                          RISKS RELATED TO OUR INDUSTRY
                          -----------------------------

OUR INDUSTRY IS HIGHLY COMPETITIVE AND OUR COMPETITORS HAVE OR MAY HAVE SIGNIFICANTLY MORE RESOURCES THAN WE HAVE.

     We compete with a number of firms, many of which are large, multi-national organizations with worldwide distribution. We believe that our major competitors in the drug delivery sector of the health care industry include Bentley Pharmaceuticals, Inc., Biosante Pharmaceuticals, Inc., NexMed, Inc., ALZA Corporation, Connetics Corporation, Antares Pharma, Inc. and Barrier Therapeutics, Inc. Competitors with approved products in the therapeutic areas that our clinical stage product candidates seek to address include, with respect to onychomycosis:

      o  Novartis AG, maker of Lamisil(R), an oral therapy;

      o  Johnson & Johnson, maker of Sporanox(R), an oral therapy; and

      o Sanofi Aventis (Dermik Laboratories), maker of Penlac, a topical nail lacquer.

and with respect to male hypogonadism:

      o Solvay Pharmaceuticals, Inc., maker of Androgel(R), a topical gel therapy;

      o Auxilium Pharmaceuticals, Inc., maker of Testim(R), a topical gel therapy;

      o Watson Pharmaceuticals, Inc., maker of Androderm(R), a transdermal patch; and

      o Columbia Laboratories, Inc., maker of Striant(R), a buccal film which is placed between the patient's cheek and gum;

     These companies have or may have substantially greater capital resources, research and development and technical staff, facilities and experience in obtaining regulatory approvals, as well as in manufacturing, marketing and distributing products, than we do. Recent trends in this industry are toward further market consolidation of large drug companies into a smaller number of very large entities, further concentrating financial, technical and market strength and increasing competitive pressure in the industry. Academic institutions, hospitals, governmental agencies and other public and private research organizations also are conducting research and seeking patent protection and may develop competing products or technologies of their own through joint ventures or other arrangements. In addition, recently developed technologies, or technologies that may be developed in the future, may or could be the basis for competitive products which may be more effective or less costly to use than any products that we currently are developing.

     We expect any future products approved for sale to compete primarily on the basis of product efficacy, safety, patient compliance, reliability, price and patent position. Generally, the first pharmaceutical product to reach the market in a therapeutic or preventive area often has a significant commercial advantage compared with later entrants to the market. Our competitive position also will depend on our ability to resume research and development activities, engage third parties to conduct research and development activities, attract and retain qualified scientific and other personnel, develop effective proprietary products, implement production and marketing plans, obtain patent protection and secure adequate capital resources.

GOVERNMENT AND PRIVATE INITIATIVES TO REDUCE HEALTH CARE COSTS COULD HAVE A MATERIAL ADVERSE EFFECT ON PHARMACEUTICAL PRICING AND ON OUR OPERATIONS.

     The future revenues and profitability of, and availability of capital for, biomedical and pharmaceutical companies may be affected by the continuing efforts of governmental and private third-party payers to contain or reduce the costs of health care through various means. Reimbursement by payors such as government and managed care organizations has become an increasingly important factor in the success of a drug, as has the listing of new products on large formulary lists (as well as their designated "Tier" on such lists), including those of managed care organizations, pharmaceutical benefit providers and group buying organizations. Failure of a pharmaceutical product to be included on formulary lists, to obtain a Tier position on such formulary lists which provides for a sufficiently low patient cost, or to be reimbursed by government or managed care organizations, could negatively impact the profitability of a drug.

     Furthermore, in some foreign markets pricing or profitability of prescription pharmaceuticals is subject to government control and to possible reform in the health care system. Frequently, it is not possible to obtain pricing in foreign markets that is as favorable as that obtainable in the U.S. In the U.S., there have been, and we expect there will continue to be, a number of federal and state proposals to impose similar governmental control. While we cannot predict whether any of these legislative or regulatory proposals will be adopted, the announcement or adoption of these proposals could have a material adverse effect on our prospects.

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

                     RISKS RELATED TO THE SECURITIES MARKET
                     --------------------------------------

OUR STOCK PRICE HAS BEEN, AND LIKELY WILL CONTINUE TO BE, HIGHLY VOLATILE, AND AS A RESULT, AN INVESTMENT IN OUR STOCK IS SUBJECT TO SUBSTANTIAL RISK.

     The market price of our stock has been, and will likely continue to be, highly volatile due to the risks and uncertainties described in this section of this document, as well as other factors, including:

      o the discontinuance in August 2005 of all of our research and product development activities and our dependence on additional external funding in resuming such activities;

      o the results of our previously conducted clinical trials for our SEPA-based formulations;

      o conditions and publicity regarding the pharmaceutical industry generally as well as the specific therapeutic areas our product candidates seek to address;

      o price and volume fluctuations in the stock market at large which do not relate to our operating performance; and

      o  our ability to raise additional capital.

     Over the two-year period ending December 31, 2005, the closing price of our common stock as reported on The Nasdaq National Market, The Nasdaq Capital Market, the Pink Sheets LLC and the OTC Bulletin Board ranged from a high of $75.18 to a low of $1.26. On March 7, 2006, the closing price for our common stock on the OTC Bulletin Board was $1.66. In the past, companies that have experienced stock price volatility have sometimes been the subject of securities class action litigation. If litigation were instituted on this basis, it could result in substantial costs and a diversion of management's attention and resources. As a result of this volatility, an investment in our stock is subject to substantial risk.

ON NOVEMBER 22, 2005, OUR COMMON STOCK WAS DELISTED FROM THE NASDAQ CAPITAL MARKET FOR FAILURE TO MEET ITS LISTING STANDARDS. OUR COMMON STOCK CURRENTLY IS QUOTED ON THE OTC BULLETIN BOARD, WHICH INVESTORS MAY PERCEIVE AS LESS DESIRABLE AND WHICH COULD NEGATIVELY AFFECT THE LIQUIDITY OF AN INVESTMENT IN OUR COMMON STOCK.

     Our listing on The Nasdaq Capital Market was conditioned on our compliance with Nasdaq's continued listing requirements. The minimum standards for continued listing on The Nasdaq Capital Market include stockholders' equity of $2.5 million or market capitalization of $35 million and a minimum bid price of $1.00.

     On October 18, 2005, we received a Nasdaq Staff Determination indicating that our securities were subject to delisting from The Nasdaq Capital Market as we did not comply with the minimum bid price requirement for continued listing. We requested a hearing before a Nasdaq Listing Qualifications Panel to review the Staff Determination. On November 21, 2005, we withdrew our appeal of the Nasdaq Staff Determination and our common stock was delisted from quotation on the Nasdaq Capital Market effective as of Tuesday, November 22, 2005.

Immediately thereafter, our common stock was quoted on the Pink Sheets LLC, and on December 22, 2005, our stock became eligible for quotation on the OTC Bulletin Board and presently trades under the symbol "MACM.OB."

     The over-the-counter market is generally considered to be a less efficient system than markets such as Nasdaq or other national exchanges because of lower trading volumes, transaction delays and reduced security analyst and news media coverage. These factors could contribute to lower prices and larger spreads in the bid and ask prices for our common stock. Additionally, trading of our common stock in an over-the-counter market may make us less desirable to institutional investors and may, therefore, limit our future equity funding options.

WE ARE CONTRACTUALLY OBLIGATED TO ISSUE SHARES IN THE FUTURE, DILUTING YOUR INTEREST IN US.

     As of March 7, 2006, our Series C Cumulative Convertible Preferred Stock is convertible into an aggregate of, giving effect to the beneficial ownership restrictions on conversion, 4,057,882 shares of common stock (7,861,900 shares of common stock without regard to the beneficial ownership restrictions on conversion). In addition, as of March 7, 2006, there are outstanding and exercisable warrants to purchase approximately 8,725,270 shares of our common stock, at a weighted average exercise price of $1.89 per share. As of March 7, 2006, there also are outstanding and exercisable options to purchase approximately 430,264 shares of our common stock, at a weighted average exercise price of $34.06 per share. Moreover, we expect to issue additional options to purchase shares of our common stock to compensate employees, consultants and directors and may issue additional shares to raise capital, acquire other companies or technologies, to pay for services, or for other corporate purposes. Any such issuances will have the effect of further diluting the interest of the purchasers of the securities being sold in this offering.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

     Not applicable.

ITEM 2.  PROPERTIES.

     We currently occupy approximately 3,000 square feet of office and laboratory space under a month-to-month sublease. This space is located on one floor of a three story building in Lexington, Massachusetts. We believe that this facility is adequate to meet our current requirements, and we are evaluating our future facility requirements. We also believe that suitable alternative locations are readily available.

ITEM 3.  LEGAL PROCEEDINGS.

     We are not currently engaged in any material legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     As described in our Current Report on Form 8-K filed on February 15, 2006, an amendment to the Company's certificate of incorporation to effect a 1-for-6 reverse stock split of our common stock was approved on December 23, 2005 by written consent of our stockholders holding a majority of the shares entitled to vote on the matter. Additional information regarding the reverse stock split is contained in our Information Statement filed with the Securities and Exchange Commission on January 17, 2006.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

MARKET PRICE OF SECURITIES AND RELATED MATTERS

     Our common stock is traded on the OTC Bulletin Board under the symbol "MACM.OB." Prior to February 10, 2006, our common stock was traded on the OTC Bulletin Board under the symbol "MCMP.OB." Between November 24, 2003 and November 21, 2005, our common stock was traded on The Nasdaq Capital Market under the symbol "MCHM" and, prior to November 24, 2003, it was traded on The Nasdaq National Market under the symbol "MCHM."

     The following chart shows the high and low closing prices for our common stock for the periods indicated:

                                              COMMON STOCK
                                                  MACM
         YEAR ENDED                        HIGH         LOW
         DECEMBER 31, 2004
         First Quarter                  $ 75.18       $ 34.44
         Second Quarter                   71.40         48.72
         Third Quarter                    55.86         31.08
         Fourth Quarter                   37.38         21.42

         DECEMBER 31, 2005
         First Quarter                    33.60         16.38
         Second Quarter                   19.32          7.98
         Third Quarter                    12.18          2.10
         Fourth Quarter                    2.52          0.84



     These prices are between dealers and do not reflect retail markups, markdowns or commissions and may not necessarily represent actual transactions. As of March 9, 2006, there were 672 holders of record of our common stock.

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

     On December 30, 2005 we implemented a 1-for-7 reverse stock split of our common stock and on February 9, 2006 we implemented a subsequent 1-for-6 reverse stock split of our common stock. Unless otherwise noted, data used throughout this Annual Report on Form 10-K has been adjusted to reflect these reverse splits.


                                 ------------------------------------------------------------------------------------------
                                                                  YEARS ENDED DECEMBER 31,
                                 ------------------------------------------------------------------------------------------
                                       2005               2004              2003              2002              2001

STATEMENTS OF OPERATIONS DATA:

SALE OF PATENT                    $       ---       $       ---         $ 1,000,000       $       ---       $        ---
RESEARCH CONTRACTS                        ---               ---              10,031            42,925            829,385
                                    ---------         ---------           ---------         ---------         ----------
   TOTAL REVENUES                 $       ---       $       ---         $ 1,010,031       $    42,925       $    829,385
RESEARCH AND DEVELOPMENT
   EXPENSES                         2,291,721         4,221,039           2,938,026         3,998,388          9,791,438
NET LOSS                           (5,760,475)       (8,274,521)         (5,661,694)       (7,514,514)       (12,333,243)
BENEFICIAL CONVERSION FEATURE     $(  330,243)      $       ---         $      ---        $       ---       $        ---
NET LOSS ATTRIBUTABLE TO
   COMMON STOCKHOLDERS            $(6,090,718)      $(8,274,521)        $(5,661,694)      $(7,514,514)      $(12,333,243)
BASIC AND DILUTED NET LOSS PER
   SHARE                          $(     6.25)      $(     9.23)        $(     8.03)      $(    11.30)      $(     19.47)
SHARES USED TO COMPUTE
   BASIC AND DILUTED NET
   LOSS PER SHARE                     974,367           896,039             704,621           664,965            633,508

BALANCE SHEET DATA:

WORKING CAPITAL                   $ 2,755,167       $ 5,635,331         $ 6,345,396       $ 8,704,944       $ 15,739,712
CURRENT ASSETS                      3,130,197         6,403,182           7,325,361         9,119,723         17,099,675
TOTAL ASSETS                        3,781,453         7,109,864           8,249,648        10,132,007         18,257,543
CURRENT LIABILITIES                   375,030           767,851             979,965           414,779          1,359,963
TOTAL LIABILITIES                   1,995,808           773.360           1,013,328           462,488          1,408,838
STOCKHOLDERS' EQUITY              $ 1,455,402       $ 6,336,504         $ 7,236,320       $ 9,669,519       $ 16,848,705

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

GENERAL

     We are a specialty pharmaceutical company that develops and seeks to commercialize pharmaceutical products. Currently, our portfolio of product candidates is based on our proprietary drug delivery technologies: SEPA, MacroDerm and DermaPass. Our patented SEPA topical drug delivery technology (SEPA is an acronym for "Soft Enhancement of Percutaneous Absorption," where "soft" refers to the reversibility of the skin effect, and "percutaneous" means "through the skin") enhances the efficiency and rate of diffusion of drugs into and through the skin. Our patented MacroDerm drug delivery technology encompasses a family of low to moderate molecular weight polymers that impede dermal drug or chemical penetration. We have also filed a patent application for our DermaPass family of transdermal absorption enhancers that have a different drug delivery profile than SEPA, which we believe could be used with a wider range of active pharmaceutical ingredients. Currently, we have two clinical stage investigational new drugs: EcoNail, our lead product, for the treatment of fungal infections of the nails and Opterone, for the treatment of male hypogonadism. We believe that products incorporating our drug delivery technologies may allow selected drugs to be administered more effectively and with improved patient compliance compared to alternative methods of drug administration, such as ingestion and injection.

     Since inception, we have been engaged primarily in research and development. We have not generated any meaningful revenues from operations and we have sustained significant operating losses. We anticipate that we will continue to incur significant losses for the foreseeable future. We cannot guarantee that we will be successful in commercializing our products, or that we will ever become profitable. As of December 31, 2005, we had an accumulated deficit of approximately $82,584,992. Our product candidates are in discovery or developmental stages and must undergo a rigorous regulatory approval process, which includes costly and extensive pre-clinical and clinical testing, to demonstrate safety and efficacy before we can market any resulting product. To date, neither the FDA nor any of its international equivalents has approved any of our product candidates for marketing. Please see our financial statements included elsewhere in this Annual Report on Form 10-K for a more detailed description of our financial history.

     Our results of operations can vary significantly from year to year and quarter to quarter, and depend, among other factors, on:

      o  the progress of clinical trials we conduct;

      o  the degree of our research, marketing and administrative efforts;

      o  our ability to raise additional capital;

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

     We expect to continue to spend significant amounts on developing and seeking regulatory approval of our lead product, EcoNail. Ultimately, if we receive regulatory approval for EcoNail, significant expenses will be incurred in connection with its commercialization. In addition, we also plan to identify and develop, internally, through in-licensing, or through other collaborative arrangements, additional product candidates and technologies that fit within our growth strategy. If we identify potential product candidates, we will incur additional costs in connection with testing and seeking regulatory approval of those product candidates.

     We recently completed a private placement of our securities to institutional investors, consisting of two closings, for approximately $8,255,000 in gross proceeds. The first closing of the private placement, in which institutional investors acquired 250 shares of Series C Cumulative Convertible Preferred Stock (the "Series C Preferred Stock") and six-year warrants to purchase 2,380,951 shares of common stock at an exercise of $1.26 per share, for an aggregate purchase price of $2,500,000, took place on December 23, 2005 and is described in our Current Report on Form 8-K filed on December 27, 2005. The second closing of the private placement, in which institutional investors acquired 575.5 shares of our Series C Preferred Stock and six-year warrants to purchase 5,480,961 shares of the Company's common stock at an exercise price of $1.26 per share, for an aggregate purchase price of $5,755,000, occurred on February 13, 2006 and is described in our Current Report on Form 8-K filed on February 16, 2006. The Series C Preferred Stock has a liquidation value of $10,000 per share, is entitled to a dividend of 10% per annum, payable in cash or shares of our common stock at our option, which dividend rate is subject to increase to 14% upon the occurrence of certain events. The number of shares of common stock into which each share of Series C Preferred Stock is convertible is determined by dividing the liquidation value per share plus all accrued and unpaid dividends thereon by $1.05. The conversion price for the Series C Preferred Stock and the warrant exercise price are each subject to a reset adjustment such that if the average of the price of the common stock over the twenty trading days immediately preceding May 8, 2006 (the "Average Price") is lower than the conversion and/or exercise price, then such conversion and/or exercise price shall be adjusted to equal the Average Price.

     We believe that our existing cash and cash equivalents of $3,023,436 as of December 31, 2005 will be sufficient to meet our operating expenses and capital expenditure requirements for at least the next twelve months. As noted above, on February 13, 2006 we received $5,755,000 in gross proceeds ($5,265,100 net of issuance costs but before legal and accounting costs) from the sale of our Series C Preferred Stock and warrants to purchase shares of our common stock. We intend to use these proceeds for working capital and other general corporate purposes.

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

     Because a significant portion of our research and development expenses (including employee payroll and related benefits, laboratory supplies, travel, dues and subscriptions, temporary help costs, consulting costs and allocable costs such as occupancy and depreciation) benefit multiple projects or our drug delivery technologies in general, we do not track these expenses by project. On August 31, 2005, we discontinued all research and development activities and terminated substantially all of our non-management personnel. For the fiscal year ended December 31, 2005, we spent $2,291,721 on research and development, including $22,965 and $111,739 in costs associated with clinical trials for EcoNail and Opterone, respectively, and $2,157,017 in costs not specifically tracked to a project. For the fiscal year ended December 31, 2004, we spent $4,221,039 on research and development, including $469,515, $1,109,345 and $388,360 in costs associated with our clinical trials for EcoNail, Opterone and Topiglan (our topical formulation of SEPA and alprostadil for treatment of erectile dysfunction), respectively, and $2,253,819 in costs not specifically tracked to a project. For the fiscal year ended December 31, 2003, we spent approximately $2,938,026 on research and development, including $1,584,000 in costs associated with our clinical trial for Topiglan and $1,354,026 in costs not specifically tracked to a project. EcoNail and Opterone were not in clinical trials in 2003. Following a complete review of the results of a Phase 2 pharmacodynamic study of Topiglan in which Topiglan did not meet its primary clinical endpoints, we have no plans for further clinical studies of Topiglan. Accordingly, as of June 30, 2004, we recorded a reduction of $124,853 to the carrying value of certain patent assets related to Topiglan. For the year ending December 31, 2006, we expect to continue to spend significant amounts on clinical trials for EcoNail.

     Each of our research and development programs is subject to risks and uncertainties, including the requirement to seek regulatory approval, that are outside of our control. Moreover, the product candidates identified in these research and development programs, which currently are in developmental stages, must overcome significant technological, manufacturing and marketing challenges before they can be successfully commercialized. As a result of these risks and uncertainties, we are unable to predict with any certainty the period in which material net cash inflows from these projects could be expected to commence or the completion date of these programs. For example, we are seeking a partner to advance development of our Opterone product candidate. We cannot predict whether our efforts to find a partner will be successful nor can we predict the manner and timing in which any eventual partner may elect to pursue development of Opterone. In addition, these risks and uncertainties also prevent us from estimating with any certainty the specific timing and future costs of our clinical development programs, although historical trends at similarly situated companies indicate that research and development expenses tend to increase in later stages of clinical development. Our failure to obtain requisite governmental approvals timely or at all will delay or preclude us from licensing or marketing our products or limit the commercial use of our products, which could adversely affect our business, financial condition and results of operations.

     MARKETING, GENERAL AND ADMINISTRATIVE EXPENSES. Marketing, general and administrative expenses consist primarily of salaries and other related costs for personnel, marketing and promotion, professional fees and facilities costs. Assuming we are able to raise sufficient capital, we anticipate that marketing, general and administrative expenses will increase over the next several years as we begin, when appropriate, to license, partner, or market our product candidates if and when they receive regulatory approval.

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

     RESEARCH AND DEVELOPMENT REVENUE. Generally, we recognize research and development funding as revenue at the time the research and development activities are performed under the terms of the related agreements, when the counterparty is obligated to pay, and when no future performance obligation exists. We make estimates of the status of performance with respect to research and development contracts. In the past, we have found such estimates to be sufficiently accurate for revenue recognition purposes. We bill research and development revenue on a cost reimbursement basis, which includes direct costs we incur in connection with research activities and an allocation of certain other costs we incur.

     PATENT ASSETS. We defer costs and expenses incurred in connection with pending patent applications. We amortize costs related to successful patent applications over the estimated useful lives of the patents using the straight-line method. We charge accumulated patent costs and deferred patent application costs related to patents that are considered to have limited future value to operations. Estimates we use to determine the future value of deferred patent costs include analysis of potential market size, time and cost to complete clinical trials, anticipated interest in our products and potential value for licensing or partnering opportunities. We recognize revenues derived or expected to be derived from the sale, assignment, transfer, or licensing of patents or other intellectual property based upon the terms of the relevant agreement.

     DEFERRED TAXES. As part of the process of preparing our financial statements we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatments of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities. In addition, as of December 31, 2005, we had federal tax net operating loss carryforwards of approximately $69,339,393, which expire through 2025. We also have research and development credit carryforwards of $2,432,167. We have recorded a valuation allowance to fully offset against these otherwise recognizable net deferred tax assets due to the uncertainty surrounding the timing of the realization of the tax benefit. In the event that we determine in the future that we will be able to realize all or a portion of the net deferred tax benefit, an adjustment to deferred tax valuation allowance would increase net income in the period in which such a determination is made. The utilization of net operating loss carryforwards and credits available to be used in any given year may be limited in the event of significant changes in ownership interest, as defined.

RESULTS OF OPERATIONS
YEAR ENDED DECEMBER 31, 2005 COMPARED TO THE YEAR ENDED DECEMBER 31, 2004

     We had no revenues for the years ended December 31, 2005 and December 31, 2004. For the year ending December 31, 2006, we do not expect to have any revenues.

     Research and development costs for 2005 decreased by $1,929,318, from $4,221,039 in 2004 to $2,291,721 in 2005, a 45.7% decrease. The decrease is primarily attributable to the cessation of research and development activities in August 2005, including a reduction in spending on clinical trials of $1,832,516 compared with 2004 and a reduction in payroll and related expenses of $204,494 in 2005 as a result of a staff reduction in August 2005. The decrease in research and development costs as a result of these reductions was offset in part by increases in payments to technical consultants of $115,000 and other miscellaneous research expenses. For the year ending December 31, 2006, we expect to incur clinical trial costs of approximately $750,000.

     Marketing, general and administrative costs for 2005 decreased by $1,170,360, from $4,158,452 in 2004 to $2,988,092 in 2005, a 28.0% decrease. The decrease is primarily attributable to a staff reduction in August 2005 which resulted in a reduction of salary and related expenses of $524,562. In addition, in 2005 legal and audit expenses decreased by approximately $230,000, travel expenses decreased by $40,000, insurance expenses decreased by $75,000, consulting and investor relations expenses decreased by $320,000 and market development expenses decreased by $110,000. The aggregate decrease in marketing, general and administrative costs was offset, in part, by a payment of approximately $370,000 to certain executive officers and administrative staff under transition agreements. For the year ending December 31, 2006, we expect marketing, general and administrative costs to approximate $2,200,000.

     As reported on a Current Report on Form 8-K filed on September 7, 2005, the Company terminated substantially all its non-management personnel on August 31, 2005. The costs associated with this staff reduction and related expenses were approximately $156,839. As reported on a Current Report on Form 8-K filed on September 16, 2005, the Company entered into transition agreements with its executive officers in September 2005. The transition agreements terminated the existing employment and severance agreements between the Company and each executive. Pursuant to the terms of the transition agreements, the executives agreed that they would remain employed by the Company until November 30, 2005. Three executives executed amendments to their transition agreements extending their employment through December 31, 2005 and beyond. The total costs associated with all executive transition agreements were approximately $709,646. Of this total, approximately $320,000 was charged to marketing, general and administrative expenses. These agreements also provided for aggregate payments of approximately $35,000 on November 30, 2005 and $35,000 on December 15, 2005.

     Total other income decreased by $39,421 or 37.5%, from $104,971 in 2004 to $65,550 in 2005. The decrease is attributable to lower cash balances available for investment purposes in 2005.

     For the year ended December 31, 2005, our net loss was $5,760,475 as compared to a loss of $8,274,521 for the previous year, a 30.4% decrease, which was due to the factors mentioned above.

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

LIQUIDITY AND CAPITAL RESOURCES

     Since inception, our primary source of funding for our operations has been the private and public sale of our securities, and, to a lesser extent, the licensing of our proprietary technology and products, research collaborations, feasibility studies, government grants and the limited sales of products and test materials. During 2003, we received net proceeds of $99,575 from the exercise of stock options and warrants, and net proceeds of $2,971,605 as a result of the sale of our common stock in a private placement. During 2004, we received net proceeds of $443,817 from the exercise of warrants, and proceeds of $6,681,275 (net of issuance costs) as a result of the sale of our common stock in a private placement financing transaction. During 2005, we received net proceeds of $87,500 from the exercise of warrants, and proceeds of $815,000 ($601,342 net of issuance costs) as a result of the sale of our common stock and proceeds of $2,500,000 ($2,125,943 net of issuance costs) as a result of the sale of our Series C Cumulative Convertible Preferred Stock in private placement financing transactions. On February 13, 2006, we received gross proceeds of $5,755,000 ($5,265,100 net of issuance costs but before legal and accounting) as a result of the sale of our Series C Cumulative Convertible Preferred Stock in a private placement financing transaction.

     At December 31, 2005, working capital was approximately $2.7 million, compared to $5.6 million at December 31, 2004. The decrease in our working capital reflects the use of funds in operations, partially offset by the receipt of private placement proceeds and net proceeds from the exercise of warrants. On March 9, 2004, we sold approximately 128,619 shares of our common stock for $7,292,700 in gross proceeds ($6,681,275 net of issuance costs) in a private placement to institutional investors. The investors also received warrants to purchase approximately 25,717 shares of common stock at a purchase price of $87.78 per share expiring five years from the closing date. On April 19, 2005, we sold approximately 65,040 shares of our common stock to institutional investors and to certain executive officers and directors of the Company for $815,000 in gross proceeds ($601,342 net of issuance costs). The investors also received warrants to purchase approximately 32,520 shares of common stock at exercise prices $14.70 for the institutional investors and $21.84 for the officers and directors. On December 23, 2005, we sold 250 shares of Series C Cumulative Convertible Preferred Stock for $2,500,000 in gross proceeds ($2,125,943 net of issuance costs) in a private placement to institutional investors. The investors also received warrants to purchase 2,380,951 shares of common stock at an exercise of $1.26 per share. On February 13, 2006, we sold
575.5 shares of our Series C Cumulative Convertible Preferred Stock for $5,755,000 in gross proceeds ($5,265,100 net of issuance costs but before legal and accounting) in a private placement to institutional investors. The investors also received warrants to purchase 5,480,961 shares of the Company's common stock at an exercise price of $1.26 per share. Until such time as we obtain agreements with third-party licensees or partners to provide funding for our anticipated business activities, or otherwise generate revenue from the commercialization of our products, we will use our working capital to fund our operating activities.

     Pursuant to a plan approved by our Board of Directors in 1998, we are authorized to repurchase 23,809 shares of our common stock to be held as treasury shares for future use. During the fiscal year ended December 31, 2005, we did not repurchase any shares of common stock. At December 31, 2005, 529 repurchased shares remain available for future use and 16,180 shares remain available for repurchase under the plan.

     Capital expenditures were $14,519 and patent development costs were $105,080 for the year ended December 31, 2005. Capital expenditures were $73,526 and patent development costs were $36,591 for the year ended December 31, 2004. We anticipate additional capital and patent expenditures will be approximately $100,000 for the fiscal year ending December 31, 2006.

     On July 10, 2003, the Board of Directors approved retention payments for certain key employees, including certain executive officers, in order to enhance retention of those employees. We made payments of approximately $84,000 on January 8, 2004 and we made payments of approximately $153,000 on July 2, 2004. On August 31, 2005, at the direction of our Board of Directors, we discontinued all research and development activities and terminated substantially all of our non-management personnel. We made payments of approximately $156,839 in connection with this staff reduction and related expenses. In September 2005, the Company entered into transition agreements with its executive officers. The transition agreements terminated the existing employment and severance agreements between the Company and each executive. Pursuant to the terms of the transition agreements, the executives agreed that they would remain employed by the Company until November 30, 2005. Three executives executed amendments to their transition agreements extending their employment through December 31, 2005 and beyond. We made payments of approximately $709,646 in connection with all executive transition agreements. We also made aggregate payments of approximately $35,000 on November 30, 2005 and $35,000 on December 15, 2005 under a separate provision of the transition agreements. There are no further payments due as a result of the staff reduction or under the transition agreements.

     As of December 31, 2005, we had $3,023,436 in cash, cash equivalents and short-term investments. As noted above, on February 13, 2006 we received $5,755,000 in gross proceeds ($5,265,100 net of issuance costs but before legal and accounting costs) from the sale of our Series C Preferred Stock and warrants to purchase shares of our common stock. We believe that our existing cash and cash equivalents will be sufficient to meet our operating expenses and capital expenditure requirements for at least the next twelve months. Our cash requirements may vary materially from those now planned because of changes in the focus and direction of our research and development programs, competitive and technical advances, patent developments or other developments. We will require additional financing to continue operations after we exhaust our current capital resources and to continue our long-term plans for clinical trials and new product development. We expect to continue financing our operations through sales of our securities, strategic alliances or other financing vehicles, if any, that might become available to us on terms that we deem acceptable.

     We do not enter into financial instrument transactions for trading or speculative purposes. We do not intend to establish any special purpose entity and do not have any material off balance sheet financing transactions. We do not believe that inflation will have any significant effect on the results of our operations.

     At December 31, 2005, the Company had no long-term contractual obligations.

RECENT ACCOUNTING PRONOUNCEMENTS

     In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 123R, Share-Based Payment ("SFAS No. 123R"). This Statement is a revision of SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. SFAS No. 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. The Statement requires entities to recognize stock compensation expense for awards of equity instruments to employees based on the grant-date fair value of those awards (with limited exceptions). SFAS No. 123R is effective for the first fiscal year that begins after December 15, 2005. MacroChem Corporation expects to adopt SFAS No. 123R using the Statement's modified prospective application method. The Company does not yet have an estimate of the effect on its statements of operations of adopting SFAS No. 123R.

     In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154, "Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, Accounting Changes and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements" ("SFAS No. 154"). SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. SFAS No. 154 also provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. The provisions of SFAS No. 154 are effective for accounting changes and corrections of errors made in fiscal periods beginning after December 15, 2005. The adoption of the provisions of SFAS No. 154 is not expected to have a material impact on the Company's financial position or results of operations.


SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

                                    FIRST            SECOND           THIRD            FOURTH
                                ----------------------------------------------------------------

2005 Quarters
     Revenues                   $       ---      $       ---      $       ---      $       ---
     Net Loss Attributable to
     Common Stockholders        $(1,841,540)     $(1,526,346)     $(1,820,992)     $  (901,840)
     Net Loss per Share         $     (1.99)     $     (1.56)     $     (1.83)     $     (0.87)
     (basic and diluted)

2004 Quarters
     Revenues                   $       ---      $       ---      $       ---      $       ---
     Net Loss                   $(2,218,528)     $(2,453,570)     $(1,911,484)     $(1,690,939)
     Net Loss per Share         $     (2.52)     $     (2.51)     $     (2.10)     $     (2.10)
     (basic and diluted)

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

     As of December 31, 2005, we were exposed to market risks, which relate primarily to changes in U.S. interest rates. Our cash equivalents and short-term investments are subject to interest rate risk and will decline in value if interest rates increase. Due to the short duration of these financial instruments, generally one year or less, changes in interest rates would not have a material effect on our financial position. A hypothetical 10% change in interest rates would not have a material effect on our Statement of Operations or Cash Flows for the twelve months ending December 31, 2005, based on December 31, 2005 balances.

     THE FOREGOING STATEMENTS IN THIS REPORT INCLUDE FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. THE COMPANY'S ACTUAL RESULTS MAY DIFFER SIGNIFICANTLY FROM THE RESULTS DISCUSSED IN THE FORWARD-LOOKING STATEMENTS. FACTORS THAT MIGHT CAUSE SUCH A DIFFERENCE INCLUDE THOSE DISCUSSED OR REFERRED TO IN ITEM 1A, RISK FACTORS.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The information required under this Item 8 is set forth on pages 41 through 61 of this report.

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of MacroChem Corporation:

We have audited the accompanying balance sheet of MacroChem Corporation (the "Company") as of December 31, 2005, and the related statements of operations, stockholders' equity, and cash flows for the year ended December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the auditing standards of the Public Company Accounting Standards Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2005, and the results of their operations and their cash flows for the year ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America.


/s/ VITALE, CATURANO & COMPANY, LTD.

Boston, Massachusetts
March 20, 2006

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of MacroChem Corporation:

We have audited the accompanying balance sheets of MacroChem Corporation (the "Company") as of December 31, 2004, and the related statements of operations, stockholders' equity, and cash flows for each of the two years in the period ended December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2004, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements at December 31, 2004, the Company's recurring losses from operations raised substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in
Note 1. The financial statements do not include any adjustments that might result from the outcome of the uncertainty.

/s/ DELOITTE & TOUCHE LLP

Boston, Massachusetts
March 24, 2005

                              MACROCHEM CORPORATION
                                 BALANCE SHEETS

                                                                             Fiscal Year ended December 31,
                                                                                 2005              2004
                                                                              ----------        ----------
ASSETS
Current assets:
      Cash and cash equivalents                                              $ 3,023,436       $ 4,888,868
      Short-term investments                                                         ---         1,185,406
      Prepaid expenses and other current assets                                  106,761           328,908
                                                                             -----------       -----------
          Total current assets                                                 3,130,197         6,403,182

Property and equipment, net                                                       72,203           183,079

Other assets:
      Patents, net                                                               579,053           523,603
                                                                             -----------       -----------
          Total other assets                                                     579,053           523,603
                                                                             -----------       -----------

Total assets                                                                 $ 3,781,453       $ 7,109,864
                                                                             ===========       ===========

LIABILITIES
Current liabilities:
      Accounts payable                                                       $   125,478       $   244,148
      Accrued expenses and other liabilities                                     249,552           523,703
                                                                             -----------       -----------
          Total current liabilities                                              375,030           767,851

Deferred rent                                                                        ---             5,509
Warrants liability                                                             1,620,778               ---
                                                                             -----------       -----------
Total liabilities                                                              1,995,808           773,360

Commitments and contingencies (Note 5)

Preferred stock, $.01 par value, 6,000,000 shares authorized,
      250 shares Series C Convertible issued and outstanding at
      December 31, 2005 (Notes 4 and 8)                                          330,243               ---
                                                                             -----------       -----------
                                                                                 330,243               ---

STOCKHOLDERS' EQUITY
Common stock, $.01 par value, 100,000,000 shares authorized;
      997,438 and 926,285 shares issued at December 31, 2005
      and December 31, 2004, respectively                                          9,974             9,263
Additional paid-in capital                                                    84,089,530        83,320,908
Accumulated deficit                                                          (82,584,992)      (76,824,517)
Less treasury stock, at cost, 529 and 1,482 shares at December 31, 2005
      and December 31, 2004, respectively                                        (59,110)         (169,150)
                                                                             -----------       -----------
Total stockholders' equity                                                     1,455,402         6,336,504
                                                                             -----------       -----------

Total liabilities and stockholders' equity                                   $ 3,781,453       $ 7,109,864
                                                                             ===========       ===========

See notes to financial statements.


                             MACROCHEM CORPORATION
                            STATEMENTS OF OPERATIONS

                                                                      Fiscal Year Ended December 31,
                                                                  2005             2004             2003
                                                               ----------       ----------      ----------
REVENUES

     Sale of patent                                           $       ---      $       ---     $ 1,000,000
     Research contracts                                               ---              ---          10,031
                                                              -----------      -----------     -----------
         TOTAL REVENUES                                               ---              ---       1,010,031

OPERATING EXPENSES

     Research and development                                   2,291,721        4,221,039       2,938,026
     Marketing, general and administrative                      2,988,092        4,158,452       3,798,092
     Consulting fees with related parties                             ---              ---           6,000
     Costs associated with staff reduction and transition
         agreements                                               546,212              ---             ---
                                                              -----------      -----------     -----------

         TOTAL OPERATING EXPENSES                               5,826,025        8,379,492       6,742,118
                                                              -----------      -----------     -----------

LOSS FROM OPERATIONS                                           (5,826,025)      (8,379,492)     (5,732,087)

OTHER INCOME

     Interest income                                               65,550          104,971          70,393
                                                              -----------      -----------     -----------

         TOTAL OTHER INCOME                                        65,550          104,971          70,393
                                                              -----------      -----------     -----------

NET LOSS                                                      $(5,760,475)     $(8,274,521)    $(5,661,694)
                                                              ===========      ===========     ===========

BENEFICIAL CONVERSION FEATURE (NOTES 4 AND 8)                    (330,243)             ---             ---
                                                              -----------      -----------     -----------

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS                  $(6,090,718)     $(8,274,521)    $(5,661,694)
                                                              ===========      ===========     ===========

BASIC AND DILUTED NET LOSS PER SHARE                          $     (6.25)     $     (9.23)    $     (8.03)
                                                              ===========      ===========     ===========

SHARES USED TO COMPUTE BASIC AND DILUTED NET LOSS PER SHARE       974,367          896,039         704,621
                                                              ===========      ===========     ===========

STOCK BASED COMPENSATION INCLUDED IN:

     Research and development                                 $       ---      $     8,069     $    39,128
     Marketing, general and administrative                            ---           21,122          69,468
                                                              -----------      -----------     -----------
                                                              $       ---      $    29,191     $   108,596
                                                              ===========      ===========     ===========

See notes to financial statements.


                              MACROCHEM CORPORATION
                       STATEMENTS OF STOCKHOLDERS' EQUITY



                                Common Stock Shares
                                ------------------         Additional   Unearned                              Cost of      Total
                                                   Common   Paid-In     Compen-   Accumulated               Treasury   Stockholders'
                                Issued  Treasury   Stock    Capital     sation      Deficit      Subtotal     Stock      Equity
------------------------------------------------------------------------------------------------------------------------------------
BALANCE, JANUARY 1, 2003       670,548    (4,411) $ 6,705  $73,224,277  $  (382) $(62,888,302) $10,342,298  $(672,779) $ 9,669,519

Stock based compensation (1)         -         -        -      110,665   (2,069)            -      108,596          -      108,596
Exercise of common stock
 options                         5,419         -       54       99,521        -             -       99,575          -       99,575
Stock issued to 401(k) trust         -     1,641        -     (304,439)       -             -     (304,439)   353,158       48,719
Issuance of common stock, net  108,420         -    1,084    2,970,521        -             -    2,971,605          -    2,971,605
Net loss                             -         -        -            -        -    (5,661,694)  (5,661,694)         -   (5,661,694)
                               -------  --------  -------  -----------  -------  ------------  -----------  ---------  -----------


BALANCE, DECEMBER 31, 2003     784,387    (2,770)   7,843   76,100,544   (2,451)  (68,549,996)   7,555,941   (319,621)   7,236,320
                               =======  ========  =======  ===========  =======  ============  ===========  =========  ===========

Stock based compensation (1)         -         -        -       26,740    2,451             -       29,191          -       29,191
Exercise of warrants             9,011         -       90      443,727        -             -      443,817          -      443,817
Stock issued to 401(k) trust         -     1,288        -      (91,411)       -             -      (91,411)   150,471       59,060
Issuance of common stock, net  128,619         -    1,286    6,679,989        -             -    6,681,275          -    6,681,275
Issuance of restricted stock     4,268         -       43      161,319                             161,362          -      161,362
Net loss                             -         -        -            -        -    (8,274,521)  (8,274,521)         -   (8,274,521)
                               -------  --------  -------  -----------  --------  ------------  -----------  ---------  -----------


BALANCE, DECEMBER 31, 2004     926,285    (1,482) $ 9,263  $83,320,908  $     -  $(76,824,517) $ 6,505,654  $(169,150) $ 6,336,504
                               =======  ========  =======  ===========  =======  ============  ===========  =========  ===========

Exercise of warrants             6,012         -       60       87,440        -             -       87,500          -       87,500
Stock issued to 401(k) trust         -       953        -      (94,431)       -             -      (94,431)   110,040       15,609
Issuance of common stock, net   65,141         -      651      417,430        -             -      418,081          -      418,081
Issuance of warrants in
  connection with sale of            -         -        -      173,806        -             -      173,806          -      173,806
  common stock
Issuance of common stock
  warrants to non-employees          -         -        -      184,377        -             -      184,377          -      184,377
Net loss                                                                           (5,760,475)  (5,760,475)         -   (5,760,475)
                               -------  --------  -------  -----------  -------  ------------  -----------  ---------  -----------

BALANCE, DECEMBER 31, 2005     997,438      (529) $ 9,974  $84,089,530  $     -  $(82,584,992) $ 1,514,512  $ (59,110) $ 1,455,402
                               =======  ========  =======  ===========  =======  ============  ===========  =========  ===========

(1) See following page for details.
See notes to financial statements.                                                                                     (continued)


                              MACROCHEM CORPORATION
                       STATEMENTS OF STOCKHOLDERS' EQUITY

(1)  Stock Based Compensation

                                                                Common Stock        Additional
                                                              ----------------       Paid-In        Unearned
                                                              Shares    Amount       Capital      Compensation      Total
                                                              ----------------      ----------    ------------   ----------
2003
Issuance of common stock options to non-employees               ----    $ ----      $  35,108       $ (4,902)    $   30,206
Amortization and other changes in unearned compensation         ----      ----            (11)         2,833          2,822
Stock based compensation to employees and directors             ----      ----         75,568           ----         75,568
                                                              ------    ------      ---------       --------     ----------
                                                                ----    $ ----      $ 110,665       $ (2,069)    $  108,596
                                                              ======    ======      =========       ========     ==========
2004
Issuance of common stock options to non-employees               ----    $ ----      $  15,322       $   ----     $   15,322
Amortization and other changes in unearned compensation         ----      ----          4,093          2,451          6,544
Stock based compensation to employees and directors             ----      ----          7,325           ----          7,325
                                                              ------    ------      ---------       --------     ----------
                                                                ----    $ ----      $  26,740       $  2,451     $   29,191
                                                              ======    ======      =========       ========     ==========
2005
Issuance of common stock options to non-employees               ----    $ ----      $    ----       $   ----     $     ----
Amortization and other changes in unearned compensation         ----      ----           ----           ----           ----
Stock based compensation to employees and directors             ----      ----           ----           ----           ----
                                                              ------    ------      ---------       --------     ----------
                                                                ----    $ ----      $    ----       $   ----     $     ----
                                                              ======    ======      =========       ========     ==========

See notes to financial statements.                                                                                       (concluded)

                              MACROCHEM CORPORATION
                            STATEMENTS OF CASH FLOWS

                                                                    Year Ended December 31,
                                                        -----------------------------------------------
                                                             2005             2004            2003
                                                        --------------   --------------  --------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                           $  (5,760,475)   $  (8,274,521)  $  (5,661,694)

     Adjustments to reconcile net loss to net cash
       used by operating activities:
       Depreciation and amortization                          175,024          172,906         185,847
       Stock-based compensation                                   ---          190,553         108,596
       Loss on disposal                                           ---              767             ---
       401(k) contributions in company common stock            15,610           59,060          48,719
       Deferred rent                                           (5,509)         (27,854)        (14,346)
       Reduction to capitalized patents                           ---          124,853             ---
     Change in assets and liabilities:
       Receivable due from related party                          ---              ---          25,057
       Prepaid expenses and other current assets              222,147          (12,842)       (110,801)
       Accounts payable and accrued expenses                 (392,821)        (212,111)        565,186
       Deposits                                                   ---           29,193             ---
                                                        -------------    -------------   -------------
Net cash used by operating activities                      (5,746,024)      (7,949,996)     (4,853,436)
                                                        -------------    -------------   -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Sales of short-term investments                        1,185,406        2,000,000       5,000,000
     Purchases of short-term investments                          ---          (15,883)        (51,178)
     Expenditures for property and equipment                  (14,519)         (73,526)         (3,454)
     Additions to patents                                    (105,080)         (36,591)        (94,396)
                                                        -------------    -------------   -------------
Net cash provided by investing activities                   1,065,807        1,874,000       4,850,982
                                                        -------------    -------------   -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net proceeds from exercise of common stock
       options                                                    ---              ---          99,575
     Net proceeds from issuance of Series C
       Cumulative Convertible Preferred Stock               2,125,943              ---             ---
     Net proceeds from issuance of common stock               601,342        6,681,275       2,971,605
     Proceeds from exercise of warrants                        87,500          443,817             ---
                                                        -------------    -------------   -------------
Net cash provided by financing activities               $   2,814,785    $   7,125,092   $   3,071,180
                                                        -------------    -------------   -------------


See notes to financial statements.                                                         (Continued)

                              MACROCHEM CORPORATION
                      STATEMENTS OF CASH FLOWS (Continued)


                                                                         Years Ended December 31,
                                                             ---------------------------------------------
                                                                 2005              2004            2003
                                                                 ----              ----            ----

NET CHANGE IN CASH
     AND CASH  EQUIVALENTS                                   $(1,865,432)      $ 1,049,096     $ 3,068,726

CASH AND CASH EQUIVALENTS,
     BEGINNING OF YEAR                                         4,888,868         3,839,772         771,046
                                                             -----------       -----------     -----------

CASH AND CASH EQUIVALENTS,
     END OF YEAR                                             $ 3,023,436       $ 4,888,868     $ 3,839,772
                                                             ===========       ===========     ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

The Company did not pay any cash for interest expense or income taxes during the years ended December 31, 2005, 2004 and 2003.

In April 2005, the Company issued warrants to purchase 32,520 shares of its Common Stock to institutional investors in connection with the sale of Common
Stock. The warrants were valued at $173,806 based on the relative fair value of the warrants. In April of 2005, the Company issued a warrant for the purchase of 1,190 shares of its Common Stock to the placement agent in connection with the sale of Common Stock. The warrant was valued using the Black Scholes model at $9,455 and is recorded as a non-cash issuance cost.

In December of 2005, the Company issued warrants to purchase 2,380,951 shares of its Common Stock to institutional investors in connection with the sale of Series C Cumulative Convertible Preferred Stock. The warrants were valued at
$1,620,778 based on the fair value of the warrants. In December of 2005, the Company issued warrants for the purchase of approximately 238,095 shares of its Common Stock to the designees of the placement agent in connection with the sale of Series C Cumulative Convertible Preferred Stock. The warrant was valued using the Black Scholes model at $174,922 and is recorded as a non-cash issuance cost.


See notes to financial statements.                                                             (Concluded)

                              MACROCHEM CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

     All references to share amounts, share prices and per share data in these Notes to Financial Statements reflect both the 1-for-7 reverse stock split effected on December 30, 2005 and the 1-for-6 reverse stock split effected on February 9, 2006. Accordingly, where appropriate, share amounts, share prices and per share data have been adjusted to give retroactive effect of the reverse splits.

1.   NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.

     MacroChem Corporation (the "Company") is a specialty pharmaceutical company that develops and seeks to commercialize pharmaceutical products using its proprietary drug delivery technologies.

     The Company has been engaged primarily in research and development since its inception in 1981 and has derived limited revenues from the commercial sale of its products, licensing of certain technology and feasibility studies. The Company has had no revenues relating to the sale of any products currently under development. The Company has incurred net losses every year since its inception and the Company anticipates that losses may continue for the foreseeable future. At December 31, 2004, the Company's accumulated deficit was approximately $76.8 million. At December 31, 2004, the Company believed that its existing cash and cash equivalents were sufficient to fund operations under the Company's operating plan until July 2005. At December 31, 2005, the Company's accumulated deficit was approximately $82,584,992. The Company's ability to continue operations after its current capital resources are exhausted depends on its ability to obtain additional financing and achieve profitable operations, as to which no assurances can be given. The Company believes that its existing cash and cash equivalents will be sufficient to fund operations under the Company's current plan for at least the next twelve months. The Company's cash requirements may vary materially from those now planned because of changes in the focus and direction of its research and development programs, competitive and technical advances, patent developments or other developments.

     The Company organizes itself as one segment reporting to the chief executive officer. Products and services consist primarily of research and development activities in the pharmaceutical industry.

     ACCOUNTING ESTIMATES - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The primary estimates underlying the Company's financial statements include the fair market value of warrants included in liabilities, the carrying value and useful lives of the Company's patents and property and equipment, the valuation allowance established for the Company's deferred tax assets, and the underlying assumptions to apply the pricing model to value stock options under SFAS No.
123. Management bases its estimates on certain assumptions, which it believes are reasonable in the circumstances, and while actual results could differ from those estimates, management does not believe that any change in those assumptions in the near term would have a significant effect on the financial position or the results of operations.

     FAIR VALUE OF FINANCIAL INSTRUMENTS - The carrying amounts of cash and cash equivalents, accounts payable and accrued expenses approximate their fair value because of their short-term nature. Short-term investments are carried at aggregate fair value.

     CONCENTRATION OF RISK - Cash and cash equivalents and short-term investments at December 31, 2005 and 2004 are primarily comprised of government agency securities and certificates of deposit.

     CASH AND CASH EQUIVALENTS - Cash equivalents consist of short-term, highly liquid investments with a maturity of three months or less when purchased.

     SHORT-TERM INVESTMENTS - Short-term investments are a liquid money market mutual fund with a carrying value of $0 and $1,185,406 at December 31, 2005 and 2004, respectively.

     PROPERTY AND EQUIPMENT - Property and equipment are stated at cost. Depreciation and amortization are provided on the straight-line method over the estimated useful lives of the related assets, which range from three to ten years.

     PATENTS - The Company has filed applications for United States and foreign patents covering aspects of its technology. Costs and expenses incurred in connection with pending patent applications are deferred. Costs related to successful patent applications are amortized over the estimated useful lives of the patents, not exceeding 20 years, using the straight-line method. Accumulated patent costs and deferred patent application costs related to patents that are considered to have limited future value are charged to expense. Accumulated amortization aggregated approximately $324,008 and $274,379, respectively, at December 31, 2005 and 2004. On an on-going basis, the Company evaluates the recoverability of the net carrying value of various patents by reference to the patent's expected use in drug and other research activities as measured by outside interest in the Company's patented technologies and management's determination of potential future uses of such technologies.

     LONG-LIVED ASSETS - The Company reviews its long-lived assets for impairment when events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable. Recoverability of such assets to be held and used is measured by a comparison of the carrying amount of the asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Following a complete review of the results of a Phase 2 pharmacodynamic study of Topiglan in which Topiglan did not meet its primary clinical endpoints, the Company has no plans for further clinical studies of Topiglan at this time. Accordingly, in 2004, the Company recorded a reduction of $124,853 to the carrying value of certain patent assets related to Topiglan.

     REVENUE RECOGNITION - The Company's business seeks to generate revenues through the development, commercialization and licensing of drug products based upon the Company's intellectual property. Revenues derived or expected to be derived from the sale, assignment, transfer or licensing of patents or other intellectual property are recognized based upon the terms of the relevant agreement.

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

     Under the intrinsic value method, compensation associated with stock awards to employees is determined as the difference, if any, between the current fair value of the underlying common stock on the date compensation is measured and the price an employee must pay to exercise the award. The measurement date for employee awards is generally the date of grant. Under the fair value method, compensation associated with stock-based awards to non-employees is determined based on the estimated fair value of the award itself, measured using either current market data or an established option pricing model. The measurement date for non-employee awards is generally the date performance of services is complete.

     The Company has used the intrinsic value method to account for stock-based compensation to employees and directors. The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value method to stock-based employee and director compensation:

                                                   2005          2004          2003
                                               -----------   -----------   -----------
Net loss attributable to common
     stockholders as reported                  $(6,090,718)  $(8,274,521)  $(5,661,694)

Add:    Stock-based employee compensation
     expense included in reported net loss             ---         7,325        75,568

Deduct: Total stock-based employee compensation
     measured using the fair value method         (733,414)   (1,038,725)   (1,449,341)
                                               -----------   -----------   -----------

Pro forma net loss                             $(6,824,132)  $(9,305,921)  $(7,035,467)
                                               ===========   ===========   ===========

Basic and diluted net loss per share - as
     reported                                  $     (6.25)  $     (9.23)  $     (8.03)
                                               ===========   ===========   ===========

Basic and diluted net loss per share - pro
     forma                                     $     (7.00)  $    (10.39)  $     (9.98)
                                               ===========   ===========   ===========

     The fair value of options on their grant date was measured using the Black/Scholes option pricing model. Key assumptions used to apply this pricing model are as follows:


                                                 2005             2004              2003
                                            -------------     -------------     -----------
Risk-free interest rate                     3.82% - 4.25%     3.05% - 4.14%     2.62%-3.47%
Expected life of option grants                 6 years           6 years          6 years
Expected volatility of underlying stock          100%              97%              97%
Expected dividend payment rate, as a
   percentage of the stock price on the
   date of grant                                 ---               ---              ---

     The weighted average fair values of options granted during 2005, 2004 and 2003 were $10.02, $51.24 and $36.12, respectively.

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

     REVERSE STOCK SPLITS - On December 30, 2005 we implemented a 1-for-7 reverse stock split of our common stock and on February 9, 2006 we implemented a subsequent 1-for-6 reverse stock split of our common stock. Unless otherwise noted, data used throughout the Financial Statements have been adjusted to reflect these reverse splits.

     NET LOSS PER SHARE - Basic earnings per share is computed using the weighted average number of common shares outstanding during each year. Diluted earnings per common share reflect the effect of the Company's outstanding options and warrants, except where such items would be anti-dilutive. Due to the net losses reported in 2005, 2004 and 2003, basic and diluted per share amounts are the same. For the years ended December 31, 2005, 2004 and 2003, potential common shares are not included in the per share calculations for diluted EPS, because the effect of their inclusion would be anti-dilutive. Anti-dilutive potential shares not included in per share calculations under the treasury stock method for 2005, 2004 and 2003 were 2,807,673, 155,919 and 129,785 shares, respectively.

     RECENT ACCOUNTING PRONOUNCEMENT - In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 123R, Share-Based Payment ("SFAS No. 123R"). This Statement is a revision of SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. SFAS No. 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. The Statement requires entities to recognize stock compensation expense for awards of equity instruments to employees based on the grant-date fair value of those awards (with limited exceptions). SFAS No. 123R is effective for the fiscal year that begins after December 15, 2005. MacroChem Corporation expects to adopt SFAS No. 123R using the Statement's modified prospective application method. The Company does not yet have an estimate of the effect on its statements of operations of adopting SFAS No. 123R.

     In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154, "Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, Accounting Changes and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements" ("SFAS No. 154"). SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. SFAS No. 154 also provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. The provisions of SFAS No. 154 are effective for accounting changes and corrections of errors made in fiscal periods beginning after December 15, 2005. The adoption of the provisions of SFAS No. 154 is not expected to have a material impact on the Company's financial position or results of operations.

2.   PROPERTY AND EQUIPMENT.

     Property and equipment consists of the following as of December 31:

                                                            2005             2004
                                                        -----------      -----------
        Laboratory equipment                            $ 1,139,249      $ 1,125,978
        Office equipment                                    489,459          488,208
        Leasehold improvements                              250,049          250,048
                                                        -----------      -----------
               Total                                      1,878,757        1,864,234

        Less:  accumulated depreciation                  (1,806,554)      (1,681,155)
                                                         ----------       ----------

        Property and equipment, net                     $    72,203      $   183,079
                                                        ===========      ===========

3.   ACCRUED EXPENSES.

     Accrued expenses and other liabilities consists of the following as of December 31:

                                                           2005             2004
                                                        -----------      -----------
Accrued professional fees                               $   115,192      $   101,000
Accrued clinical trial costs                                    ---           23,108
Accrued bonuses                                                 ---          213,688
Accrued vendor invoices                                     134,360          185,907
                                                        -----------      -----------

                                                        $   249,552      $  523, 703
                                                        ===========      ===========

4.   STOCKHOLDERS' EQUITY.

     AUTHORIZED CAPITAL STOCK - Authorized capital stock consists of 100,000,000 shares of $.01 par value common stock of which 997,438 shares are issued (996,909 are outstanding) and 5,177,429 are reserved for issuance upon exercise of common stock options and warrants and conversion of Series C Cumulative Convertible Preferred Stock at December 31, 2005. Authorized preferred stock totals 6,000,000 shares, of which 500,000 shares have been designated Series A Preferred Stock, 600,000 shares have been designated Series B Preferred Stock and 1500 shares have been designated Series C Cumulative Convertible Preferred Stock (250 shares were outstanding at December 31, 2005). The Series C Preferred Stock has a liquidation value of $10,000 per share, is entitled to a dividend of 10% per annum, payable in cash or shares of our common stock at our option, which dividend rate is subject to increase to 14% upon the occurrence of certain events. The Series C Preferred Stock is redeemable at the holder's election in the event the Company fails or refuses to convert any shares of Series C Preferred Stock in accordance with the terms of the Certificate of Designation, Rights and Preferences of the Series C Preferred Stock. The number of shares of common stock into which each share of Series C Preferred Stock is convertible is determined by dividing the liquidation value per share plus all accrued and unpaid dividends thereon by $1.05. The conversion price for the Series C Preferred Stock and the warrant exercise price are each subject to a reset adjustment such that if the average of the price of the common stock over the twenty trading days immediately preceding May 8, 2006 (the "Average Price") is lower than the conversion and/or exercise price, then such conversion and/or exercise price shall be adjusted to equal the Average Price. During 1998, the Company's Board of Directors authorized the repurchase of up to 23,809 shares of common stock at market price. The Company repurchased no shares in 2003, 2004 and 2005. At December 31, 2005, 529 repurchased shares remain available for future use and 16,180 shares are available to be repurchased.

     STOCK SALES - In September 2003, the Company sold 108,420 shares of common stock and warrants to purchase 21,684 shares of common stock to primarily institutional investors. Gross proceeds were $3,246,000 ($2,971,505 net of issuance costs) and were allocated between the common stock and the warrants based on the relative fair value of the warrants and common stock. In March 2004, the Company sold 128,619 shares of common stock and warrants to purchase 25,723 shares of common stock to primarily institutional investors. Gross proceeds were $7,292,700 ($6,681,274 net of issuance costs) and were allocated between the common stock and the warrants based on the relative fair value of the warrants and common stock. In April 2005, the Company sold approximately 65,040 shares of common stock and warrants to purchase 32,520 shares of common stock to institutional investors and to certain executive officers and directors of the Company. Gross proceeds were $815,000 ($601,342 net of cash issuance costs) and were allocated between the common stock and the warrants based on the relative fair value of the warrants and common stock. In December 2005, the Company sold 250 shares of Series C Cumulative Convertible Preferred Stock and warrants to purchase 2,380,951 shares of common stock to institutional investors. Gross proceeds were $2,500,000 ($2,125,943 net of cash issuance costs) and were allocated between the Series C Cumulative Convertible Preferred Stock and the warrants based on the fair value of the warrants.

     WARRANTS - On December 23, 2005, the Company closed a private placement in which institutional investors received warrants to purchase 2,380,951 shares of common stock at an exercise of $1.26 per share for a period of six years. As of December 31, 2005, none of these $1.26 warrants had been exercised. The placement agent in this transaction received a warrant to purchase approximately 238,905 shares of common stock at a purchase price of $1.05 for a period of five years. As of December 31, 2005, none of the $1.05 warrants issued to the placement agent had been exercised. In accordance with EITF 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock," the warrants are included as a liability and valued at fair market value until the Company meets the criteria under EITF 00-19 for permanent equity. The Company valued the warrants at $1,620,778 on December 31, 2005 using the Black-Scholes method with the following assumptions: a risk-free interest rate of 4.18%, volatility of 100%, and a dividend yield of 0%.

     On April 19, 2005, the Company closed a private placement in which institutional investors and certain executive officers and directors of the Company received warrants to purchase approximately 32,520 shares of common stock for a period of five years. The exercise price of the warrants is $14.70 per share for the institutional investors and $21.84 for the participating executive officers and directors. As of December 31, 2005, approximately 6,012 of the $14.70 warrants issued to the institutional investors had been exercised and none of the $21.84 warrants issued to participating executive officers and directors had been exercised. The placement agent in this transaction received a warrant to purchase approximately 1,190 shares of common stock at a purchase price of $14.70 for a period of five years. As of December 31, 2005, none of the $14.70 warrants issued to the placement agent had been exercised.

     During 2004, the Company conducted a private placement in which primarily institutional investors received warrants to purchase an aggregate of 25,723 shares of common stock at a purchase price of $87.78 per share for a period of five years. As of December 31, 2005, none of the $87.78 warrants had been exercised.

     During 2003, the Company conducted a private placement in which primarily institutional investors received warrants to purchase an aggregate of 21,684 shares of common stock at a purchase price of $49.266 per share for a period of three years. As of December 31, 2005, 9,011 of the $49.266 warrants issued to the institutional investors had been exercised. The placement agent in this transaction received a warrant to purchase 3,571 shares of common stock at a purchase price of $49.266 for a period of three years. As of December 31, 2005, none of the $49.266 warrants issued to the placement agent had been exercised.

     During 2001, institutional investors received warrants to purchase an aggregate of 7,457 shares of common stock at a purchase price of $277.62 per share expiring in five years in connection with a private placement. The warrants are callable by the Company if the closing price of the stock is higher than $755.58 for 15 consecutive trading days at any time before expiration. As a result of subsequent financing transactions, the exercise price of these warrants has been adjusted to $277.62 in accordance with the terms of the warrants. As of December 31, 2005, none of these warrants had been exercised.

     All share amounts and prices have been adjusted to reflect the 1-for-7 reverse stock split effective December 30, 2005 and the 1-for-6 reverse stock split effective February 9, 2006.

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

     Under the terms of the 1994 Plan, the Company may no longer award any options. All options previously granted under the 1994 Plan may be exercised at any time up to ten years from the date of award.

     Under the terms of the 2001 Plan, the Company may grant options to purchase up to a maximum of 123,809 shares of common stock to certain employees, directors and consultants. On June 23, 2004, at the Company's Annual Meeting of Stockholders, the Company's stockholders approved an amendment to the Company's 2001 Incentive Plan to increase the number of shares of Common Stock authorized for issuance under the Incentive Plan by 95,238 from 28,571, resulting in a maximum of 123,809 shares of common stock that may be granted as options. The options may be awarded as incentive stock options (employees only) and non-incentive stock options (certain employees, directors and consultants).

     The 2001 Plan, 1994 Plan and the ISO Plan state that the exercise price of options shall not be less than fair market value at the date of grant.

     The following table presents activity under all stock option plans:

                                                                Weighted Average
                                         Number of Options       Exercise Price
                                         -----------------      ----------------
        Outstanding December 31, 2002        102,951                $ 160.44
            Granted                           10,633                   47.04
            Exercised                         (5,419)                  18.48
            Canceled                         (21,158)                  92.40
                                         -----------------      ----------------
        Outstanding December 31, 2003         87,007                  171.78
            Granted                            9,142                   68.04
            Exercised                            ---                     ---
            Canceled                         (11,619)                 125.16
                                         -----------------      ----------------
        Outstanding December 31, 2004         84,530                  167.16
            Granted                           39,319                   12.67
            Exercised                            ---                     ---
            Canceled                         (17,153)                  29.85
                                         -----------------      ----------------
        Outstanding December 31, 2005        106,696                  132.24
                                         =================      ================
        Exercisable at December 31: 2005      88,360                $ 153.81
                                         =================      ================
                                    2004      67,993                $ 192.78
                                         =================      ================
                                    2003      71,024                $ 190.26
                                         =================      ================


     The following table sets forth information regarding options outstanding at December 31, 2005:

                                                         Weighted Ave.                       Weighted Ave.
                        Number of          Number           Exercise                        Exercise Price-
 Range of Exercise       Options         Currently       Price-Options     Weighted Ave.       Currently
      Prices           Outstanding      Exercisable       Outstanding      Remaining Life     Exercisable
 -----------------     -----------      -----------      -------------     --------------   ---------------
   $7.98 - 17.22         26,715            14,778           $ 13.99            9.37             $ 17.22
   26.46 - 48.30         16,885            14,977             37.61            7.25               32.15
  53.34 - 111.51         17,694            13,203             84.51            6.61               89.98
  126.84 - 246.75        26,339            26,339            215.03            2.35              215.03
  249.40 - 532.90        19,063            19,063            311.71            4.08              311.71
                       -----------      -----------      -------------     --------------   ---------------
TOTAL                   106,696            88,360           $ 132.24           5.90             $153.81
                       ===========      ===========      =============     ==============   ===============

     All options granted during the three year period ended December 31, 2005 were granted with an exercise price equal to the market price of the stock.

     At December 31, 2005, the Company has reserved 2,807,673 shares of common stock for issuance under all stock option plans and for warrants outstanding.

     UNEARNED COMPENSATION - The following table sets forth the changes to the Company's reported unearned compensation for the years ended December 31, 2005, 2004 and 2003 for the non-employee options:

                                                              2005              2004             2003
                                                         -------------     --------------   --------------
     Balance, January 1                                  $         ---     $        2,451   $          382
     Options, warrants and common stock granted to
           non-employees valued at fair market value               ---             15,322            4,902
     Amortization of unearned compensation                         ---            (17,773)          (2,822)
     Other changes in unearned compensation                        ---                ---              (11)
                                                         -------------     --------------   --------------
     Balance, December 31                                $         ---     $          ---   $        2,451
                                                         -------------     --------------   --------------

     STOCK AND STOCK OPTION ISSUANCES TO NON-EMPLOYEES - During 2005, there were no options granted to non-employees or consultants. During 2004 and 2003, the Company issued 357 and 1,130 stock grants and options, respectively, to non-employees and consultants and recorded unearned compensation of $15,322 and $4,902, respectively.

     STOCK AND STOCK OPTION ISSUANCES OUTSIDE THE STOCK OPTION PLANS - During 2003, an option to purchase 11,904 shares of common stock was granted to Robert
J. DeLuccia, the Company's new Chief Executive Officer, of which 3,571 shares vested immediately, with the remainder vesting over two years, with an exercise price of $44.52 per share.

     SHAREHOLDER RIGHTS PLAN - The Company has adopted a shareholder rights plan. The Company declared a dividend consisting of one Right for each share of common stock outstanding on September 10, 1999. Stock issued after that date will be issued with an attached Right.

     Each Right entitles the holder, upon the occurrence of certain events, to purchase 42/100th of a share of Series B Preferred Stock of the Company at an initial exercise price of $2,100.00, subject to adjustments for stock dividends, splits and similar events. The Rights are exercisable only if a person or group acquires 20% or more of the Company's outstanding common stock, or announces an intention to commence a tender or exchange offer, the consummation of which would result in ownership by such person or group of 20% or more of the Company's outstanding common stock.

     On December 23, 2005, the shareholder rights plan was amended to provide that the acquisition of the Company's Series C Cumulative Convertible Preferred Stock and warrants to acquire shares of its common stock by the purchasers in the Company's recent private placement, and any subsequent acquisition by the purchasers of common stock upon the conversion or exercise of those securities, would not result in the Rights becoming exercisable.

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

     The Board of Directors has authorized 600,000 shares of Series B Preferred Stock.

5.  COMMITMENTS AND CONTINGENCIES.

     At December 31, 2005, the Company had no long-term contractual obligations.

6.  INCOME TAXES.

     No income tax provision or benefit has been provided for federal or state income tax purposes as the Company has incurred losses in all periods reported and recoverability of these losses in future tax filings is uncertain. As of December 31, 2005, the Company has available net operating loss carryforwards of approximately $69,339,393 for federal income tax purposes, expiring through 2025 and $44,827,346 for state income tax purposes, expiring through 2010. In addition, the Company has unused investment and research and development tax credits for federal and state income tax purposes aggregating $1,576,194 and $855,973, respectively. The use of the federal net operating loss may also be restricted due to changes in ownership in accordance with definitions as stated in the Internal Revenue Code.

     Income taxes computed using the federal statutory income tax rate differs from the Company's effective tax rate primarily due to the following:

                                                       Year ended December 31,
                                                         2005          2004
                                                         ----          ----
     Statutory U.S. federal tax rate                   (34.0%)        (34.0%)
     State taxes, net of federal tax benefit            (6.2%)         (6.2%)
     Federal research and development credits           (1.5%)         (0.6%)

     Valuation allowance on deferred tax assets         41.7%          40.8%
                                                       -------        ------
                                                          -%            -%
                                                       -------        ------

     The net tax effect of differences in the timing of certain revenue and expense items and the related carrying amounts of assets and liabilities for financial reporting and tax purposes are not material and, accordingly, are not displayed in the table below. The components of the Company's deferred tax assets as of December 31, 2005 and 2004 are as follows:

                                                             2005               2004
                                                         -------------     --------------
     Deferred Tax Assets:
       Net operating loss carryforwards                  $  26,386,000     $   24,927,000
       Tax credit carryforwards                              2,432,000          2,546,000
                                                         -------------     --------------
                                                            28,818,000         27,473,000
     Valuation allowance                                   (28,818,000)       (27,473,000)
                                                         -------------     --------------
     Deferred tax asset, net                             $         ---     $          ---
                                                         =============     ==============

     For the years ended December 31, 2005 and 2004, the valuation allowance was increased by approximately $1,345,000 and $2,639,000, respectively, due to the uncertainty of future realization of currently generated net operating loss and tax credit carryforwards.

7.  EMPLOYEE BENEFIT PLAN.

     The Company sponsors a qualified 401(k) Retirement Plan (the "Plan") under which employees are allowed to contribute certain percentages of their pay, up to the maximum allowed under Section 401(k) of the Internal Revenue Code. Company contributions to the Plan are at the discretion of the Board of Directors. The Company contributed 953 shares of common stock in 2005, 1,286 shares of common stock in 2004 and 1,642 shares of common stock in 2003, valued at $15,610, $59,060 and $48,719, respectively. The Company also contributed $42,539 in cash to the Plan in 2005.

8.  SUBSEQUENT EVENT.

     In February 2006, the Company completed a private placement of its securities to institutional investors, consisting of two closings, for approximately $8.25 million in gross proceeds. The first closing of the private placement, in which institutional investors acquired 250 shares of Series C Cumulative Convertible Preferred Stock and six-year warrants to purchase 2,380,951 shares of common stock at an exercise of $1.26 per share, for an aggregate purchase price of $2.5 million, took place on December 23, 2005 and is reflected in the financial statements at December 31, 2005. The second closing of the private placement, in which institutional investors acquired 575.5 shares of Series C Cumulative Convertible Preferred Stock and six-year warrants to purchase 5,480,961 shares of the Company's common stock at an exercise price of $1.26 per share, for an aggregate purchase price of approximately $5.75 million, occurred on February 13, 2006. As of December 31, 2005, none of the $1.26 warrants had been exercised. The placement agent in the transaction received a warrant to purchase approximately 548,095 shares of common stock at a purchase price of $1.05 for a period of six years. The Series C Preferred Stock has a liquidation value of $10,000 per share, is entitled to a dividend of 10% per annum, payable in shares of our common stock at our option, which dividend rate is subject to increase to 14% upon the occurrence of certain events. The number of shares of common stock into which each share of Series C Convertible Preferred Stock is convertible is determined by dividing the liquidation value per share plus all accrued and unpaid dividends thereon by $1.05. Unless a holder of Series C Cumulative Convertible Preferred Stock elects otherwise, its ability to convert its Series C Cumulative Convertible Preferred Stock into common stock or to vote on an as-if-converted to common stock basis is restricted to the extent that such conversion would result in the holder owning more than 4.95% of our issued and outstanding common stock or voting together with the common stock on an as-if-converted to common stock basis in respect of more than 4.95% of our issued and outstanding common stock. The warrants issued in the private placement are subject to a similar restriction on their exercise. SCO Capital Partners LLC, Beach Capital LLC and Perceptive Life Sciences Master Fund Ltd. ("Perceptive") have elected not to be governed by these restrictions, although we have entered into an agreement with Perceptive whereby Perceptive's ability to convert or vote its shares of Series C Preferred Stock is subject to a beneficial ownership cap of 9.95% instead of 4.95%.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     On January 24, 2006, Deloitte & Touche LLP ("Deloitte") resigned as our independent registered public accounting firm.

     Deloitte's report relating to the financial statements of the Company for the year ended December 31, 2004 did not contain an adverse opinion or a disclaimer of opinion, and was not qualified or modified as to audit scope or accounting principles, except the report contained an explanatory paragraph relating to the Company's ability to continue as a going concern. Deloitte's report relating to the financial statements of the Company for the year ended December 31, 2003 did not contain an adverse opinion or a disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope or accounting principles.

     During the Company's fiscal years ended December 31, 2003 and December 31, 2004, and through January 24, 2006, the date which Deloitte resigned, the Company had no disagreement with Deloitte on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to Deloitte's satisfaction, would have caused Deloitte to make reference to the subject matter of the disagreement in connection with its reports for such periods. During the Company's fiscal years ended December 31, 2003 and December 31, 2004, and through January 24, 2006, there were no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K.

     On February 14, 2006 and effective the same date, on the recommendation of the Company's Audit Committee, the Company engaged Vitale, Caturano & Company Ltd. ("Vitale") as its independent registered public accounting firm to audit the Company's financial statements as of and for the fiscal year ending December 31, 2005 and to perform procedures related to the financial statements included in the Company's quarterly reports on Form 10-Q, beginning with quarter ended March 31, 2006.

     During the two most recent fiscal years and through February 14, 2006, the Company has not consulted with Vitale on any matter which was the subject of any disagreement or any reportable event as defined in Regulation S-K Item 304(a)(1)(iv) and Regulation S-K Item 304(a)(1)(v), respectively, or on the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's financial statements, relating to which either a written report was provided to the Company or oral advice was provided that Vitale concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue.

ITEM 9A. CONTROL AND PROCEDURES.

     As of the end of the period covered by this report, we carried out a review, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in the SEC rules promulgated under the Securities Exchange Act of 1934, as amended), which are designed to ensure that information required to be disclosed in our Securities and Exchange Commission reports is properly and timely recorded, processed, summarized and reported. Based upon that review, our Chief Executive Officer and Chief Financial Officer concluded that while our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic filings with the Securities and Exchange Commission, there is a lack of segregation of duties at the Company due to the small number of employees dealing with general administrative and financial matters. This constitutes a significant deficiency in financial reporting. However, at this time management has decided that, considering the employees involved and the control procedures in place, the risks associated with such lack of segregation are insignificant, and the potential benefits of adding additional employees to clearly segregate duties do not justify the expenses associated with such increases. Management will continue to evaluate this segregation of duties.

     There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

     Not applicable.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table and subsequent biographies set forth the year each of our current directors was first elected and the age, positions, and offices presently held by each director with the Company:

          Name                      Age         Position with MacroChem
-----------------------------     ------    --------------------------------
John L. Zabriskie, Ph.D.            66      Chairman of the Board of Directors
Robert J. DeLuccia                  60      President, Chief Executive Officer
                                            and Vice Chairman of the Board of
                                            Directors
Michael A. Davis, M.D., Sc.D.       64      Director
Paul S. Echenberg                   62      Director
Peter G. Martin                     57      Director
Jeffrey B. Davis                    42      Director
Howard S. Fischer                   43      Director

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

     ROBERT J. DELUCCIA has served as our President and Chief Executive Officer and Vice Chairman of the Board of Directors since June 2003 and as a Director since 2000. From 1998 to 1999, Mr. DeLuccia served as President and Chief Executive Officer of Immunomedics, Inc., a Nasdaq-listed biopharmaceutical company focused on the development and commercialization of antibody diagnostic imaging and therapeutic products for cancer and infectious diseases. Prior to Immunomedics, he was President of Sterling Winthrop Pharmaceuticals, the U.S. subsidiary of Sanofi (now Sanofi-Aventis). Mr. DeLuccia began his career as a pharmaceutical sales representative for Pfizer and progressed to Vice President Marketing and Sales Operations for Pfizer's Roerig Division. He is also a member of the board of directors of IBEX Technologies, a publicly traded (TSX) pharmaceutical company specializing in the development of biological markers for diagnosis, monitoring and treatment of cancer and arthritis, and TOPIGEN Pharmaceuticals, Inc., a privately held biopharmaceutical company and developer of anti-inflammatory respiratory products. Mr. DeLuccia holds both a B.S. and an M.B.A. in marketing from Iona College.

     MICHAEL A. DAVIS, M.D., SC.D., has served as a Director of MacroChem since 1997 and provided medical and pharmaceutical consulting services to MacroChem from 1991 to 2003. He currently is Medical Director of E-Z-EM, Inc., a public company engaged in supplying oral radiographic contrast media and medical devices. Dr. Davis served as a Director of E-Z-EM from 1995 to 2004 and currently holds the designation of Director Emeritus. In November of 2004 he was elected a Director and Chairman of the Executive Committee of OmniCorder Technologies, Inc. (renamed Advanced BioPhotonics, Inc.), a public company engaged in infrared imaging of perfusion. In January 2006, he was appointed Research Professor of Radiology at SUNY/Stony Brook. From 1980 to 2002, Dr. Davis was Professor of Radiology and Nuclear Medicine and Director of the Division of Radiologic Research at the University of Massachusetts Medical School. From 1986 to 2002, he was Affiliate Professor of Biomedical Engineering at Worcester Polytechnic Institute. From 1982 to 1997, Dr. Davis was Adjunct Professor of Surgery at Tufts University School of Veterinary Medicine. In addition, from February to November 1999 he was President and Chief Executive Officer of Amerimmune Pharmaceuticals, Inc., a public company, and its wholly owned subsidiary, Amerimmune Inc., which is engaged in developing drugs relating to the immune system. From February 1999 to March 2003, Dr. Davis served as a Director of both Amerimmune Pharmaceuticals, Inc. and Amerimmune Inc. Dr. Davis received a B.S. and M.S. from Worcester Polytechnic Institute, an S.M. and Sc.D. from the Harvard School of Public Health, an M.B.A. from Northeastern University and an M.D. from the University of Massachusetts Medical School.

     PAUL S. ECHENBERG has served as a Director of MacroChem since 2000. Since 1997, he has been the President and Chief Executive Officer of Schroders & Associates Canada, Inc. and a director of Schroder Ventures Limited. These firms provide merchant banking advisory services to a number of Canadian buy-out funds. He is a director of the following publicly traded companies: E-Z-EM, Inc., AngioDynamics, Inc. and Benvest Capital Inc., a merchant bank that he co-founded. From 1989 through 1997, Mr. Echenberg was President of Eckvest Equity, Inc., a private merchant bank providing consulting and personal investment services that he founded. From 1970 to 1989, he was President and Chief Executive Officer of Twinpak, Inc., a manufacturer of plastic packaging, and from 1982 to 1989 he was Executive Vice President of CB Pak, Inc., a publicly traded plastic, glass and packaging company. Mr. Echenberg received a B.Sc. from McGill University and an M.B.A. from Harvard Business School.

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

     JEFFREY B. DAVIS has served as a Director of MacroChem since 2005. Since 1997, Mr. Davis has been president of SCO Securities LLC. Prior to joining SCO Securities LLC, from 1995 to 1997, Mr. Davis served as senior vice president and chief financial officer of HemaSure, Inc., a publicly traded development stage healthcare technology company. From 1990 to 1995, he was vice president, corporate finance, at Deutsche Morgan Grenfell, both in the U.S. and Europe. Prior to that, he served in senior marketing and product management positions at AT&T Bell Laboratories, where he was also a member of the technical staff, and he was involved in marketing and product management at Philips Medical Systems North America. Mr. Davis served previously on the board of Bioenvision, Inc. (Nasdaq: BIVN) and currently is a member of the board of directors of Virium Pharmaceuticals, Inc. and Access Pharmaceuticals, Inc., private biotechnology companies. Mr. Davis was initially elected to the Board of Directors as the designee of SCO Capital Partners LLC, who purchased three hundred shares of our Series C Cumulative Convertible Preferred Stock in a private placement closing in December 2005 and February 2006. SCO Capital Partners LLC has the right to designate two individuals to serve on our board of directors for as long as at least 20% of the shares of Series C Preferred Stock issued in that private placement remain outstanding. Mr. Davis holds a BS in biomedical engineering from Boston University and an MBA degree from The Wharton School, University of Pennsylvania.

     HOWARD S. FISCHER has served as a Director of MacroChem since 2005. Since December 2005, Mr. Fischer has been a Managing Director of SCO Securities LLC. Prior to that, from January 2005 to September 2005 he was an investment manager and research analyst for Silverback Asset Management's life sciences fund. From 2001 to 2004, he was President of an independent healthcare advisory business, providing consulting services to a number of venture capital firms and their portfolio companies, private equity groups and public and private corporations; in addition, he served as a valuation expert in arbitration proceedings. From 1997 to 2001 Mr. Fischer was Executive Director at UBS/PaineWebber Global Healthcare Investment Banking and a Director at Prudential Securities Healthcare Investment Banking. He began his investment banking career at Furman Selz LLC in 1986. Mr. Fischer was initially elected to the Board of Directors as the designee of SCO Capital Partners LLC, who purchased three hundred shares of our Series C Cumulative Convertible Preferred Stock in a private placement closing in December 2005 and February 2006. SCO Capital Partners LLC has the right to designate two individuals to serve on our board of directors for as long as at least 20% of the shares of Series C Preferred Stock issued in that private placement remain outstanding. Mr. Fischer holds an MBA from the University of Chicago's Graduate School of Business and a BS degree from the Wharton School, University of Pennsylvania.

AUDIT COMMITTEE

     Mr. Martin (Chairman), Dr. Davis and Mr. Echenberg serve as members of the Audit Committee, which was established to assist the Board of Directors by (1) reviewing our financial results and recommending the selection of our independent auditors; (2) reviewing the effectiveness, quality and integrity of our accounting policies and practices, financial reporting and internal controls; and (3) reviewing the scope of the audit, the fees charged by the independent auditors and any transactions which may involve a potential conflict of interest. The Board of Directors has determined that Mr. Echenberg is the "audit committee financial expert." Each member of the Audit Committee meets the definition of "independent" as required by the established criteria of the SEC.


EXECUTIVE OFFICERS

       Name                Age                Position with MacroChem
---------------------    -------        ----------------------------------------
Robert J. DeLuccia         60           President, Chief Executive Officer and
                                        Vice Chairman of the Board of Directors
Glenn E. Deegan            39           Vice President and General Counsel
Bernard R. Patriacca       62           Vice President, Chief Financial Officer
                                        and Treasurer

     The following is a brief summary of the backgrounds of Mr. Deegan and Mr. Patriacca. The background of our other executive officer, Mr. DeLuccia, is summarized above.

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

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who beneficially own more than 10 percent of the Company's Common Stock to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Based solely on its review of the copies of such reports received by it, and written representations from certain reporting persons that no Forms 5 were required for those persons, the Company believes that during 2005 all filing requirements applicable to its officers, directors, and such 10 percent beneficial owners were complied with.

ITEM 11. EXECUTIVE COMPENSATION.

EXECUTIVE OFFICERS' COMPENSATION

     The following table sets forth the compensation earned by or paid or awarded to Mr. DeLuccia, Mr. Patriacca, Dr. Chan, Mr. Deegan and Mr. Snyder during each of the three fiscal years ended December 31, 2005:


                           SUMMARY COMPENSATION TABLE

                                                                                                  Long-Term
                                                      Annual Compensation                    Compensation Awards
                                                                                          Restricted      Securities
                                                                       Other Annual         Stock         Underlying      All Other
           Name and                                                    Compensation         Awards          Options     Compensation
      Principal Position         Year     Salary ($)    Bonus ($)         ($)(1)            ($)(2)          (#)(3)         ($)(4)
--------------------------      -----     ----------    ---------      ------------       ----------      ----------    ------------
Robert J. DeLuccia (5)           2005      192,000          ---           19,188              ---           9,423          48,000
  President, Chief               2004      288,000       58,752           17,688              ---           6,472           -----
  Executive Officer              2003      195,000       54,720            6,516           54,720          11,904           -----

Bernard R. Patriacca (6)         2005      133,333          ---            1,188              ---           4,951         198,808
  Vice President, Chief          2004      193,750       32,400            1,188              ---           3,452          49,500
  Financial Officer and          2003      185,000       29,360            1,032           29,360           1,142          28,000
  Treasurer

Thomas C.K. Chan (7)             2005      136,667          ---              414              ---           7,982         203,969
  Vice President, Research       2004      196,667       40,590              270              ---           4,102          49,500
  & Development, Chief           2003      182,716       30,359              360           30,359           1,809          27,481
  Technology Officer

Glenn E. Deegan (8)              2005      120,000          ---              162              ---           4,780         183,667
  Vice President,                2004      165,156       30,240              162              ---           3,066          26,500
  General Counsel and            2003      138,763       22,913              360           22,913           1,330          16,000
  Secretary

Melvin A. Snyder (9)             2005      129,500          ---            1,188              ---           4,304         190,632
  Vice President, Market         2004      194,250       24,242            1,188              ---           2,828          48,805
  Development                    2003      194,250       24,010            1,584           24,010           1,190          27,160

------------------------------------------------------------------------------------------------------------------------------------

(1) Includes amounts paid for taxable group term life insurance. Also includes, for Mr. DeLuccia, a monthly automobile allowance of $1,000 for 2003 and a portion of 2004 and $1,500 for the remainder of 2004 and for 2005.
(2) Although the restricted stock reflected in this table was earned in 2003, the awards were made in January 2004. The values in this table are as of the date of the grant. As of December 31, 2005, the following number of shares of restricted stock were held by the individuals listed in the table: Mr. DeLuccia - 1,447, Mr. Patriacca - 776, Mr. Deegan - 606, Dr. Chan - 803, and Mr. Snyder - 635. The value of those shares of restricted stock as of December 31, 2005 were as follows: Mr. DeLuccia - $1,823.22, Mr. Patriacca - $977.76, Mr. Deegan - $763.56, Dr. Chan - $1,011.78, and
     Mr. Snyder - $800.01.
(3) Total stock option grants reported in the table for 2004 include the following stock option awards which, although earned in 2004, were granted on March 23, 2005: Mr. DeLuccia - 4,662; Mr. Patriacca - 2,571; Dr. Chan - 3,221; Mr. Deegan - 2,400; and Mr. Snyder - 1,924. These options were granted at an exercise price of $17.22 per share. The options expire ten years from the date of grant and vested fully on the date of grant.
(4) Represents the dollar value of MacroChem's contributions to our 401(k) Retirement Plan, which are made in our common stock, as well as, for a portion of fiscal year 2005, in cash. For fiscal year 2004, also represents the following retention payments payable as of July 2, 2004: Mr. Patriacca
     - $43,000; Dr. Chan - $43,000; Mr. Deegan - $20,000; and Mr. Snyder -
     $43,000. For fiscal year 2005, also represents the following payments made pursuant to Transition Agreements: Mr. DeLuccia - $48,000; Mr. Patriacca - $191,808; Dr. Chan - $197,969; Mr. Deegan - $176,677; and Mr. Snyder -
     $185,472.
(5) Mr. DeLuccia's employment commenced on July 1, 2003. Of total salary in 2003, $51,000 related to a consulting contract in connection with his role as interim CEO. As part of Mr. DeLuccia's 2003 compensation, he received an award of 1,447 shares of restricted stock on January 7, 2004, all of which vested six months from the date of grant.
(6) Mr. Patriacca's employment commenced on April 23, 2001. As part of Mr. Patriacca's 2003 compensation, he received an award of 776 shares of restricted stock on January 7, 2004, all of which vested six months from the date of grant.
(7) Dr. Chan was appointed Vice President, Research and Technology on September 24, 2001. As part of Dr. Chan's 2003 compensation, he received an award of 803 shares of restricted stock on January 7, 2004, all of which vested six months from the date of grant. Dr. Chan's employment with the Company terminated effective November 30, 2005.



(8) Mr. Deegan was appointed Vice President, General Counsel and Secretary on July 10, 2003. As part of Mr. Deegan's 2003 compensation, he received an award of 606 shares of restricted stock on January 7, 2004, all of which vested six months from the date of grant.
(9) As part of Mr. Snyder's 2003 compensation, he received an award of 635 shares of restricted stock on January 7, 2004, all of which vested six months from the date of grant. Mr. Snyder's employment with the Company terminated effective November 30, 2005.

STOCK OPTIONS

     The following table provides information concerning the grant of stock options during 2005 to Mr. DeLuccia, Dr. Chan, Mr. Deegan, Mr. Patriacca and Mr.
Snyder:

                        OPTION GRANTS IN LAST FISCAL YEAR

                                INDIVIDUAL GRANTS
                                -----------------

                                     % of Total
                       Number of      Options                                Potential Realizable Value
                       Securities    Granted to   Exercise                   at Assumed Annual Rates of
                       Underlying    Employees    or Base                     Stock Price Appreciation
                        Options      in Fiscal    Price        Expiration         for Option Term
       Name             Granted (#)    Year        ($/sh)        Date          5%($)          10%($)
--------------------   -----------   ----------   --------    -----------    --------------------------
Robert J. DeLuccia       4,662  (1)     11.9       17.22        3/23/15      $50,487        $127,945
Robert J. DeLuccia       4,761  (1)     12.0       10.50        7/20/15       31,439          79,672
Bernard R. Patriacca     2,571  (2)      6.5       17.22        3/23/15       27,843          70,559
Bernard R. Patriacca     2,380  (2)      6.1       10.50        7/20/15       15,716          39,828
Thomas C.K. Chan         3,221  (3)      8.3       17.22        3/23/15       34,882          88,398
Thomas C.K. Chan         4,761  (3)     12.0       10.50        7/20/15       31,439          79,672
Glenn E. Deegan          2,400  (4)      6.1       17.22        3/23/15       25,991          65,866
Glenn E. Deegan          2,380  (4)      6.1       10.50        7/20/15       15,716          39,828
Melvin A. Snyder         1,924  (5)      4.6       17.22        3/23/15       20,836          52,803
Melvin A. Snyder         2,380  (5)      6.1       10.50        7/20/15       15,716          39,828

(1) A portion of the options granted to Mr. DeLuccia were granted in March 2005 at an exercise price of $17.22 per share. The options expire ten years from the date of grant and vested fully on the date of grant. A portion of the options granted to Mr. DeLuccia were granted in July 2005 at an exercise price of $10.50 per share. The options expire ten years from the date of grant and vest over the next three years.
(2) A portion of the options granted to Mr. Patriacca were granted in March 2005 at an exercise price of $17.22 per share. The options expire ten years from the date of grant and vested fully on the date of grant. A portion of the options granted to Mr. Patriacca were granted in July 2005 at an exercise price of $10.50 per share. The options expire ten years from the date of grant and vest over the next three years.
(3) A portion of the options granted to Dr. Chan were granted in March 2005 at an exercise price of $17.22 per share. The options expire ten years from the date of grant and vested fully on the date of grant. A portion of the options granted to Dr. Chan were granted in July 2005 at an exercise price of $10.50 per share. The options, which were to expire ten years from the date of grant and vest over the next three years, were cancelled effective November 30, 2005, the date Dr. Chan's employment with the Company terminated.
(4) A portion of the options granted to Mr. Deegan were granted in March 2005 at an exercise price of $17.22 per share. The options expire ten years from the date of grant and vested fully on the date of grant. A portion of the options granted to Mr. Deegan were granted in July 2005 at an exercise price of $10.50 per share. The options expire ten years from the date of grant and vest over the next three years.
(5) A portion of the options granted to Mr. Snyder were granted in March 2005 at an exercise price of $17.22 per share. The options expire ten years from the date of grant and vested fully on the date of grant. A portion of the options granted to Mr. Snyder were granted in July 2005 at an exercise price of $10.50 per share. The options, which were to expire ten years from the date of grant and vest over the next three years, were cancelled effective November 30, 2005, the date Mr. Snyder's employment with the Company terminated.

     The following table provides information concerning option exercises during the fiscal year ended December 31, 2005 and unexercised options held by Mr. DeLuccia, Mr. Patriacca, Mr. Snyder, Dr. Chan, and Mr. Deegan, as of December 31, 2005:

         AGGREGATED OPTION EXERCISES IN THE LAST FISCAL YEAR AND FISCAL
                             YEAR-END OPTION VALUES

                                                                  Number of Securities
                                                                      Underlying              Value of Unexercised
                                                                  Unexercised Options        In-The-Money Options at
                                                                      at Year End             Fiscal Year-End ($)(1)
                       Shares Acquired on     Value Realized         Exerciseable/                Exerciseable /
     Name                Exercise (#)              ($)               Unexerciseable              Unexerciseable
--------------------   ------------------     --------------      ---------------------      ------------------------
Robert J. DeLuccia           ---                   ---              19,073/5,697                  NA/NA
Bernard R. Patriacca         ---                   ---              10,840/3,348                  NA/NA
Thomas C.K. Chan             ---                   ---                10,065/0                    NA/NA
Glenn E. Deegan              ---                   ---               6,342/3,268                  NA/NA
Melvin Snyder                ---                   ---                11,089/0                    NA/NA

(1) The value of Mr. DeLuccia's, Mr. Patriacca's, Dr. Chan's, Mr. Deegan's and Mr. Snyder's in-the-money unexercised options at the end of fiscal year ended December 31, 2005 was determined by multiplying the number of options held by the difference between the market price of common stock underlying the options on December 31, 2005 ($1.26 per share) and the exercise price of the options granted.

DIRECTORS' COMPENSATION

     Each of our non-employee Directors receives compensation of $12,000 annually, $1,000 per regular meeting attended for the chairman of each committee, $1,000 per regular meeting attended, $500 for each special, telephone or committee meeting attended and reimbursement of travel expenses in connection with attending meetings of the Board of Directors. During a portion of 2005, our non-employee directors voluntarily waived their right to receive fees for attending telephonic meetings of the Board of Directors. No stock options were granted to non-employee Directors during 2005.

EMPLOYMENT CONTRACTS, TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL
ARRANGEMENTS

     We entered into an employment agreement of indefinite length effective as of February 13, 2006 with Robert J. DeLuccia. The agreement currently provides for annual compensation of $288,000 and for the payment of nine months' salary in the event he is terminated without cause or twelve month's salary in the event he is terminated as a result of a change of control. The agreement also provides for a monthly automobile allowance of $1,500. In addition, the agreement precludes Mr. DeLuccia from competing with the Company during his employment and for a period of two years thereafter, and from disclosing confidential information. Prior to entering into Mr. DeLuccia's current employment agreement, we entered into a transition agreement with Mr. DeLuccia on September 16, 2005 which terminated his then existing employment agreement including the severance pay provisions. The transition agreement, which originally provided that Mr. DeLuccia would remain employed by the Company until November 30, 2005, was subsequently amended to extend his employment through February 2006. During 2005, Mr. DeLuccia received compensation totaling $258,000 pursuant to the employment and transition agreements then in effect.

     We entered into an employment agreement of indefinite length effective as of February 13, 2006 with Glenn E. Deegan. The agreement currently provides for annual base compensation of $180,000, and precludes Mr. Deegan from competing with the Company during his employment and for a period of two years thereafter, and from disclosing confidential information. In addition, on February 13, 2006, we entered into a Severance Agreement with Mr. Deegan. The Severance Agreement provides for the payment of six months' salary in the event he is terminated without cause or nine month's salary in the event he is terminated in connection with or following a change of control, as defined in the agreement. Prior to entering into Mr. Deegan's current employment and severance agreements, we entered into a transition agreement with Mr. Deegan on September 12, 2005 which terminated his then existing employment and severance agreements. The transition agreement, which originally provided that Mr. Deegan would remain employed by the Company until November 30, 2005, was subsequently amended to extend his employment through February 2006. During 2005, Mr. Deegan received compensation totaling $296,667 pursuant to the employment and transition agreements then in effect.

     We entered into an employment agreement of indefinite length effective as of February 13, 2006 with Bernard Patriacca. The agreement currently provides for annual base compensation of $200,000, and precludes Mr. Patriacca from competing with the Company during his employment and for a period of two years thereafter, and from disclosing confidential information. In addition, on February 13, 2006, we entered into a Severance Agreement with Mr. Patriacca. The Severance Agreement provides for the payment of six months' salary in the event he is terminated without cause or nine month's salary in the event he is terminated in connection with or following a change of control, as defined in the agreement. Prior to entering into Mr. Patriacca's current employment and severance agreements, we entered into a transition agreement with Mr. Patriacca on September 12, 2005 which terminated his then existing employment and severance agreements. The transition agreement, which originally provided that Mr. Patriacca would remain employed by the Company until November 30, 2005, was subsequently amended to extend his employment through February 2006. During 2005, Mr. Patriacca received compensation totaling $325,141 pursuant to the employment and transition agreements then in effect.

         On September 13, 2005, we entered into a transition agreement with Thomas C.K. Chan which terminated his then existing employment and severance agreements. The transition agreement provided that Dr. Chan would remain employed by the Company until November 30, 2005. In addition, the transition agreement precludes Dr. Chan from competing with us for a period of two years and from disclosing confidential information. During 2005, Dr. Chan received compensation totaling $334,636 pursuant to the employment and transition agreements then in effect.

     On September 12, 2005, we entered into a transition agreement with Melvin
A. Snyder which terminated his then existing employment and severance agreements. The transition agreement provided that Mr. Snyder would remain employed by the Company until November 30, 2005. In addition, the transition agreement precludes Mr. Snyder from competing with us for a period of two years and from disclosing confidential information. During 2005, Mr. Snyder received compensation totaling $314,972 pursuant to the employment and transition agreements then in effect.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     Our Compensation Committee consists of Dr. Michael Davis (Chairman), Dr. John Zabriskie and Mr. Jeffrey Davis.

ITEM 12. SECURITIES OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

     The following table details the Registrant's equity compensation plans:

                      EQUITY COMPENSATION PLAN INFORMATION

                                             (a)                       (b)                        (c)
                                                                                           Number of securities
                                                                                          remaining available for
                                   Number of securities to       Weighted-average          future issuance under
                                   be issued upon exercise       exercise price of       equity compensation plans
                                   of outstanding options,     outstanding options,        (excluding securities
      Plan Category                  warrants and rights        warrants and rights      reflected in column (a))
-------------------------------------------------------------------------------------------------------------------
Equity compensation plans
  approved by security
  holders                               106,696                      $ 132.24                    73,116
Equity compensation plans
  not approved by
  security holders                       11,904 (1)                  $  44.52                     None
                                       ---------                     --------                  ---------


                      Total             118,600                      $ 123.44                    73,116
                                       =========                     ========                  =========
-------------------------------------------------------------------------------------------------------------------

(1)    Represents 11,904 stock options granted to Robert J. DeLuccia in June 2003.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth, as of March 7, 2006 (except as noted), information concerning ownership of our common stock by (1) each person known by us to be the beneficial owner of more than five percent (5%) of our common stock, (2) each of our directors, (3) each of the executive officers named in the Summary Compensation Table under "Executive Officers' Compensation" above and (4) all directors and executive officers as a group. Except as otherwise indicated, the stockholders listed in the table have sole voting and investment powers with respect to the shares indicated. There were a total of 996,909 shares of our common stock outstanding on March 7, 2006.

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

                                Name and Address                         Number of Shares          Percentage
Class of Stock                  of Beneficial Owner                      Beneficially Owned        of Class
                                FIVE PERCENT STOCKHOLDERS
Series C Preferred Stock        Stephen S. Rouhandeh (1)..............               350              2.40%
Series C Preferred Stock        Jeffrey B. Davis (2)..................                50              6.06%
Series C Preferred Stock        Joseph Edelman (3)....................               150              8.17%
Series C Preferred Stock        Whalehaven Capital Fund Limited (4)...                75              9.09%

                                DIRECTORS AND EXECUTIVE OFFICERS (5)
Series C Preferred Stock        Robert J. DeLuccia (5)................                 0                 *
Series C Preferred Stock        Bernard R. Patriacca (5)..............                 0                 *
Series C Preferred Stock        Melvin A. Snyder (5)(6)...............                 0                 *
Series C Preferred Stock        Thomas C.K. Chan (5)(6)...............                 0                 *
Series C Preferred Stock        Glenn E. Deegan (5)...................                 0                 *
Series C Preferred Stock        Peter G. Martin (5)...................                 0                 *
Series C Preferred Stock        Michael A. Davis (5)..................                 0                 *
Series C Preferred Stock        Paul S. Echenberg (5).................                 0                 *
Series C Preferred Stock        John L. Zabriskie (5).................                 0                 *
Series C Preferred Stock        Jeffrey B. Davis (2)(7)...............                50              6.06%
Series C Preferred Stock        Howard S. Fischer (7).................                 0                 *
Series C Preferred Stock        All directors and officers as a
                                    group (11 persons)................                50              6.06%

                                FIVE PERCENT STOCKHOLDERS
Common Stock                    Stephen S. Rouhandeh (1)..............         7,138,378             87.75%
Common Stock                    Joseph Edelman (3)                               110,152              9.95%
Common Stock                    Galleon Management L.P. (8)...........            74,541              7.44%
Common Stock                    Arnold H. Snider (9)..................            68,585              6.88%

                                DIRECTORS AND EXECUTIVE OFFICERS (3)
Common Stock                    Robert J. DeLuccia (5)(10)............           219,171             19.30%
Common Stock                    Bernard R. Patriacca (5)(10)(11)......            71,489              6.70%
Common Stock                    Melvin A. Snyder (5)(6)(10)(11).......            11,728              1.16%
Common Stock                    Thomas C.K. Chan (5)(6)(10)(11).......            12,533              1.24%
Common Stock                    Glenn E. Deegan (5)(10)(11)...........            57,395              5.45%
Common Stock                    Peter G. Martin (5)(10)...............            18,625              1.83%
Common Stock                    Michael A. Davis (5)(10)..............            18,499              1.82%
Common Stock                    Paul S. Echenberg (5)(10)(12).........            19,548              1.93%
Common Stock                    John L. Zabriskie (5)(10)(13).........            36,747              3.60%
Common Stock                    Jeffrey B. Davis (2)(7)(14)...........            51,916              4.95%
Common Stock                    Howard S. Fischer (7)(15).............            51,916              4.95%
                                All directors and officers as a
Common Stock                        group (11 persons) (8)(9).........           524,567             40.08%
------------------
* Less than one percent (1%).

(1) According to a Schedule 13D/A dated February 13, 2006, filed jointly by SCO Capital Partners LLC, SCO Securities LLC, Beach Capital LLC and Steven H. Rouhandeh, SCO Capital Partners LLC is the record owner of 300 shares of Series C Convertible Preferred Stock and Beach Capital LLC is the record owner of 50 shares of Series C Convertible Preferred Stock. Mr. Rouhandeh, as Chairman and sole member of SCO Capital Partners LLC and managing member of Beach Capital LLC, has sole dispositive and voting power with respect to all shares listed in the table. The shares of common stock listed as beneficially owned by Mr. Rouhandeh include 3,805,046 shares of common stock issuable upon the exercise of warrants exercisable within 60 days and 3,333,332 shares of common stock issuable upon the conversion of Series C Preferred Stock convertible within 60 days. The address of SCO Capital Partners LLC, Beach Capital LLC and Mr. Rouhandeh is 1285 Avenue of the Americas, 35th Floor, New York, New York 10019.
(2) Lake End Capital LLC is the record owner of the securities listed in the table. Mr. Jeffrey Davis, as managing member of Lake End Capital LLC, has sole dispositive and voting power with respect to all shares held of record by Lake End Capital LLC. The shares of common stock listed as beneficially owned by Jeffrey Davis include the shares of common stock issuable upon the conversion of the Series C Preferred Stock held by Lake End Capital LLC and upon exercise of the warrants held by Lake End Capital LLC within 60 days. The Series C Preferred Stock and the warrants held by Lake End Capital LLC are subject to restrictions on their conversion and exercise, respectively, such that as a result of their conversion or exercise, Lake End Capital LLC, together with its affiliates, cannot hold more than 4.95% of the issued and outstanding common stock of the Company. The address of Lake End Capital LLC is 33 Tall Oaks Drive, Summit, New Jersey 07501.
(3) According to a Schedule 13G dated February 16, 2006, Mr. Edelman has sole dispositive and voting power with respect to the shares listed in the table. The shares reported as beneficially owned by Mr. Edelman are held of record by Perceptive Life Sciences Master Fund, Ltd., a Cayman Islands company of which the investment manager is Perceptive Advisors LLC, a Delaware limited liability company of which Mr. Edelman is the managing member. The shares of common stock listed as beneficially owned by Mr. Edelman include the shares of common stock issuable upon the conversion of the Series C Preferred Stock beneficially owned by Mr. Edelman and upon exercise of the warrants beneficially owned by Mr. Edelman within 60 days. The Series C Preferred Stock and the warrants beneficially owned by Mr. Edelman are subject to restrictions on their conversion and exercise, respectively, such that as a result of their conversion or exercise, Mr. Edelman, together with his affiliates, cannot hold more than 9.95% of the issued and outstanding common stock of the Company. The address of Mr. Edelman is c/o First New York Securities, LLC, 850 Third Avenue, 8th Floor, New York, NY 10022.
(4) The address of Whalehaven Capital Fund Limited is 14 Par-La-Ville Road, 3rd Floor, Hamilton HM08 Bermuda. The Series C Preferred Stock and the warrants held by Whalehaven Capital Fund Limited are subject to restrictions on their conversion and exercise, respectively, such that as a result of their conversion or exercise, Whalehaven Capital Fund Limited, together with its affiliates, cannot hold more than 4.95% of the issued and outstanding common stock of the Company.
(5) The address of Mr. DeLuccia, Mr. Patriacca, Mr. Snyder, Dr. Chan, Mr. Deegan, Mr. Martin, Dr. Davis, Mr. Echenberg and Dr. Zabriskie, is c/o MacroChem, 110 Hartwell Avenue, Lexington, Massachusetts 02421.
(6) As of November 30, 2005, Mr. Snyder and Dr. Chan are no longer employed by the Company. Other than with respect to the options and/or warrants held by Mr. Snyder or Dr. Chan as described in note (10) below, the share ownership of Mr. Snyder and Dr. Chan reflected in the table is as of November 30, 2005.
(7) On December 29, 2005, Mr. Jeffrey Davis and Mr. Fischer were appointed to the Company's board of directors. Mr. Davis and Mr. Fischer were designated by SCO Capital Partners LLC in accordance with terms and provisions of the Purchase Agreement and constitute the "SCO Designated Directors" (as defined in the Purchase Agreement). The address of Mr. Davis and Mr. Fischer is 1285 Avenue of the Americas, 35th Floor, New York, New York 10019.
(8) According to a Schedule 13-G/A dated December 30, 2005, filed jointly by Galleon Management, L.P. ("Galleon"), Raj Rajaratnam, Galleon Management, L.L.C., Galleon Advisors, L.L.C., Galleon Captains Partners, L.P., Galleon Captains Offshore, Ltd., Galleon Healthcare Partners, L.P., and Galleon Healthcare Offshore, Ltd. (collectively, the "Galleon Entities"), Mr. Rajaratnam, Galleon Management, L.L.C. and Galleon Management, L.P. have shared dispositive and voting power with respect to all shares listed in the table, Galleon Advisors, L.L.C. has shared dispositive and voting power with respect to 10,953 of the shares listed in the table, Galleon Captains Partners, L.P. has shared dispositive and voting power with respect to 7,120 of the shares listed in the table, Galleon Captains Offshore, Ltd. has shared dispositive and voting power with respect to 28,480 of the shares listed in the table, Galleon Healthcare Partners, L.P. has shared dispositive and voting power with respect to 3,833 of the shares listed in the table and Galleon Healthcare Offshore, Ltd. has shared dispositive and voting power with respect to 29,500 of the shares listed in the table. The shares listed as beneficially owned by Galleon include the following numbers of shares issuable upon the exercise of warrants exercisable within 60 days: Galleon Captain's Offshore, Ltd.-678 shares; Galleon Captain's Partners, LP-169 shares; Galleon Healthcare Offshore, Ltd.-4,214 shares; and Galleon Healthcare Partners, LP-547 shares. The address of the principal place of business of Galleon Management L.P. is 135 East 57th Street, 16th Floor, New York, NY 10022.
(9) According to a Schedule 13-G/A dated December 31, 2005, filed jointly by Arnold H. Snider, Deerfield Capital, L.P. ("Deerfield Capital"), Deerfield Partners, L.P. ("Deerfield Partners"), Deerfield Management Company, L.P. ("Deerfield Management") and Deerfield International Limited ("Deerfield International", and collectively with Arnold H. Snider, Deerfield Capital, Deerfield Partners, Deerfield Management and Deerfield International, the "Deerfield Entities"), Arnold H. Snider has shared dispositive and voting power with respect to all shares listed in the table, Deerfield Capital and Deerfield Partners have shared dispositive and voting power with respect to 29,629 of the shares listed in the table and Deerfield Management and Deerfield International have shared dispositive and voting power with respect to 38,956 of the shares listed in the table. The address of the principal place of business of Deerfield International is c/o Hemisphere Management (B.V.I.) Limited, Bison Court, Columbus Centre, P.O. Box 3460, Road Town, Tortola, BVI. The address of the principal place of business of each of the other entities is 780 Third Avenue, 37th Floor, New York, NY 10017.
(10) Includes the following numbers of shares issuable upon the exercise of stock options and/or warrants exercisable within 60 days: Mr. Martin-18,571 shares; Dr. Davis-18,357 shares; Mr. DeLuccia-138,606 shares; Mr. Echenberg-18,072 shares; Dr. Zabriskie-23,149 shares; Mr. Davis-15,000: Mr. Fischer-15,000; Mr. Patriacca-70,042 shares; Mr. Snyder-11,093 shares; Dr. Chan-10,624 shares; and Mr. Deegan-56,789 shares.
(11) Does not include the following numbers of vested shares in our 401(k) Plan contributed by us to match portions of cash contributions by the following Plan participants: Mr. Patriacca-545 shares; Mr. Snyder- 516 shares; Dr. Chan-551 shares; and Mr. Deegan-560 shares.
(12) Includes 1,382 shares and 691 shares issuable upon the exercise of warrants exercisable within 60 days that, in each case, are held by Eckvest Equity Inc., of which Mr. Echenberg is the President and sole equity owner.
(13) Includes 11,061 shares and 5,530 shares issuable upon the exercise of warrants exercisable within 60 days that, in each case, are held by Lansing Brown Investments LLC, of which Dr. Zabriskie and his wife are the managers and sole equity holders.
(14) Includes 36,916 shares of common stock issuable upon the conversion of Series C Preferred Stock or the exercise of a warrant held of record by Lake End Capital LLC as described in Note 2 above that is exercisable within 60 days.
(15) Includes 36,916 shares of common stock issuable upon the exercise of a warrant that is exercisable within 60 days.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     On December 23, 2005 and February 13, 2005, we issued an aggregate of 825.5 shares of our Series C Preferred Stock and warrants to purchase 7,861,900 shares of our common stock in a private placement to institutional investors.

     SCO Capital Partners LLC acquired a total of 300 shares of our Series C Preferred Stock and warrants to purchase 2,857,142 shares of our common stock for an aggregate purchase price of $3,000,000, and Beach Capital LLC acquired a total of 50 shares of our Series C Preferred Stock and warrants to purchase 47,620 shares of our common stock for an aggregate purchase price of $500,000. Mr. Stephen S. Rouhandeh is the sole member of SCO Capital Partners LLC and the managing member of Beach Capital LLC, and as such has sole dispositive and voting power with respect to the shares owned by SCO Capital Partners LLC and Beach Capital LLC. The Series C Preferred Stock and warrants beneficially owned by Mr. Rouhandeh are convertible and exercisable into approximately 87.75% of our common stock. In addition, for so long as 20% of the Series C Preferred Stock issued in the private placement remains outstanding, SCO Capital Partners LLC has the right to designate two members to our board of directors. On December 28, 2005, SCO Capital Partners LLC informed us that the initial SCO director designees were Jeffrey B. Davis and Howard S. Fischer, and our board of directors appointed them to our board on December 29, 2005.

     Mr. Rouhandeh is also the Chairman of SCO Securities LLC, which acted as the placement agent in connection with the private placement and which acts as a financial advisor to us for a monthly fee of $12,500. In exchange for its services as placement agent, SCO Securities LLC received a fee equal to 7% of the gross proceeds, or $577,850, and six-year warrants to purchase 786,189 shares of our common stock at an exercise price of $1.05 per share. SCO Securities LLC assigned its warrants to the following four persons in the amounts listed: (i) warrants to purchase 471,713 shares of common stock to SCO Capital Partners LLC; (ii) warrants to purchase 157,238 shares of common stock to Lake End Capital LLC, (iii) warrants to purchase 78,619 shares of common stock to Mark Alvino and (iv) warrants to purchase 78,619 shares of common stock to Howard Fischer. We also paid SCO Securities LLC $82,550 for out-of-pocket expenses incurred in connection with the transaction.

     Mr. Jeffrey Davis, who was elected to our Board of Directors on December 29, 2005 as the designee of SCO Capital Partners LLC, is the managing member of Lake End Capital LLC, an entity which purchased 50 shares of our Series C Preferred Stock and warrants to purchase 476,190 shares of our common stock for an aggregate purchase price of $500,000. As noted above, Lake End Capital LLC also received warrants to purchase an additional 157,238 shares of our common stock as a designee of SCO Securities LLC, the placement agent in our recent private placement. Mr. Davis is the President of SCO Securities LLC. Subject to conversion and exercise restrictions on the securities held by Lake End Capital LLC as described in Item 12 of this Annual Report on Form 10-K, the Series C Preferred Stock and warrants beneficially owned by Mr. Davis are convertible and exercisable into 4.95% of our common stock.

     Mr. Howard S. Fischer, who was elected to our Board of Directors on December 29, 2005 as the designee of SCO Capital Partners LLC, is a Managing Director of SCO Securities LLC. As noted above, Mr. Fischer received warrants to purchase 78,619 shares of our common stock as a designee of SCO Securities LLC. Subject to conversion and exercise restrictions on the warrants held by Mr. Fischer, the warrants beneficially owned by Mr. Fischer are exercisable for 4.95% of our common stock.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

     Vitale, Caturano & Company, Ltd. is the Company's independent registered public accounting firm. Prior to January 24, 2006, Deloitte & Touche LLP served as the Company's independent registered public accounting firm. The following table sets forth the estimated aggregate fees billed to the Company for the fiscal year ended December 31, 2005 by Vitale, Caturano & Company, Ltd. and Deloitte & Touche LLP, and for the fiscal year ended December 31, 2004 by Deloitte & Touche LLP:

                                 VITALE, CATURANO
                                 & COMPANY, LTD.           DELOITTE & TOUCHE LLP
                                       2005               2005              2004
        Audit Fees                $    60,000        $      69,100     $    188,000
        Audit-Related Fees                 --                   --               --
        Tax Fees                           --                   --               --
        All Other Fees                     --                   --               --
                                  -----------        -------------    -------------

        Total                     $    60,000        $      69,100     $    188,000
                                  ===========        =============     ============

AUDIT FEES

     Audit fees were for professional services rendered for the audit of the Company's annual financial statements, review of financial statements included in the Company's quarterly reports on Form 10-Q and services that were provided in connection with statutory and regulatory filings or engagements.

AUDIT-RELATED FEES

     Audit-Related Fees refer to assurance and related services that are reasonably related to the performance of the audit or review of Company's consolidated financial statements and are not reported under "Audit Fees." The Company did not pay any Audit-Related Fees during 2005 or 2004.

TAX FEES

     Tax Fees refer to fees for professional services rendered regarding tax compliance, tax advice or tax planning. The Company did not pay any Tax Fees to Vitale, Caturano & Company, Ltd. or to Deloitte & Touche LLP during 2005 or 2004.

ALL OTHER FEES

     All Other Fees refer to fees for services other than those described above. The Company did not pay to Vitale, Caturano & Company, Ltd. or to Deloitte & Touche LLP fees for any other services during 2005 or 2004.

PRE-APPROVAL POLICIES AND PROCEDURES

     It is the policy of the Company that all services provided by the Company's independent registered public accounting firm shall be pre-approved by the Audit Committee. The Company's independent registered public accounting firm will provide the Audit Committee with an engagement letter outlining the scope of the audit services proposed to be performed during the fiscal year and the estimated fees for such services. Pre-approval of audit and permitted non-audit services may be given by the Audit Committee at any time up to one year before the commencement of such services by the Company's independent registered public accounting firm. Pre-approval must be detailed as to the particular services to be provided. Pre-approval may be given for a category of services, provided that
(i) the category is narrow enough and detailed enough that management of the Company will not be called upon to make a judgment as to whether a particular proposed service by the Company's independent registered public accounting firm fits within such pre-approved category of services and (ii) the Audit Committee also establishes a limit on the fees for such pre-approved category of services.

     During 2005, one hundred percent (100%) of the services provided by the Company's independent registered public accounting firm were pre-approved by the Audit Committee.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)(1) The following Financial Statements as of December 31, 2005 and 2004 and for the three years in the period ended December 31, 2005 are included in Part II of this Annual Report on Form 10-K:


         Report of Independent Registered Public Accounting Firm - Vitale,
           Caturano & Company, Ltd.
         Report of Independent Registered Public Accounting Firm - Deloitte &
           Touche LLP
         Balance Sheets
         Statements of Operations
         Statements of Stockholders' Equity
         Statements of Cash Flows
         Notes to Financial Statements

(a)(2)   The following Financial Statement Schedules are filed herewith:

         None.

     Schedules not included herein are omitted because they are not applicable or the required information appears in the Financial Statements or Notes thereto.

(a)(3) The following exhibits are filed herewith or are incorporated by reference as may be indicated:

     3.1 Amended and Restated Certificate of Incorporation of MacroChem Corporation dated as of February 9, 2006.
     3.2 Amended and Restated Bylaws of MacroChem Corporation, incorporated by reference to Exhibit 5 to our Current Report on Form 8-K dated August 13, 1999 (File No. 0-13634).
     4.1 Stock Purchase Warrant, incorporated by reference to Exhibit 4 to our Annual Report on Form 10-K for the year ended December 31, 1996 (File No. 0-13634).
     4.2 Rights Agreement dated as of August 13, 1999 between MacroChem and American Stock Transfer & Trust Company, as Rights Agent, including Form of Certificate of Designation with respect to the Series B Preferred Stock, par value $.01 per share (attached as Exhibit A to the Rights Agreement), Form of Rights Certificate (attached as Exhibit B to the Rights Agreement), and Summary of Rights (attached as Exhibit C to the Rights Agreement), incorporated by reference to Exhibits 1, 2, 3 and 4, respectively, to our Current Report on Form 8-K dated August 13, 1999 (File No. 0-13634).
     4.3 Amendment No. 1 to the Rights Agreement dated as of December 23, 2005 between MacroChem Corporation and American Stock Transfer & Trust Company incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K dated December 27, 2005 (File No. 0-13634).

     4.4 Common Stock Certificate, incorporated by reference to Exhibit 4c to our Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 0-13634).
     4.5 Form of Common Stock Purchase Warrant dated as of April 19, 2005 incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K dated April 22, 2005 (File No. 0-13634).
     4.6 Certificate of Designations, Rights and Preferences of Series C Cumulative Convertible Preferred Stock of MacroChem Corporation incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K dated December 27, 2005 (File No. 0-13634).
     4.7    Common Stock Purchase Warrant, incorporated by reference to Exhibit
            10.3 to our Current Report on Form 8-K dated December 27, 2005 (File No. 0-13634).
     4.8    Common Stock Purchase Warrant, incorporated by reference to Exhibit
            10.3 to our Current Report on Form 8-K dated February 16, 2005 (File No. 0-13634).
     10.1* MacroChem Corporation 2001 Incentive Plan incorporated by reference to Exhibit 99 to our Form S-8 as filed on August 8, 2001 (File No. 333-67080).
     10.2* 1994 Equity Incentive Plan as amended November 14, 1997, incorporated by reference to Exhibit 99.1 to our Annual Report on Form 10-K for the year ended December 31, 1997 (File No. 0-13634).
     10.3* 1984 Non-Qualified Stock Option Plan as amended November 15, 1996, incorporated by reference to Exhibit 10.2 to our Annual Report on Form 10-K for the year ended December 31, 1996 (File No. 0-13634).
     10.4* 1984 Incentive Stock Option Plan as amended November 15, 1996, incorporated by reference to Exhibit 10.3 to our Annual Report on Form 10-K for the year ended December 31, 1996 (File No. 0-13634).
     10.5* MacroChem Corporation Option Certificate between the Company and Robert J. Palmisano, incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 (File No. 0-13634).
     10.6* Form of Severance Agreement between MacroChem and Dr. Thomas C.K. Chan, dated as of October 25, 2002 incorporated by reference to
            Exhibit 10i to our Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 0-13634).
     10.7* Form of Noncompetition Agreement between MacroChem and Glenn E. Deegan, Esq., dated as of June 5, 2001 incorporated by reference to
            Exhibit 10.12 to our Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 0-13634).
     10.8* Form of Confidentiality Agreement between MacroChem and Glenn E. Deegan, Esq., dated as of June 5, 2001 incorporated by reference to
            Exhibit 10.13 to our Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 0-13634).
     10.9* Form of Employment Agreement between MacroChem and Robert J. DeLuccia incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the period ended September 30, 2003 (File No. 0-13634).

     10.10* MacroChem Corporation Option Certificate reflecting grant by
            MacroChem to Robert J. DeLuccia incorporated by reference to Exhibit
            10.2 to our Quarterly Report on Form 10-Q for the period ended September 30, 2003 (File No. 0-13634).
     10.11* Form of Retention Agreement between MacroChem and Bernard R.
            Patriacca incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q for the period ended September 30, 2003 (File No. 0-13634).
     10.12* Form of Retention Agreement between MacroChem and Melvin A. Snyder incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q for the period ended September 30, 2003 (File No. 0-13634).
     10.13* Form of Retention Agreement between MacroChem and Thomas C.K. Chan incorporated by reference to Exhibit 10.5 to our Quarterly Report on Form 10-Q for the period ended September 30, 2003 (File No. 0-13634).
     10.14* Form of Retention Agreement between MacroChem and Glenn E. Deegan incorporated by reference to Exhibit 10.6 to our Quarterly Report on Form 10-Q for the period ended September 30, 2003 (File No. 0-13634).
     10.15* Form of Severance Agreement, dated as of December 17, 2004, by and between MacroChem and Melvin A. Snyder incorporated by reference to
            Exhibit 10.3 to our Current Report on Form 8-K dated February 3, 2005 (File No. 0-13634).
     10.16* Transition Agreement, dated as of September 12, 2005, by and between MacroChem Corporation and Bernard R. Patriacca, incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K dated September 16, 2005 (File No. 0-13634).
     10.17* Transition Agreement, dated as of September 13, 2005, by and between MacroChem Corporation and Thomas C.K. Chan, incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K dated September 16, 2005 (File No. 0-13634).
     10.18* Transition Agreement, dated as of September 12, 2005, by and between MacroChem Corporation and Melvin A. Snyder, incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K dated September 16, 2005 (File No. 0-13634).
     10.19* Transition Agreement, dated as of September 12, 2005, by and between MacroChem Corporation and Glenn E. Deegan, incorporated by reference to Exhibit 10.5 to our Current Report on Form 8-K dated September 16, 2005 (File No. 0-13634).
     10.20* Transition Agreement, dated as of September 16, 2005, by and between MacroChem Corporation and Robert J. DeLuccia, incorporated by reference to Exhibit 10.6 to our Current Report on Form 8-K dated September 16, 2005 (File No. 0-13634).
     10.21* Form of Employment Agreement, dated February 13, 2006, by and between the Company and Robert J. DeLuccia incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K dated February 16, 2006 (File No. 0-13634).
     10.22* Form of Employment Agreement, dated February 13, 2006, by and between the Company and Bernard R. Patriacca, including Form of Confidential Information, Inventions and Non-Competition Agreement (attached as Exhibit B to the Form of Employment Agreement), incorporated by reference to Exhibit 10.5 to our Current Report on Form 8-K dated February 16, 2006 (File No. 0-13634).

     10.23* Form of Severance Agreement, dated February 13, 2006, by and between the Company and Bernard R. Patriacca, incorporated by reference to
            Exhibit 10.6 to our Current Report on Form 8-K dated February 16, 2006 (File No. 0-13634).
     10.24* Form of Employment Agreement, dated February 13, 2006, by and between the Company and Glenn E. Deegan, including Form of Confidential Information, Inventions and Non-Competition Agreement (attached as Exhibit B to the Form of Employment Agreement), incorporated by reference to Exhibit 10.7 to our Current Report on Form 8-K dated February 16, 2006 (File No. 0-13634).
     10.25* Form of Severance Agreement, dated February 13, 2006, by and between the Company and Glenn E. Deegan, incorporated by reference to
            Exhibit 10.8 to our Current Report on Form 8-K dated February 16, 2006 (File No. 0-13634).
     10.26 Securities Purchase Agreement among MacroChem, Bay Harbor Investments, Inc. and Strong River Investments, Inc., incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated October 23, 2000 (File No. 0-13634).
     10.27 Form of Registration Rights Agreement by and among MacroChem, Bay Harbor Investments, Inc. and Strong River Investments, Inc., incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K dated October 23, 2000 (File No. 0-13634).
     10.28 Securities Purchase Agreement among MacroChem, Pine Ridge Financial Ltd., DMG Legacy International, Ltd., SDS Merchant Fund, LP, Par Investment Partners, L.P., Narragansett I, LP, and Narragansett Offshore Ltd., incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated July 24, 2001 (File No. 0-13634).
     10.29 Form of Warrant incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K dated July 24, 2001 (File No. 0-13634).
     10.30 Form of Registration Rights Agreement by and among MacroChem, Pine Ridge Financial Ltd., DMG Legacy International, Ltd., SDS Merchant Fund, LP, Par Investment Partners, L.P., Narragansett I, LP, and Narragansett Offshore Ltd., incorporated by reference to Exhibit
            10.3 to our Current Report on Form 8-K dated July 24, 2001 (File No. 0-13634).
     10.31 Securities Purchase Agreement, dated as of September 10, 2003, by and among MacroChem and the purchasers listed on Schedule A thereto, incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated September 12, 2003 (File No. 0-13634).
     10.32 Form of Warrant dated as of September 10, 2003, incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K dated September 12, 2003 (File No. 0-13634).
     10.33 Registration Rights Agreement, dated as of September 10, 2003, by and among MacroChem and the investors listed on the signature page thereto, incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K dated September 12, 2003 (File No. 0-13634).

     10.34 Securities Purchase Agreement, dated as of March 9, 2004, by and among MacroChem and the purchasers listed on Schedule A thereto, incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated March 10, 2004 (File No. 0-13634).
     10.35 Form of Warrant dated as of March 9, 2004, incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K dated March 10, 2004 (File No. 0-13634).
     10.36 Registration Rights Agreement, dated as of March 9, 2004, by and among MacroChem and the investors listed on the signature page thereto, incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K dated March 10, 2004 (File No. 0-13634).
     10.37 Investor Rights Agreement dated as of December 23, 2005 between MacroChem Corporation, SCO Capital Partners LLC and Lake End Capital Partners LLC incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K dated December 27, 2005 (File No.0-13634).
     10.38 Amended and Restated Investor Rights Agreement dated as of February 13, 2006, between MacroChem Corporation and the purchasers listed on the signature pages thereto incorporated by reference to Exhibit
            10.2 to our Current Report on Form 8-K dated February 16, 2006 (File No.0-13634).
     10.39 Securities Purchase Agreement, dated as of April 19, 2005, by and between MacroChem Corporation and the institutional investors listed on the signature pages thereto, incorporated by reference to Exhibit
            10.1 to our Current Report on Form 8-K dated April 22, 2005 (File No. 0-13634).
     10.40 Securities Purchase Agreement, dated as of April 19, 2005, by and between MacroChem Corporation and the directors and officers of MacroChem Corporation listed on the signature pages thereto, incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K dated April 22, 2005 (File No. 0-13634).
     10.41 Registration Rights Agreement, dated as of April 19, 2005 by and among MacroChem Corporation and the purchasers listed on the signature page thereto, incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K dated April 22, 2005 (File No. 0-13634).
     10.42 Preferred Stock and Warrant Purchase Agreement, dated as of December 23, 2005, by and between MacroChem Corporation and the purchasers listed on Schedule 1 thereto, incorporated by reference to Exhibit
            10.1 to our Current Report on Form 8-K dated December 27, 2005 (File No. 0-13634).
     10.43 Investor Rights Agreement, dated as of December 23, 2005 by and among MacroChem Corporation and the purchasers listed on the signature page thereto, incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K dated December 27, 2005 (File No. 0-13634).
     10.44 Amended and Restated Preferred Stock and Warrant Purchase Agreement, dated as of February 13, 2006, by and between the Company and the purchasers listed on the signature pages thereto, incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated February 16, 2006 (File No. 0-13634).

     10.45 Lease between GLB Lexington Limited Partnership and MacroChem dated as of July 21, 1999, for space located at 110 Hartwell Avenue, Lexington, MA 02421, incorporated by reference to Exhibit 10.11 to our Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 0-13634).
     10.46 First Amendment to Lease between GLB Lexington Limited Partnership and MacroChem dated as of October 19, 2004, for space located at 110 Hartwell Avenue, Lexington, MA 02421, incorporated by reference to
            Exhibit 10.39 to our Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 0-13634).
     10.47 Sublease Agreement, dated as of August 31, 2005, by and between MacroChem Corporation and ActivBiotics, Inc., incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated September 16, 2005 (File No. 0-13634).
     16.1 Letter from Deloitte & Touche LLP to the Securities and Exchange Commission dated January 27, 2006, incorporated by reference to
            Exhibit 16.1 to our Current Report on Form 8-K dated January 30, 2006 (File No. 0-13634).
     23.1 Consent of Vitale, Caturano & Company, Ltd., an Independent Registered Public Accounting Firm
     23.2   Consent of Deloitte & Touche, LLP, an Independent Registered
            Public Accounting Firm
     31.1 Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
     31.2 Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
     32.1 Certification of Principal Executive Officer Pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
     32.2 Certification of Principal Financial Officer Pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

--------------------------
*Management contract or compensatory plan or arrangement

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               MACROCHEM CORPORATION

Dated:    March 28, 2006                       By: /s/  Robert J. DeLuccia
        ----------------------------               ----------------------------
                                                   Robert J. DeLuccia
                                                   President and Chief Executive
                                                   Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on March 28, 2006.

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


/s/  Bernard R. Patriacca                        Vice President and
---------------------------------                Chief Financial Officer
Bernard R. Patriacca


/s/  John L. Zabriskie                           Chairman, Board of Directors
---------------------------------
John L. Zabriskie, Ph.D.


/s/  Peter G. Martin                             Director
---------------------------------
Peter G. Martin


/s/  Michael A. Davis                            Director
---------------------------------
Michael A. Davis, M.D.


/s/ Jeffrey B. Davis                             Director
---------------------------------
Jeffrey B. Davis


/s/ Paul S. Echenberg                            Director
---------------------------------
Paul S. Echenberg


/s/ Howard S. Fischer                            Director
---------------------------------
Howard S. Fischer