Form 10-Q
period 2006-03-31
MACROCHEM CORP
filed 2006-05-15
CIK 743884

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    Form 10-Q

(Mark One)
[X]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 2006
                                       or

[  ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                   For the Transition Period from ____ to ____

                         Commission file number 0-13634

                              MACROCHEM CORPORATION
             (Exact name of registrant as specified in its charter)

            DELAWARE                                           04-2744744
---------------------------------                       ------------------------
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

Large accelerated filer     Accelerated filer       Non-accelerated filer X
                       ----                   ----                        ----

     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes               No      X
     ----------       ----------

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           CLASS                                     OUTSTANDING AT MAY 5, 2006:
----------------------------                         ---------------------------
Common Stock, $.01 par value                                 1,094,349

                              MACROCHEM CORPORATION

                               INDEX TO FORM 10-Q


                                                                     PAGE NUMBER
                                                                     -----------
PART I    FINANCIAL INFORMATION

Item 1    Financial Statements

                   Condensed Balance Sheets
                   March 31, 2006 (Unaudited) and December 31, 2005        3

                   Condensed Statements of Operations for the
                   Three Months Ended March 31, 2006
                   and 2005 (Unaudited)                                    4

                   Condensed Statements of Cash Flows for the
                   Three Months Ended March 31, 2006
                   and 2005 (Unaudited)                                    5

                   Notes to Unaudited Condensed Financial
                   Statements                                             7-13

Item 2    Management's Discussion and Analysis of                        14-21
          Financial Condition and Results of Operations

Item 3    Quantitative and Qualitative Disclosures About Market Risk       21

Item 4    Controls and Procedures                                          21


PART II   OTHER INFORMATION

Item 6    Exhibits                                                       22-23

SIGNATURES                                                                 24

EXHIBIT INDEX                                                            25-26

ITEM 1.  FINANCIAL STATEMENTS

                              MACROCHEM CORPORATION
                            CONDENSED BALANCE SHEETS
                                   (Unaudited)

                                                                            (UNAUDITED)
                                                                             MARCH 31,      DECEMBER 31,
                                                                               2006             2005
                                                                           ------------     ------------
ASSETS
Current assets:
      Cash and cash equivalents                                            $    767,500     $  3,023,436
      Short-term investments                                                  6,529,547              ---
      Prepaid expenses and other current assets                                 393,481          106,761
                                                                           ------------     ------------
          Total current assets                                                7,690,528        3,130,197

Property and equipment, net                                                      60,729           72,203

Patents, net                                                                    580,936          579,053
                                                                           ------------     ------------
Total assets                                                               $  8,332,193     $  3,781,453
                                                                           ============     ============
LIABILITIES
Current liabilities:
      Accounts payable                                                     $    170,888     $    125,478
      Accrued expenses and other liabilities                                    271,387          249,552
                                                                           ------------     ------------
          Total current liabilities                                             442,275          375,030

Warrants liability (Note 5)                                                   7,044,873        1,620,778
                                                                           ------------     ------------
Total liabilities                                                             7,487,148        1,995,808

Commitments and contingencies (Note 3)

Preferred stock, $.01 par value, 6,000,000 shares authorized, 825.5 and
       250 shares Series C Convertible issued and outstanding at
       March 31, 2006 and December 31, 2005, respectively (Note 5)              342,138          330,243
                                                                           ------------     ------------
                                                                                342,138          330,243

STOCKHOLDERS' EQUITY
Common stock, $.01 par value, 100,000,000 shares authorized; 1,080,023 and
      997,438 shares issued at March 31, 2006 and December 31, 2005,
      respectively                                                               10,800            9,974
Additional paid-in capital                                                   85,016,725       84,089,530
Accumulated deficit                                                         (84,465,508)     (82,584,992)
Less treasury stock, at cost, 529 shares at March 31, 2006 and December
      31, 2005                                                                  (59,110)         (59,110)
                                                                           ------------     ------------
Total stockholders' equity                                                      502,907        1,455,402
                                                                           ------------     ------------
Total liabilities and stockholders' equity                                 $  8,332,193     $  3,781,453
                                                                           ============     ============

The accompanying notes are an integral part of these unaudited condensed financial statements.

                              MACROCHEM CORPORATION
                       CONDENSED STATEMENTS OF OPERATIONS
               For the three months ended March 31, 2006 and 2005
                                   (Unaudited)

                                                                             FOR THE THREE MONTHS ENDED
                                                                                     MARCH 31,
                                                                               2006             2005
                                                                           ------------     ------------
OPERATING EXPENSES:
     Research and development                                              $     65,982     $  1,030,061
     Marketing, general and administrative                                    1,141,127          834,998
                                                                           ------------     ------------
         TOTAL OPERATING EXPENSES                                             1,207,109        1,865,059
                                                                           ------------     ------------

LOSS FROM OPERATIONS                                                         (1,207,109)      (1,865,059)

OTHER INCOME:
     Interest income                                                             45,742           23,519
     Loss on change in value of warrant liability                              (579,497)             ---
                                                                           ------------     ------------
         TOTAL OTHER INCOME AND EXPENSE                                        (533,755)          23,519
                                                                           ------------     ------------

NET LOSS                                                                   $ (1,740,864)    $ (1,841,540)
                                                                           ============     ============

BENEFICIAL CONVERSION FEATURE (NOTE 5)                                          (11,895)             ---

DIVIDEND ON SERIES C CUMULATIVE PREFERRED STOCK                                (139,652)             ---
                                                                           ============     ============

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS                               $ (1,892,411)    $ (1,841,540)
                                                                           ============     ============

BASIC AND DILUTED NET LOSS PER SHARE                                       $      (1.75)    $      (1.99)
                                                                           ============     ============

SHARES USED TO COMPUTE BASIC AND DILUTED NET LOSS PER SHARE                   1,079,494          924,813
                                                                           ============     ============


The accompanying notes are an integral part of these unaudited condensed financial statements.

                              MACROCHEM CORPORATION
                       CONDENSED STATEMENTS OF CASH FLOWS
               For the three months ended March 31, 2006 and 2005
                                   (Unaudited)

                                                                        FOR THE THREE MONTHS ENDED MARCH 31,
                                                                              2006              2005

CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                                              $ (1,740,864)    $ (1,841,540)
     Adjustments to reconcile net loss to net cash used by
       operating activities:
         Depreciation and amortization                                           24,504           39,496
         Stock-based compensation                                               457,954              ---
         401(k) contributions in company common stock                               ---           15,610
         Deferred rent                                                              ---           (5,509)
         Loss on change in value of warrant liability                           579,497              ---
     Change in assets and liabilities:
         Prepaid expenses and other current assets                             (286,720)        (151,271)
         Accounts payable and accrued expenses                                   67,245          102,748
                                                                           ------------     ------------
Net cash used in operating activities                                          (898,384)      (1,840,466)
                                                                           ------------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Sales of short-term investments                                                ---              ---
     Purchases of short-term investments                                     (6,529,547)          (6,384)
     Expenditures for property and equipment                                       (436)         (14,526)
     Additions to patents                                                       (14,477)             ---
                                                                           ------------     ------------
Net cash provided by investing activities                                    (6,544,460)         (20,910)
                                                                           ------------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net proceeds from issuance of Series C Cumulative
     Convertible Preferred Stock and Warrants                                 5,186,908              ---
                                                                           ------------     ------------
Net cash provided by financing activities                                     5,186,908              ---
                                                                           ------------     ------------

Net change in cash and cash equivalents                                      (2,255,936)      (1,861,376)
Cash and cash equivalents at beginning of period                              3,023,436        4,888,868
                                                                           ------------     ------------

Cash and cash equivalents at end of period                                 $    767,500     $  3,027,492
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

                                                                     (Continued)

                              MACROCHEM CORPORATION
                      STATEMENTS OF CASH FLOWS (CONTINUED)


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

The Company did not pay any cash for interest expense or income taxes during the three-month periods ended March 31, 2006 and 2005.

In February of 2006, the Company issued warrants for the purchase of approximately 548,095 shares of its Common Stock to the designees of the placement agent in connection with the sale of Series C Cumulative Convertible Preferred Stock. The warrants were valued using the Black Scholes model at $330,415 and are recorded as a non-cash issuance cost.

The accompanying notes are an integral part of these unaudited condensed financial statements.

                              MACROCHEM CORPORATION
                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

     All references to share amounts, share prices and per share data in the Unaudited Condensed Financial Statements and these accompanying Notes reflect both the 1-for-7 reverse stock split effected on December 30, 2005 and the 1-for-6 reverse stock split effected on February 9, 2006. Accordingly, where appropriate, share amounts, share prices and per share data have been adjusted to give retroactive effect to the reverse splits.

(1)  BASIS OF PRESENTATION AND OPERATIONS

     The financial statements included herein have been prepared by MacroChem Corporation ("MacroChem" or the "Company") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows of the Company at the dates and for the periods indicated. The unaudited condensed financial statements included herein should be read in conjunction with the audited financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

     The Company has been engaged primarily in research and development since its inception in 1981 and has derived limited revenues from the commercial sale of its products, licensing of certain technology and feasibility studies. The Company has had no revenues relating to the sale of any products currently under development. The Company has incurred net losses every year since its inception and the Company anticipates that losses will continue for the foreseeable future. At March 31, 2006, the Company's accumulated deficit was $84,465,508. At March 31, 2006, the Company believes that its existing cash and cash equivalents are sufficient to fund operations under the Company's operating plan for at least the next twelve months. The Company's ability to continue operations after its current capital resources are exhausted depends on its ability to obtain additional financing and achieve profitable operations, as to which no assurances can be given. The Company's cash requirements may vary materially from those now planned because of changes in the focus and direction of its research and development programs, competitive and technical advances, patent developments or other developments.

     The Company organizes itself as one segment reporting to the chief executive officer. Products and services consist primarily of research and development activities in the pharmaceutical industry.

     The results disclosed in the Statement of Operations for the three months ended March 31, 2006 are not necessarily indicative of the results to be expected for the full year.

(2)  STOCK BASED COMPENSATION
     ------------------------

     STOCK INCENTIVE PLANS

     The Company has granted options to purchase the Company's common stock to employees and directors under various stock incentive plans. Under the plans, employees and non-employee directors are eligible to receive awards of various forms of equity-based incentive compensation, including stock options, restricted stock, and performance awards, among others. The plans are administered by the Board of Directors or the Compensation Committee of the Board of Directors, which determine the terms of the awards granted. Stock options are generally granted with an exercise price equal to the market value of a share of common stock on the date of grant, have a term of ten years or less, and vest over terms of two to three years from the date of grant.

     ADOPTION OF SFAS 123(R)

     Prior to January 1, 2006, the Company accounted for stock-based compensation issued to employees using the intrinsic value method, which follows the recognition and measurement principles of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and Financial Accounting Standards Board ("FASB") Interpretation ("FIN") No. 44, "Accounting for Certain Transactions Involving Stock Compensation." Generally, no stock-based employee compensation cost related to stock options was reflected in net income, as all options granted under stock-based compensation plans had an exercise price equal to the market value of the underlying common stock on the grant date. Compensation cost related to restricted stock units granted to non-employee directors and certain key employees was reflected in net loss as services were rendered.

     On January 1, 2006, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 123(R), "Share-Based Payment," using the modified prospective method, which requires measurement of compensation cost for all stock awards at fair value on the date of grant and recognition of compensation over the requisite service period for awards expected to vest. The fair value of stock options is estimated using the Black-Scholes valuation model, and the fair value of restricted stock units is determined based on the number of shares granted and the quoted price of the Company's common stock on the date of grant. Such value is recognized as expense over the requisite service period, net of estimated forfeitures, using the straight-line attribution method. The estimate of awards that will ultimately vest requires significant judgment, and to the extent actual results or updated estimates differ from the Company's current estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised. The Company considers many factors when estimating expected forfeitures, including types of awards, employee class and historical employee attrition rates. Actual results, and future changes in estimates, may differ substantially from the Company's current estimates.

     On March 29, 2005, the Securities and Exchange Commission ("SEC") published Staff Accounting Bulletin ("SAB") No. 107, which provides the Staff's views on a variety of matters relating to stock-based payments. SAB No. 107 requires that stock-based compensation be classified in the same expense line items as cash compensation. The Company has classified stock-based compensation during the three months ended March 31, 2006 within the same operating expense line items as cash compensation paid to employees.

     Stock-based compensation expense under SFAS No. 123(R) was $457,954 during the three months ended March 31, 2006. As a result of adopting SFAS No. 123(R) on January 1, 2006, the Company's loss from operations and net loss for the three months ended March 31, 2006 were $457,954 lower than if it had continued to account for share-based compensation using the intrinsic method of accounting. Basic and diluted net loss per share would have been $1.19 if the Company had not adopted SFAS No. 123(R), compared to the reported basic and diluted net income per share of $1.75. The incremental impact of SFAS No. 123(R) during the three months ended March 31, 2006 represents stock-based compensation expense related to stock options.

     VALUATION ASSUMPTIONS FOR STOCK OPTIONS

     The fair value of stock options granted during the three months ended March 31, 2005 and 2006 was estimated using the Black-Scholes option-pricing model with the following assumptions:

                                                    THREE MONTHS ENDED MARCH 31,
                                                    ----------------------------
                                                       2006               2005
                                                       ----               ----

     Risk-free interest rate                           4.72%             4.25%
     Expected life of option grants                   6 years           6 years
     Expected volatility of underlying stock            102%              95%
     Expected dividend payment rate, as a percentage
       of the stock price on the date of grant          ---               ---

     The dividend yield assumption is based on the Company's history and expectation of future dividend payouts. The expected volatility is based on a combination of the Company's historical stock price and implied volatility. The selection of implied volatility data to estimate expected volatility was based upon the availability of actively traded options on the Company's stock. The risk-free interest rate assumption is based upon the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the option. The expected life of employee stock options represents the weighted-average period the stock options are expected to remain outstanding.

     PRO FORMA INFORMATION FOR PERIOD PRIOR TO SFAS 123(R) ADOPTION

     In accordance with FAS 123R, the Company adopted the provisions of FAS 123R at January 1, 2006 using the modified prospective approach. Under this method, prior periods are not restated. Had the Company previously recognized compensation costs as prescribed by FAS 123, previously reported net loss, basic earnings per share and diluted earnings per share would have changed to the pro forma amounts shown as follows:

                                                    THREE MONTHS ENDED MARCH 31,
                                                               2005
                                                               ----

     Net loss as reported                                  $(1,841,540)

     Add: Stock-based employee compensation expense
         included in reported net loss                             ---

     Deduct: Total stock-based employee compensation
         measured using the fair value method                 (298,805)
                                                           -----------
     Pro forma net loss                                    $(2,140,345)
                                                           ===========
     Basic and diluted net loss per share -
        as reported                                        $     (1.99)
                                                           ===========
     Basic and diluted net loss per share -
        pro forma                                          $     (2.31)
                                                           ===========

(3)  COMMITMENTS AND CONTINGENCIES

     LEASE COMMITMENTS- In accordance with certain capital lease contracts, in the event that they are terminated early, approximately $50,950 would be owed as early termination payments.

(4)  BASIC AND DILUTED LOSS PER SHARE

     The following table sets forth the computation of basic and diluted loss per share:

                                                    THREE MONTHS ENDED MARCH 31,
                                                       2006              2005
                                                       ----              ----

     Numerator for basic and diluted loss per share:
        Net loss attributable to common
        stockholders                                $(1,892,411)   $(1,841,540)
                                                     ===========    ===========

     Denominator for basic and diluted loss per share:
        Weighted average shares outstanding            1,079,494         924,813
                                                     ===========    ============

     Net loss per share - basic and diluted          $     (1.75)   $     (1.99)
                                                     ===========    ============

     Potential common shares are not included in the per share calculations for diluted EPS, because the effect of their inclusion would be anti-dilutive. Anti-dilutive potential shares not included in per share calculations for the three months ended March 31, 2006 and 2005 were 17,645,966 and 170,699, respectively.

(5)  STOCKHOLDERS' EQUITY

     AUTHORIZED CAPITAL STOCK - Authorized capital stock consists of 100,000,000 shares of $.01 par value common stock of which 1,080,023 shares are issued (1,079,494 are outstanding) and 17,645,966 are reserved for issuance upon exercise of common stock options and warrants and conversion of Series C Cumulative Convertible Preferred Stock at March 31, 2006. Authorized preferred stock totals 6,000,000 shares, of which 500,000 shares have been designated Series A Preferred Stock, 600,000 shares have been designated Series B Preferred Stock and 1,500 shares have been designated Series C Cumulative Convertible Preferred Stock (825.5 shares were outstanding at March 31, 2006). The Series C Preferred Stock has a liquidation value of $10,000 per share, is entitled to a dividend of 10% per annum, payable in cash or shares of our common stock at our option, which dividend rate is subject to increase to 14% upon the occurrence of certain events. The Series C Preferred Stock is redeemable at the holder's election in the event the Company fails or refuses to convert any shares of Series C Preferred Stock in accordance with the terms of the Certificate of Designation, Rights and Preferences of the Series C Preferred Stock. The number of shares of common stock into which each share of Series C Preferred Stock is convertible is determined by dividing the liquidation value per share plus all accrued and unpaid dividends thereon by $1.05.

     During 1998, the Company's Board of Directors authorized the repurchase of up to 23,809 shares of common stock at market price. The Company repurchased no shares in 2003, 2004 and 2005. At March 31, 2006, 529 repurchased shares remain available for future use and 16,180 shares are available to be repurchased.

     STOCK SALES - In September 2003, the Company sold 108,420 shares of common stock and warrants to purchase 21,684 shares of common stock to primarily institutional investors. Gross proceeds were $3,246,000 ($2,971,505 net of issuance costs) and were allocated between the common stock and the warrants based on the relative fair value of the warrants and common stock. In March 2004, the Company sold 128,619 shares of common stock and warrants to purchase 25,723 shares of common stock to primarily institutional investors. Gross proceeds were $7,292,700 ($6,681,274 net of issuance costs) and were allocated between the common stock and the warrants based on the relative fair value of the warrants and common stock. In April 2005, the Company sold approximately 65,040 shares of common stock and warrants to purchase 32,520 shares of common stock to institutional investors and to certain executive officers and directors of the Company. Gross proceeds were $815,000 ($601,342 net of cash issuance costs) and were allocated between the common stock and the warrants based on the relative fair value of the warrants and common stock. In December 2005, the Company sold 250 shares of Series C Cumulative Convertible Preferred Stock and warrants to purchase 2,380,951 shares of common stock to institutional investors. Gross proceeds were $2,500,000 ($2,125,943 net of cash issuance costs) and were allocated between the Series C Cumulative Convertible Preferred Stock and the warrants based on the fair value of the warrants. In February 2006, the Company sold 575.5 shares of Series C Cumulative Convertible Preferred Stock and warrants to purchase 5,480,952 shares of common stock to institutional investors. Gross proceeds were $5,755,000 ($5,186,908 net of cash issuance costs) and were allocated between the Series C Cumulative

     Convertible Preferred Stock and the warrants based on the fair value of the warrants.

     WARRANTS - On February 13, 2006, the Company closed a private placement in which institutional investors received six-year warrants to purchase 5,480,961 shares of the Company's common stock at an exercise price of $1.26 per share ("Investor Warrants"). As of March 31, 2006, none of the $1.26 Investor Warrants had been exercised. The placement agent in the transaction received a warrant to purchase approximately 548,095 shares of common stock at a purchase price of $1.05 for a period of six years ("Placement Agent Warrants"). As of March 31, 2006, none of these $1.26 Placement Agent Warrants had been exercised. On December 23, 2005, the Company closed a private placement in which institutional investors received warrants to purchase 2,380,951 shares of common stock at an exercise price of $1.26 per share for a period of six years ("Investor Warrants"). As of March 31, 2006, none of these $1.26 Investor Warrants had been exercised. The placement agent in this transaction received a warrant to purchase approximately 238,905 shares of common stock at a purchase price of $1.05 for a period of five years ("Placement Agent Warrants"). As of March 31, 2006, none of the $1.05 Placement Agent Warrants had been exercised. In accordance with EITF 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock," the Investor Warrants are included as a liability and valued at fair market value until the Company meets the criteria under EITF 00-19 for permanent equity. The Company valued the Investor Warrants at $7,044,873 on March 31, 2006 using the Black-Scholes method with the following assumptions: a risk-free interest rate of 4.82%, volatility of 100%, and a dividend yield of 0%.

     On April 19, 2005, the Company closed a private placement in which institutional investors and certain executive officers and directors of the Company received warrants to purchase approximately 32,520 shares of common stock for a period of five years. The exercise price of the warrants is $14.70 per share for the institutional investors and $21.84 for the participating executive officers and directors. As of March 31, 2006, approximately 6,012 of the $14.70 warrants issued to the institutional investors had been exercised and none of the $21.84 warrants issued to participating executive officers and directors had been exercised. The placement agent in this transaction received a warrant to purchase approximately 1,190 shares of common stock at a purchase price of $14.70 for a period of five years. As of March 31, 2006, none of the $14.70 warrants issued to the placement agent had been exercised.

     During 2004, the Company conducted a private placement in which primarily institutional investors received warrants to purchase an aggregate of 25,723 shares of common stock at a purchase price of $87.78 per share for a period of five years. As of March 31, 2006, none of the $87.78 warrants had been exercised.

     During 2003, the Company conducted a private placement in which primarily institutional investors received warrants to purchase an aggregate of 21,684 shares of common stock at a purchase price of $49.266 per share for a period of three years. As of March 31, 2006, 9,011 of the $49.266 warrants issued to the institutional investors had been exercised. The placement agent in this transaction received a warrant to purchase 3,571 shares of common stock at a purchase price of $49.266 for a period of three years. As of March 31, 2006, none of the $49.266 warrants issued to the placement agent had been exercised.

     During 2001, institutional investors received warrants to purchase an aggregate of 7,457 shares of common stock at a purchase price of $277.62 per share expiring in five years in connection with a private placement. The warrants are callable by the Company if the closing price of the stock is higher than $755.58 for 15 consecutive trading days at any time before expiration. As a result of subsequent financing transactions, the exercise price of these warrants has been adjusted to $277.62 in accordance with the terms of the warrants. As of March 31, 2006, none of these warrants had been exercised.

     STOCK OPTION PLANS - The Company has two stock option plans, the 1994 Equity Incentive Plan (1994 Plan) and the 2001 Incentive Plan (the 2001
     Plan).

     Under the terms of the 1994 Plan, the Company may no longer award any options. All options previously granted under the 1994 Plan may be exercised at any time up to ten years from the date of award. During the three-month period ended March 31, 2006, no options were granted or exercised and 4,212 options were cancelled under the 1994 Plan.

     Under the terms of the 2001 Plan, the Company may grant options to purchase up to a maximum of 123,809 shares of common stock to certain employees, directors and consultants. During the three months ended March 31, 2006, no options were granted or exercised and 638 options were cancelled under the 2001 Plan.

     STOCK AND STOCK OPTION ISSUANCES OUTSIDE THE STOCK OPTION PLANS - During the three months ended March 31, 2006, options to purchase an aggregate of 945,000 shares of common stock were granted to executive officers and directors of the Company. One third of the options vested on the date of grant and the remaining options vest over a two year period with an exercise price of $1.62.

     During the three months ended March 31, 2006, 75,000 shares of restricted stock were granted to Robert J. DeLuccia, the Company's Chief Executive Officer. The restricted stock vests if and when the Company's common stock trades at or above $4.00 per share for thirty consecutive trading days.

(6)  COMPREHENSIVE LOSS

     Comprehensive loss is equal to the Company's net loss for the three months ended March 31, 2006 and 2005.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NOTE REGARDING FORWARD LOOKING STATEMENTS

     This report and the documents incorporated in this report by reference may contain "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the "EXCHANGE ACT"). These statements may be identified by the use of forward-looking words or phrases such as "anticipate," "believe," "could," "expect," "intend," "look forward," "may," "planned," "potential," "should," "will," and "would." These forward-looking statements reflect our current expectations and are based upon currently available data. The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for such forward-looking statements. In order to comply with the terms of the safe harbor, we note that a variety of factors could cause actual results and experience to differ materially from the anticipated results or other expectations expressed in the forward-looking statements. These factors include, but are not limited to: our history of operating losses, our decision to discontinue research and development activities and our need for additional external financing; our need for significant additional product development efforts and additional financing; technological uncertainty relating to transdermal drug delivery systems; the early stage of development of our proposed products; the lack of success of our prior development efforts; uncertainties related to clinical trials of our proposed products; uncertainties relating to government regulation and regulatory approvals; our dependence on third parties for the FDA application process; uncertainties regarding market acceptance of our product candidates; uncertainties regarding the potential health risks of hormone replacement therapies; our ability to identify and obtain rights to products or technologies in order to build our portfolio of product candidates; our ability to recruit additional key employees; our limited personnel and our dependence on continued access to scientific talent; no assurance of our entering into license arrangements; our lack of laboratory facilities and scientific personnel and uncertainties regarding our reliance on third parties to conduct research and development activities for our technologies and product candidates; uncertainties relating to competition, patents and proprietary technology; our dependence on third parties to conduct research and development activities; our dependence on third-party suppliers and manufacturers; uncertainties relating to risks of product liability claims, lack of product liability insurance, and expense and difficulty of obtaining adequate insurance coverage; our majority shareholders, who own a large portion of our voting stock, could control company decisions and could substantially lower the market price of our common stock if they were to sell large blocks of our common stock in the future; uncertainty of pharmaceutical pricing and related matters; volatility of our stock price; the effect that our quotation on the OTC Bulletin Board will have on the liquidity of our common stock; and dilution of our shares as a result of our contractual obligation to issue shares in the future. Additional information on these and other factors which could affect the Company's actual results and experience are included in the Company's Annual Report on Form 10-K for the year ended December 31, 2005 and, in particular, the section entitled "Risk Factors".

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

GENERAL

     On December 30, 2005 we implemented a 1-for-7 reverse stock split of our common stock and on February 9, 2006 we implemented a subsequent 1-for-6 reverse stock split of our common stock. Unless otherwise noted, data used throughout this Quarterly Report on Form 10-Q has been adjusted to reflect these reverse splits.

     We are a specialty pharmaceutical company that develops and seeks to commercialize pharmaceutical products. Currently, our portfolio of product candidates is based on our proprietary drug delivery technologies: SEPA(R), MacroDerm(TM) and DermaPass(TM). Our patented SEPA topical drug delivery technology (SEPA is an acronym for "Soft Enhancement of Percutaneous Absorption," where "soft" refers to the reversibility of the skin effect, and "percutaneous" means "through the skin") enhances the efficiency and rate of diffusion of drugs into and through the skin. Our patented MacroDerm drug delivery technology encompasses a family of low to moderate molecular weight polymers that impede dermal drug or chemical penetration. We have also filed a patent application for our DermaPass family of transdermal absorption enhancers that have a different drug delivery profile than SEPA, which we believe could be used with a wider range of active pharmaceutical ingredients. Currently, we have two clinical stage investigational new drugs: EcoNail, our lead product, for the treatment of fungal infections of the nails and Opterone, for the treatment of male hypogonadism. We believe that products incorporating our drug delivery technologies may allow selected drugs to be administered more effectively and with improved patient compliance compared to alternative methods of drug administration, such as ingestion and injection.

     Since inception, we have been engaged primarily in research and development. We have not generated any meaningful revenues from operations and we have sustained significant operating losses. We anticipate that we will continue to incur significant losses for the foreseeable future. We cannot guarantee that we will be successful in commercializing our products, or that we will ever become profitable. As of March 31, 2006, we had an accumulated deficit of $84,465,508. Our product candidates are in discovery or developmental stages and must undergo a rigorous regulatory approval process, which includes costly and extensive pre-clinical and clinical testing, to demonstrate safety and efficacy before we can market any resulting product. To date, neither the FDA nor any of its international equivalents has approved any of our product candidates for marketing.

     Our results of operations can vary significantly from year-to-year and quarter-to-quarter, and depend, among other factors, on:

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

     We expect to continue to spend significant amounts on developing and seeking regulatory approval of our lead product, EcoNail. Ultimately, if we receive regulatory approval for EcoNail, significant expenses may be incurred in connection with its commercialization. In addition, we also plan to identify and develop, internally, through in-licensing, or through other collaborative arrangements, additional product candidates and technologies that fit within our growth strategy. If we identify potential product candidates, we will incur additional costs in connection with testing and seeking regulatory approval of those product candidates.

     We recently completed a private placement of our securities to institutional investors, consisting of two closings, for approximately $8,255,000 in gross proceeds. The first closing of the private placement, in which institutional investors acquired 250 shares of Series C Cumulative Convertible Preferred Stock (the "Series C Preferred Stock") and six-year warrants to purchase 2,380,951 shares of common stock at an exercise of $1.26 per share, for an aggregate purchase price of $2,500,000, took place on December 23, 2005 and is described in our Current Report on Form 8-K filed on December 27, 2005. The second closing of the private placement, in which institutional investors acquired 575.5 shares of our Series C Preferred Stock and six-year warrants to purchase 5,480,961 shares of the Company's common stock at an exercise price of $1.26 per share, for an aggregate purchase price of $5,755,000, occurred on February 13, 2006 and is described in our Current Report on Form 8-K filed on February 16, 2006. The Series C Preferred Stock has a liquidation value of $10,000 per share, is entitled to a dividend of 10% per annum, payable in cash or shares of our common stock at our option, which dividend rate is subject to increase to 14% upon the occurrence of certain events. The number of shares of common stock into which each share of Series C Preferred Stock is convertible is determined by dividing the liquidation value per share plus all accrued and unpaid dividends thereon by $1.05

     We believe that our existing cash and cash equivalents and short term investments of $7,297,047 as of March 31, 2006 will be sufficient to meet our operating expenses and capital expenditure requirements for at least the next twelve months. As noted above, on February 13, 2006 we received $5,755,000 in gross proceeds ($5,186,908 net of cash issuance costs) from the sale of our Series C Preferred Stock and warrants to purchase shares of our common stock. We intend to use these proceeds for working capital and other general corporate purposes.

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

     Because a significant portion of our research and development expenses (including employee payroll and related benefits, laboratory supplies, travel, dues and subscriptions, temporary help costs, consulting costs and allocable costs such as occupancy and depreciation) benefit multiple projects or our drug delivery technologies in general, we do not track these expenses by project. On August 31, 2005, we discontinued all research and development activities and terminated substantially all of our non-management personnel. For the three-month period ended March 31, 2006, we spent $65,982 on research and development, including $64,632 in costs associated with a clinical trial for EcoNail and $1,350 in costs not specifically tracked to a project. For the three months ended March 31, 2005, we spent $1,030,061 on research and development, including $172,469 and $258,940 in costs associated with our clinical trials for EcoNail and Opterone, respectively, and $598,652 in costs not specifically tracked to a project.

     Each of our research and development programs is subject to risks and uncertainties, including the requirement to seek regulatory approval, that are outside of our control. Moreover, the product candidates identified in these research and development programs, which currently are in developmental stages, must overcome significant technological, manufacturing and marketing challenges before they can be successfully commercialized. As a result of these risks and uncertainties, we are unable to predict with any certainty the period in which material net cash inflows from these projects could be expected to commence or the completion date of these programs. For example, we are seeking a partner to advance development of our Opterone product candidate. We cannot predict whether our efforts to find a partner will be successful nor can we predict the manner and timing in which any eventual partner may elect to pursue development of Opterone. Moreover, we may elect not to develop Opterone further if we cannot find a partner. In addition, these risks and uncertainties also prevent us from estimating with any certainty the specific timing and future costs of our clinical development programs, although historical trends at similarly situated companies indicate that research and development expenses tend to increase in later stages of clinical development. Our failure to obtain requisite governmental approvals timely or at all will delay or preclude us from licensing or marketing our products or limit the commercial use of our products, which could adversely affect our business, financial condition and results of operations.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     Our discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. Note 1 to our financial statements included within our Annual Report on Form 10-K for the year ended December 31, 2005, includes a summary of the significant accounting policies and methods we use in the preparation of our financial statements. The following is a brief discussion of the more significant accounting policies and methods that affect the judgments and estimates used in the preparation of our financial statements.

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

RESULTS OF OPERATIONS

     We had no revenues for the three months ended March 31, 2006 and March 31, 2005. For the year ending December 31, 2006, we do not expect to have any revenues.

     For the three-month period ended March 31, 2006, research and development costs decreased by $964,079, or 93.6%, to $65,982 from $1,030,061 in the three-month period ended March 31, 2005. The decrease is primarily attributable to the temporary cessation of research and development activities in August 2005, including a reduction in spending on clinical trials of $366,777 in the three-month period ended March 31, 2006 compared with the same period in 2005 as well as a reduction in payroll and related expenses of $269,937 and a reduction in laboratory operating expenses of $327,365 in the three-month period ended March 31, 2006 as a result of a staff reduction in August 2005. For each of the next three quarters, we expect research and development spending to increase from the level seen in the first quarter of 2006 as we commence a clinical trial for EcoNail.

     For the three-month period ended March 31, 2006, marketing, general and administrative costs increased by $306,129, or 36.7%, to $1,141,127, from $834,998 in the three-month period ended March 31, 2005. The increase is primarily attributable to the Company's adoption of SFAS No. 123R, which requires the expensing of stock options granted to employees based on the fair value on the date of the grant, resulting in an expense of $457,954. The Company also incurred additional costs of $60,236 relating to certain SEC filings and reverse stock splits. The increase was partially offset by savings attributable to a staff reduction in August 2005 which resulted in a reduction of salary and related expenses of $137,443 during the three-month period ended March 31, 2006. In addition, in the three-month period ended March 31, 2006, legal and audit expenses decreased by approximately $13,000, insurance expenses decreased by approximately $12,000, and consulting and investor relations expenses decreased by $42,293. For each of the next three quarters, we expect marketing, general and administrative spending to approximate the same level as seen in the first quarter of 2006.

     Other income decreased by $510,236 to a loss of $533,755 in the three-month period ended March 31, 2006 from a gain of $23,519 in the three-month period ended March 31, 2005. The decrease is primarily attributable to a loss associated with the change in value of warrant liability of $579,497 in the three-month period ended March 31, 2005. The decrease is partially offset by an increase in interest income of $22,223, or 94%, to $45,742 in the three-month period ended March 31, 2006 from $23,519 in the three-month period ended March 31, 2005. The increase in interest income is due to higher amounts of cash available for investing purposes and higher interest rate returns available for cash that is invested.

     For the reasons described above, net loss decreased by $100,676, or 5.5%, to $1,740,864 in the three-month period ended March 31, 2006 from $1,841,540 in the three-month period ended March 31, 2005.

LIQUIDITY AND CAPITAL RESOURCES

     Since inception, our primary source of funding for our operations has been the private and public sale of our securities, and, to a lesser extent, the licensing of our proprietary technology and products, research collaborations, feasibility studies, government grants and the limited sales of products and test materials. During the first three months of 2006, we received no proceeds from the exercise of options and warrants, and gross proceeds of $5,755,000 ($5,186,908 net of cash issuance costs) as a result of the sale of our Series C Cumulative Convertible Preferred Stock in a private placement financing transaction. During the first three months of 2005, we received no proceeds from the exercise of options and warrants or the sale of stock.

     At March 31, 2006, working capital was approximately $7,248,200, compared to $3,828,900 at March 31, 2005. The increase in our working capital reflects the receipt of private placement proceeds, partially offset by the use of funds in operations. On February 13, 2006, we sold 575.5 shares of our Series C Cumulative Convertible Preferred Stock for $5,755,000 in gross proceeds ($5,186,908 net of cash issuance costs) in a private placement to institutional investors. The investors also received warrants to purchase 5,480,961 shares of the Company's common stock at an exercise price of $1.26 per share. Until such time as we obtain agreements with third-party licensees or partners to provide funding for our anticipated business activities, or otherwise generate revenue from the commercialization of our products, we will use our working capital to fund our operating activities.

     Pursuant to a plan approved by our Board of Directors in 1998, we are authorized to repurchase 23,809 shares of our common stock to be held as treasury shares for future use. During the three-month period ended March 31, 2006, we did not repurchase any shares of common stock. At March 31, 2006, 529 repurchased shares remain available for future use and 16,180 shares remain available for repurchase under the plan.

     Capital expenditures were $436 and patent development costs were $14,477 for the first three months of 2006. Capital expenditures were $14,526 and there were no patent development costs for the three-month period ended March 31, 2005. We anticipate additional capital and patent expenditures will be approximately $75,000 for the remainder of the fiscal year ending December 31, 2006.

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

     As of March 31, 2006, we had $7,297,047 in cash, cash equivalents and short-term investments. We believe that our existing cash and cash equivalents will be sufficient to meet our operating expenses and capital expenditure requirements for at least the next twelve months. Our cash requirements may vary materially from those now planned because of changes in the focus and direction of our research and development programs, competitive and technical advances, patent developments or other developments. We will require additional financing to continue operations after we exhaust our current capital resources and to continue our long-term plans for clinical trials and new product development. We expect to continue financing our operations through sales of our securities, strategic alliances or other financing vehicles, if any, that might become available to us on terms that we deem acceptable.

     We do not enter into financial instrument transactions for trading or speculative purposes. We do not intend to establish any special purpose entity and do not have any material off balance sheet financing transactions. We do not believe that inflation will have any significant effect on the results of our operations.

     At March 31, 2006, the Company had no long-term contractual obligations.

RECENT ACCOUNTING PRONOUNCEMENTS

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

     As of March 31, 2006, we were exposed to market risks, which relate primarily to changes in U.S. interest rates. Our cash equivalents and short-term investments are subject to interest rate risk and will decline in value if interest rates increase. Due to the short duration of these financial instruments, generally one year or less, changes in interest rates would not have a material effect on our financial position. A hypothetical 10% change in interest rates would not have a material effect on our Statement of Operations or Cash Flows for the three months ending March 31, 2006.

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

     There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 6.    EXHIBITS.

The following is a list of exhibits to this Quarterly Report on Form 10-Q:

     3.1 Amended and Restated Certificate of Incorporation, incorporated by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 2005 (File No. 0-13634).

     3.2 Amended and Restated By-Laws of the Company, incorporated by reference to Exhibit 5 to the Company's Current Report on Form 8-K dated August 13, 1999 (File No. 0-13634).

     4.1  Common Stock Purchase Warrant, incorporated by reference to Exhibit
     10.3 to our Current Report on Form 8-K dated February 16, 2006 (File No. 0-13634).

     10.1 Amended and Restated Preferred Stock and Warrant Purchase Agreement, dated as of February 13, 2006, by and between the Company and the purchasers listed on the signature pages thereto, incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated February 16, 2006 (File No. 0-13634).

     10.2 Amended and Restated Investor Rights Agreement dated as of February 13, 2006, between MacroChem Corporation and the purchasers listed on the signature pages thereto incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K dated February 16, 2006 (File No.0-13634).

     10.3 Form of Employment Agreement, dated February 13, 2006, by and between the Company and Robert J. DeLuccia incorporated by reference to Exhibit
     10.4 to our Current Report on Form 8-K dated February 16, 2006 (File No. 0-13634).

     10.4 Form of Employment Agreement, dated February 13, 2006, by and between the Company and Bernard R. Patriacca, including Form of Confidential Information, Inventions and Non-Competition Agreement (attached as Exhibit B to the Form of Employment Agreement), incorporated by reference to
     Exhibit 10.5 to our Current Report on Form 8-K dated February 16, 2006 (File No. 0-13634).

     10.5 Form of Severance Agreement, dated February 13, 2006, by and between the Company and Bernard R. Patriacca, incorporated by reference to Exhibit
     10.6 to our Current Report on Form 8-K dated February 16, 2006 (File No. 0-13634).

     10.6 Form of Employment Agreement, dated February 13, 2006, by and between the Company and Glenn E. Deegan, including Form of Confidential Information, Inventions and Non-Competition Agreement (attached as Exhibit B to the Form of Employment Agreement), incorporated by reference to
     Exhibit 10.7 to our Current Report on Form 8-K dated February 16, 2006 (File No. 0-13634).

     10.7 Form of Severance Agreement, dated February 13, 2006, by and between the Company and Glenn E. Deegan, incorporated by reference to Exhibit 10.8 to our Current Report on Form 8-K dated February 16, 2006 (File No. 0-13634).

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


                          MACROCHEM CORPORATION
                          (Registrant)



May 15, 2006              /S/  ROBERT J. DELUCCIA
                          --------------------------------------------------
                          Robert J. DeLuccia
                          President and Chief Executive Officer
                          (Principal Executive Officer)

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

                                  EXHIBIT INDEX


The following is a list of exhibits to this Quarterly Report on Form 10-Q:

     3.1 Amended and Restated Certificate of Incorporation, incorporated by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 2005 (File No. 0-13634).

     3.2 Amended and Restated By-Laws of the Company, incorporated by reference to Exhibit 5 to the Company's Current Report on Form 8-K dated August 13, 1999 (File No. 0-13634).

     4.1  Common Stock Purchase Warrant, incorporated by reference to Exhibit
     10.3 to our Current Report on Form 8-K dated February 16, 2006 (File No. 0-13634).

     10.1 Amended and Restated Preferred Stock and Warrant Purchase Agreement, dated as of February 13, 2006, by and between the Company and the purchasers listed on the signature pages thereto, incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated February 16, 2006 (File No. 0-13634).

     10.2 Amended and Restated Investor Rights Agreement dated as of February 13, 2006, between MacroChem Corporation and the purchasers listed on the signature pages thereto incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K dated February 16, 2006 (File No.0-13634).

     10.3 Form of Employment Agreement, dated February 13, 2006, by and between the Company and Robert J. DeLuccia incorporated by reference to Exhibit
     10.4 to our Current Report on Form 8-K dated February 16, 2006 (File No. 0-13634).

     10.4 Form of Employment Agreement, dated February 13, 2006, by and between the Company and Bernard R. Patriacca, including Form of Confidential Information, Inventions and Non-Competition Agreement (attached as Exhibit B to the Form of Employment Agreement), incorporated by reference to
     Exhibit 10.5 to our Current Report on Form 8-K dated February 16, 2006 (File No. 0-13634).

     10.5 Form of Severance Agreement, dated February 13, 2006, by and between the Company and Bernard R. Patriacca, incorporated by reference to Exhibit
     10.6 to our Current Report on Form 8-K dated February 16, 2006 (File No. 0-13634).

     10.6 Form of Employment Agreement, dated February 13, 2006, by and between the Company and Glenn E. Deegan, including Form of Confidential Information, Inventions and Non-Competition Agreement (attached as Exhibit B to the Form of Employment Agreement), incorporated by reference to
     Exhibit 10.7 to our Current Report on Form 8-K dated February 16, 2006 (File No. 0-13634).

     10.7 Form of Severance Agreement, dated February 13, 2006, by and between the Company and Glenn E. Deegan, incorporated by reference to Exhibit 10.8 to our Current Report on Form 8-K dated February 16, 2006 (File No. 0-13634).

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