Form 10-Q
period 2006-06-30
MACROCHEM CORP
filed 2006-08-14
CIK 743884

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    Form 10-Q

(Mark One)
[X]                  QUARTERLY REPORT PURSUANT TO SECTION 13
                     OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                     OF 1934
                  For the quarterly period ended June 30, 2006
                                       or

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

      40 WASHINGTON STREET, SUITE 220, WELLESLEY HILLS, MASSACHUSETTS 02481
               (Address of principal executive offices, Zip Code)

                                  781-489-7310
              (Registrant's telephone number, including area code)

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
Yes  No X

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                                 OUTSTANDING AT AUGUST 4, 2006:
----------------------------                    ------------------------------
Common Stock, $.01 par value                                1,497,751

                              MACROCHEM CORPORATION

                               INDEX TO FORM 10-Q


                                                                PAGE NUMBER
PART I   FINANCIAL INFORMATION

Item 1   Financial Statements

            Condensed Balance Sheets
            June 30, 2006 (Unaudited) and December 31, 2005         3

            Condensed Statements of Operations for the
            Three and Six Months Ended June 30, 2006
            and 2005 (Unaudited)                                    4

            Condensed Statements of Cash Flows for the
            Six Months Ended June 30, 2006
            and 2005 (Unaudited)                                   5-6

            Notes to Unaudited Condensed Financial
            Statements                                             7-14

Item 2   Management's Discussion and Analysis of
         Financial Condition and Results of Operations            15-22

Item 3   Quantitative and Qualitative Disclosures About
         Market Risk                                               22

Item 4   Controls and Procedures                                   23


PART II  OTHER INFORMATION

Item 1A  Risk Factors                                             24-25

Item 4   Submission of Matters to a Vote of Security Holders       25

Item 6   Exhibits                                                 25-26

SIGNATURES                                                         27

EXHIBIT INDEX                                                      28

ITEM 1.  FINANCIAL STATEMENTS

                              MACROCHEM CORPORATION
                            CONDENSED BALANCE SHEETS


                                                                             JUNE 30,         DECEMBER 31,
                                                                               2006              2005
                                                                           (Unaudited)
ASSETS
Current assets:
      Cash and cash equivalents                                           $    692,274      $  3,023,436
      Short-term investments                                                 5,835,353               ---
      Prepaid expenses and other current assets                                309,991           106,761
                                                                           -----------         ---------
          Total current assets                                               6,837,618         3,130,197

Property and equipment, net                                                     50,016            72,203

Patents, net                                                                   589,953           579,053
                                                                           -----------       -----------
Total assets                                                              $  7,477,587      $  3,781,453
                                                                           ===========       ===========
LIABILITIES
Current liabilities:
      Accounts payable                                                    $     56,296      $    125,478
      Accrued expenses and other liabilities                                   308,125           249,552
                                                                           -----------       -----------
          Total current liabilities                                            364,421           375,030

Warrants liability (Note 5)                                                  2,152,308         1,620,778
                                                                           -----------       -----------
Total liabilities                                                            2,516,729         1,995,808

Commitments and contingencies (Note 3)

Preferred stock, $.01 par value, 6,000,000 shares authorized, 823.95 and 250 shares Series C Convertible issued and outstanding at
     June 30, 2006 and December 31, 2005, respectively (Note 5)                341,496           330,243
                                                                           -----------       -----------
                                                                               341,496           330,243

STOCKHOLDERS' EQUITY
Common stock, $.01 par value, 100,000,000 shares authorized; 1,358,242 and
      997,438 shares issued at June 30, 2006 and December 31, 2005,
      respectively                                                              13,583             9,974
Additional paid-in capital                                                  85,436,650        84,089,530
Accumulated deficit                                                        (80,771,761)      (82,584,992)
Less treasury stock, at cost, 529 shares at June 30, 2006 and December
      31, 2005                                                                 (59,110)          (59,110)
                                                                           -----------       -----------
Total stockholders' equity                                                   4,619,362         1,455,402
                                                                           -----------       -----------
Total liabilities and stockholders' equity                                $  7,477,587      $  3,781,453
                                                                           ===========       ===========

The accompanying notes are an integral part of these unaudited condensed financial statements.

                              MACROCHEM CORPORATION
                     CONDENSED STATEMENTS OF OPERATIONS
            For the three and six months ended June 30, 2006 and 2005
                                   (Unaudited)

                                                    FOR THE THREE MONTHS ENDED JUNE 30,       FOR THE SIX MONTHS ENDED JUNE 30,
                                                           2006            2005                      2006             2005

OPERATING EXPENSES:
     Research and development                        $    90,243      $   739,008                $   156,225      $ 1,769,068
     Marketing, general and administrative               976,560          809,280                  2,117,687        1,644,278
                                                       ---------        ---------                  ---------        ---------
         TOTAL OPERATING EXPENSES                      1,066,803        1,548,288                  2,273,912        3,413,346
                                                       ---------        ---------                  ---------        ---------
LOSS FROM OPERATIONS                                  (1,066,803)      (1,548,288)                (2,273,912)      (3,413,346)
                                                       ---------        ---------                  ---------        ---------

OTHER INCOME:
     Interest income                                      73,410           21,942                    119,152           45,460
     Gain on change in value of warrant liability      4,892,565              ---                  4,313,068              ---
                                                       ---------        ---------                  ---------        ---------
         TOTAL OTHER INCOME
           (NOTE 5)                                    4,965,975           21,942                  4,432,220           45,460
                                                       ---------        ---------                  ---------        ---------
NET INCOME OR (LOSS)                                 $ 3,899,172      $(1,526,346)               $ 2,158,308      $(3,367,886)
                                                       =========        =========                  =========        =========
BENEFICIAL CONVERSION FEATURE
     (NOTE 5)                                                ---              ---                    (11,895)             ---

DIVIDEND ON SERIES C CUMULATIVE
     PREFERRED STOCK                                    (205,424)             ---                   (345,076)             ---
                                                       =========        =========                  =========        =========
NET INCOME OR (LOSS)
     ATTRIBUTABLE TO COMMON
     STOCKHOLDERS                                    $ 3,693,748      $(1,526,346)               $ 1,801,337      $(3,367,886)
                                                       =========        =========                  =========        =========
BASIC AND DILUTED NET INCOME OR
     (LOSS) PER SHARE                                $      3.39      $     (1.56)               $      1.73      $     (3.54)
                                                       =========        =========                  =========        =========
SHARES USED TO COMPUTE BASIC
     AND DILUTED NET INCOME OR
     (LOSS) PER SHARE                                  1,089,441          977,478                  1,043,969          951,291
                                                       =========        =========                  =========        =========

The accompanying notes are an integral part of these unaudited condensed financial statements.

                              MACROCHEM CORPORATION
                       CONDENSED STATEMENTS OF CASH FLOWS
                 For the six months ended June 30, 2006 and 2005
                                   (Unaudited)

                                                                      FOR THE SIX MONTHS ENDED JUNE 30,
                                                                          2006                2005

CASH FLOWS FROM OPERATING ACTIVITIES
     Net income or (loss)                                             $ 2,158,308         $(3,367,886)
     Adjustments to reconcile net income or loss to net cash
       used by operating activities:
         Depreciation and amortization                                     47,455              73,908
         Stock-based compensation                                         674,597                 ---
         401(k) contributions in company common stock                         ---              15,610
         Deferred rent                                                        ---              (5,509)
         (Gain) on change in value of warrant liability                (4,313,068)                ---
     Change in assets and liabilities:
         Prepaid expenses and other current assets                       (203,230)            (51,146)
         Accounts payable and accrued expenses                            (10,609)            110,739
                                                                        ---------           ---------
Net cash used in operating activities                                  (1,646,547)         (3,445,762)
                                                                        ---------           ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of short-term investments                               (5,835,354)            (14,522)
     Expenditures for property and equipment                                 (436)            (14,372)
     Additions to patents                                                 (35,733)            (50,365)
                                                                        ---------           ---------
Net cash provided by investing activities                              (5,871,523)            (79,259)
                                                                        ---------           ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net proceeds from issuance of Series C Cumulative
       Convertible Preferred Stock and Warrants                         5,186,908                 ---
     Proceeds from sale of common stock (net of legal and
        Financial costs)                                                      ---             679,505
     Proceeds from exercise of warrants                                       ---              87,500
                                                                        ---------           ---------
Net cash provided by financing activities                               5,186,908             767,005
                                                                        ---------           ---------
Net change in cash and cash equivalents                                (2,331,162)         (2,758,008)
Cash and cash equivalents at beginning of period                        3,023,436           4,888,868
                                                                        ---------           ---------
Cash and cash equivalents at end of period                            $   692,274         $ 2,130,860
                                                                       ==========           =========

The accompanying notes are an integral part of these unaudited condensed financial statements.


                                                                    (Continued)

                              MACROCHEM CORPORATION
                      STATEMENTS OF CASH FLOWS (CONTINUED)


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

The Company did not pay any cash for interest expense or income taxes during the six-month periods ended June 30, 2006 and 2005.

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

     The Company has been engaged primarily in research and development since its inception in 1981 and has derived limited revenues from the commercial sale of its products, licensing of certain technology and feasibility studies. The Company has had no revenues relating to the sale of any products currently under development. The Company has incurred net losses every year since its inception and the Company anticipates that losses will continue for the foreseeable future. At June 30, 2006, the Company's accumulated deficit was $80,771,761. At June 30, 2006, the Company believes that its existing cash and cash equivalents are sufficient to fund operations under the Company's operating plan for at least the next twelve months. The Company's ability to continue operations after its current capital resources are exhausted depends on its ability to obtain additional financing and achieve profitable operations, as to which no assurances can be given. The Company's cash requirements may vary materially from those now planned because of changes in the focus and direction of its research and development programs, competitive and technical advances, patent developments or other developments.

     The Company organizes itself as one segment reporting to the chief executive officer. Products and services consist primarily of research and development activities in the pharmaceutical industry.

     The results disclosed in the Statement of Operations for the six months ended June 30, 2006 are not necessarily indicative of the results to be expected for the full year.

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

     On March 29, 2005, the Securities and Exchange Commission ("SEC") published Staff Accounting Bulletin ("SAB") No. 107, which provides the Staff's views on a variety of matters relating to stock-based payments. SAB No. 107 requires that stock-based compensation be classified in the same expense line items as cash compensation. The Company has classified stock-based compensation during the six months ended June 30, 2006 within the same operating expense line items as cash compensation paid to employees.

     Stock-based compensation expense under SFAS No. 123(R) was $216,640 and $674,597 during the three and six months ended June 30, 2006, respectively. As a result of adopting SFAS No. 123(R) on January 1, 2006, the Company's income from operations and income for the three and six months ended June 30, 2006 were $216,640 and $674,597, respectively, lower than if it had continued to account for share-based compensation using the intrinsic method of accounting. Basic income per share would have been $3.59 and $2.37 if the Company had not adopted SFAS No. 123(R), compared to the reported basic income per share of $3.39 and $1.73 for the three and six months ended June 30, 2006, respectively. Diluted income per share would have been $3.59 and $.37 if the Company had not adopted SFAS No. 123(R), compared to the reported diluted income per share of $3.39 and $.28 for the three and six months ended June 30, 2006, respectively. The incremental impact of SFAS No. 123(R) during the three and six months ended June 30, 2006 represents stock-based compensation expense related to stock options.

     VALUATION ASSUMPTIONS FOR STOCK OPTIONS

     The fair value of stock options granted during the three and six months ended June 30, 2006 and 2005 was estimated using the Black-Scholes option-pricing model with the following assumptions:

                                                                THREE AND SIX MONTHS ENDED
                                                                         JUNE 30,
                                                                  2006              2005

         Risk-free interest rate                                  4.72%             4.25%
         Expected life of option grants                          6 years           6 years
         Expected volatility of underlying stock                  102%               93%
         Expected dividend payment rate, as a percentage of
             the stock price on the date of grant                 ---                ---

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

     PRO FORMA INFORMATION FOR PERIOD PRIOR TO SFAS 123(R) ADOPTION

     In accordance with FAS 123(R), the Company adopted the provisions of FAS 123(R) at January 1, 2006 using the modified prospective approach. Under this method, prior periods are not restated. Had the Company previously recognized compensation costs as prescribed by FAS 123, previously reported net loss, basic earnings per share and diluted earnings per share would have changed to the pro forma amounts shown as follows:

                                                     THREE MONTHS ENDED     SIX MONTHS ENDED
                                                       JUNE 30, 2005         JUNE 30, 2005
Net loss as reported                                    $(1,526,346)          $(3,367,886)
Add: Stock-based employee compensation expense
      included in reported net loss                             ---                   ---
Deduct: Total stock-based employee compensation
      measured using the fair value method                 (314,383)             (613,187)
                                                          ---------             ---------
Pro forma net loss                                      $(1,840,729)          $(3,981,073)
                                                          =========             =========
Basic and diluted net loss per share - as reported      $     (1.56)          $     (3.54)
                                                          =========             =========
Basic and diluted net loss per share - pro forma        $     (1.88)          $     (4.18)
                                                          =========             =========

     Stock option activity for the six months ended June 30, 2006 was as follows:

                                                        WEIGHTED           WEIGHTED       AGGREGATE
                                       NUMBER OF         AVERAGE           AVERAGE        INTRINSIC
                                        OPTIONS      EXERCISE PRICE     REMAINING LIFE      VALUE
Outstanding, December 31, 2005            108.600       $132.24
    Granted                               945,000       $  1.62
    Exercised                                 ---           ---
    Canceled or Expired                  (32,670)
                                      -----------        -------            ----           ---------
Outstanding, June 30, 2006             1,020,930        $  11.80            6.01          $1,655,515
                                      ==========         =======            ====           =========
Exercisable, June 30, 2006                382,593       $  27.76            6.01          $  937,213
                                      ===========        =======            ====           =========

(3)  COMMITMENTS AND CONTINGENCIES

     LEASE COMMITMENTS- In accordance with certain capital lease contracts, in the event that they are terminated early, approximately $156,000 would be owed as early termination payments.

(4)  BASIC AND DILUTED INCOME OR (LOSS) PER SHARE

     The following is a reconciliation of net income (loss) and weighted average common shares outstanding for purposes of calculating basic and diluted income (loss) per share:

                                                   THREE MONTHS ENDED JUNE 30,   SIX MONTHS ENDED JUNE 30,
                                                   ---------------------------   -------------------------
                                                    2006              2005         2006              2005
                                                    ----              ----         ----              ----

Basic income (loss) per common share
   computation:
   Numerator:
Net income (loss) used for basic income
   (loss) per common share                       $3,693,748      $(1,526,346)  $1,801,337  $(3,367,886)
                                                  =========        =========    =========    =========
  Denominator:
Weighted average shares used for basic
  income (loss) per common share                  1,089,441           977,478   1,043,969       951,291
                                                  =========        ==========   =========     =========

   Basic income (loss) per common share          $     3.39      $      (1.56) $     1.73  $      (3.54)
                                                  =========       ===========   =========     =========


 Diluted income (loss) per common share
   computation:
   Numerator:
 Net income (loss) used for basic income
   (loss) per common share                       $3,693,748      $(1,526,346)  $1,801,337   $(3,367,886)
 Dividend on convertible preferred                      ---              ---      345,076           ---
                                                  ---------        ---------    ---------     ---------
 Net income (loss) used for diluted income
   (loss) per common share                       $3,693,748      $(1,526,346)  $2,146,413   $(3,367,886)
                                                  =========        =========    =========     =========
    Denominator:
 Weighted average shares used for basic
   income (loss) per common share                 1,089,441          977,478    1,043,969       951,291
 Effect of dilutive securities:
 Convertible preferred stock and warrants               ---              ---    6,633,422           ---
                                                  ---------        ---------    ---------     ---------

 Weighted average shares used for diluted
   income (loss) per common share                 1,089,441          977,478    7,677,391       951,291
                                                  =========        =========    =========     =========

 Diluted income (loss) per common share          $     3.39      $     (1.56)  $      .28   $     (3.54)
                                                  =========        =========    =========     =========

     Potential common shares are not included in the per share calculations for diluted loss per share, because the effect of their inclusion would be anti-dilutive. Anti-dilutive potential shares not included in per share calculations for the three and six months ended June 30, 2005 were 205,107 and 170,699, respectively. Dilutive shares not included in the income per share calculation for the three month period ended June 30, 2006 were 17,603,385. These shares were not included as the closing average price of the Company's common shares for the three months ended June 30, 2006 was below the conversion and exercise price of the preferred stock, warrants and options.

5    STOCKHOLDERS' EQUITY

     AUTHORIZED CAPITAL STOCK - Authorized capital stock consists of 100,000,000 shares of $.01 par value common stock of which 1,358,242 shares are issued

     (1,357,713 are outstanding) and 17,603,385 are reserved for issuance upon exercise of common stock options and warrants and conversion of Series C Cumulative Convertible Preferred Stock at June 30, 2006. Authorized preferred stock totals 6,000,000 shares, of which 500,000 shares have been designated Series A Preferred Stock, 600,000 shares have been designated Series B Preferred Stock and 1,500 shares have been designated Series C Cumulative Convertible Preferred Stock (823.95 shares were outstanding at June 30, 2006). The Series C Preferred Stock has a liquidation value of $10,000 per share, is entitled to a dividend of 10% per annum, payable in cash or shares of our common stock at our option, which dividend rate is subject to increase to 14% upon the occurrence of certain events. The Series C Preferred Stock is redeemable at the holder's election in the event the Company fails or refuses to convert any shares of Series C Preferred Stock in accordance with the terms of the Certificate of Designation, Rights and Preferences of the Series C Preferred Stock. The number of shares of common stock into which each share of Series C Preferred Stock is convertible is determined by dividing the liquidation value per share plus all accrued and unpaid dividends thereon by $1.05.

     During 1998, the Company's Board of Directors authorized the repurchase of up to 23,809 shares of common stock at market price. The Company repurchased no shares in 2003, 2004 and 2005. At June 30, 2006, 529 repurchased shares remain available for future use and 16,180 shares are available to be repurchased.

     STOCK SALES - In September 2003, the Company sold 108,420 shares of common stock and warrants to purchase 21,684 shares of common stock to primarily institutional investors. Gross proceeds were $3,246,000 ($2,971,505 net of issuance costs) and were allocated between the common stock and the warrants based on the relative fair value of the warrants and common stock. In March 2004, the Company sold 128,619 shares of common stock and warrants to purchase 25,723 shares of common stock to primarily institutional investors. Gross proceeds were $7,292,700 ($6,681,274 net of issuance costs) and were allocated between the common stock and the warrants based on the relative fair value of the warrants and common stock. In April 2005, the Company sold approximately 65,040 shares of common stock and warrants to purchase 32,520 shares of common stock to institutional investors and to certain executive officers and directors of the Company. Gross proceeds were $815,000 ($601,342 net of cash issuance costs) and were allocated between the common stock and the warrants based on the relative fair value of the warrants and common stock. In December 2005, the Company sold 250 shares of Series C Cumulative Convertible Preferred Stock and warrants to purchase 2,380,951 shares of common stock to institutional investors. Gross proceeds were $2,500,000 ($2,125,943 net of cash issuance costs) and were allocated between the Series C Cumulative Convertible Preferred Stock and the warrants based on the fair value of the warrants. In February 2006, the Company sold 575.5 shares of Series C Cumulative Convertible Preferred Stock and warrants to purchase 5,480,961 shares of common stock to institutional investors. Gross proceeds were $5,755,000 ($5,186,908 net of cash issuance costs) and were allocated between the Series C Cumulative Convertible Preferred Stock and the warrants based on the fair value of the warrants.

     WARRANTS - On February 13, 2006, the Company closed a private placement in which institutional investors received six-year warrants to purchase

     5,480,961 shares of the Company's common stock at an exercise price of $1.26 per share. As of June 30, 2006, none of these $1.26 investor warrants had been exercised. The placement agent in the transaction received a warrant to purchase approximately 548,095 shares of common stock at a purchase price of $1.05 for a period of six years. As of June 30, 2006, none of these $1.05 placement agent warrants had been exercised. On December 23, 2005, the Company closed a private placement in which institutional investors received warrants to purchase 2,380,951 shares of common stock at an exercise price of $1.26 per share for a period of six years. As of June 30, 2006, none of these $1.26 investor warrants had been exercised. The designees of the placement agent in this transaction received warrants to purchase approximately 238,095 shares of common stock at a purchase price of $1.05 for a period of five years. As of June 30, 2006, none of the $1.05 placement agent warrants had been exercised. In accordance with EITF 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock," the investor warrants are included as a liability and valued at fair market value until the Company meets the criteria under EITF 00-19 for permanent equity. The Company valued the investor warrants at $2,152,308 on June 30, 2006 using the Black-Scholes method with the following assumptions: a risk-free interest rate of 4.82%, volatility of 100%, and a dividend yield of 0%.

     On April 19, 2005, the Company closed a private placement in which institutional investors and certain executive officers and directors of the Company received warrants to purchase approximately 32,520 shares of common stock for a period of five years. The exercise price of the warrants is $14.70 per share for the institutional investors and $21.84 for the participating executive officers and directors. As of June 30, 2006, approximately 6,012 of the $14.70 warrants issued to the institutional investors had been exercised and none of the $21.84 warrants issued to participating executive officers and directors had been exercised. The placement agent in this transaction received a warrant to purchase approximately 1,190 shares of common stock at a purchase price of $14.70 for a period of five years. As of June 30, 2006, none of the $14.70 warrants issued to the placement agent had been exercised.

     During 2004, the Company conducted a private placement in which primarily institutional investors received warrants to purchase an aggregate of 25,723 shares of common stock at a purchase price of $87.78 per share for a period of five years. As of June 30, 2006, none of the $87.78 warrants had been exercised.

     During 2003, the Company conducted a private placement in which primarily institutional investors received warrants to purchase an aggregate of 21,684 shares of common stock at a purchase price of $49.266 per share for a period of three years. As of June 30, 2006, 9,011 of the $49.266 warrants issued to the institutional investors had been exercised. The placement agent in this transaction received a warrant to purchase 3,571 shares of common stock at a purchase price of $49.266 for a period of three years. As of June 30, 2006, none of the $49.266 warrants issued to the placement agent had been exercised.

     During 2001, institutional investors received warrants to purchase an aggregate of 7,457 shares of common stock at a purchase price of $277.62 per share expiring in five years in connection with a private placement.

     The warrants are callable by the Company if the closing price of the stock is higher than $755.58 for 15 consecutive trading days at any time before expiration. As a result of subsequent financing transactions, the exercise price of these warrants has been adjusted to $277.62 in accordance with the terms of the warrants. As of June 30, 2006, none of these warrants had been exercised.

     STOCK OPTION PLANS - The Company has two stock option plans, the 1994 Equity Incentive Plan (1994 Plan) and the 2001 Incentive Plan (the 2001
     Plan).

     Under the terms of the 1994 Plan, the Company may no longer award any options. All options previously granted under the 1994 Plan may be exercised at any time up to ten years from the date of award. During the six-month period ended June 30, 2006, no options were granted or exercised and 17,542 options were cancelled under the 1994 Plan.

     Under the terms of the 2001 Plan, the Company may grant options to purchase up to a maximum of 1,373,809 shares of common stock to certain employees, directors and consultants. During the six months ended June 30, 2006, no options were granted or exercised and 15,128 options were cancelled under the 2001 Plan.

     STOCK AND STOCK OPTION ISSUANCES OUTSIDE THE STOCK OPTION PLANS - During the six months ended June 30, 2006, options to purchase an aggregate of 945,000 shares of common stock were granted to executive officers and directors of the Company. One third of the options vested on the date of grant and the remaining options vest over a two year period with an exercise price of $1.62.

     During the six months ended June 30, 2006, 75,000 shares of restricted stock were granted to Robert J. DeLuccia, the Company's Chief Executive Officer. The restricted stock vests if and when the Company's common stock trades at or above $4.00 per share for thirty consecutive trading days.

(6)  COMPREHENSIVE LOSS

     Comprehensive loss is equal to the Company's net loss for the six months ended June 30, 2006 and 2005.

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

     Since inception, we have been engaged primarily in research and development. We have not generated any meaningful revenues from operations and we have sustained significant operating losses. We anticipate that we will continue to incur significant losses for the foreseeable future. We cannot guarantee that we will be successful in commercializing our products, or that we will ever become profitable. As of June 30, 2006, we had an accumulated deficit of $80,771,761. Our product candidates are in discovery or developmental stages and must undergo a rigorous regulatory approval process, which includes costly and extensive pre-clinical and clinical testing, to demonstrate safety and efficacy before we can market any resulting product. To date, neither the FDA nor any of its international equivalents has approved any of our product candidates for marketing.

     Our results of operations can vary significantly from year-to-year and quarter-to-quarter, and depend, among other factors, on:

     o the progress of clinical trials we conduct;

     o the degree of our research, marketing and administrative efforts;

     o our ability to raise additional capital; and

     o the signing of licenses and product development agreements.

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

     We believe that our existing cash and cash equivalents and short term investments of $6,527,627 as of June 30, 2006 will be sufficient to meet our operating expenses and capital expenditure requirements for at least the next twelve months.

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

     Because a portion of our research and development expenses (including employee payroll and related benefits, laboratory supplies, travel, dues and subscriptions, temporary help costs, consulting costs and allocable costs such as occupancy and depreciation) benefit multiple projects or our drug delivery technologies in general, we do not track these expenses by project. On August 31, 2005, we discontinued all research and development activities and terminated substantially all of our non-management personnel. For the three-month period ended June 30, 2006, we spent $90,243 on research and development, including $83,215 in costs associated with a clinical trial for EcoNail and $7,028 in costs not specifically tracked to a project. For the three months ended June 30, 2005, we spent $739,008 on research and development, including $22,965 and $111,739 in costs associated with our clinical trials for EcoNail and Opterone, respectively, and $604,304 in costs not specifically tracked to a project. For the six-month period ended June 30, 2006, we spent $156,225 on research and development, including $147,847 in costs associated with a clinical trial for EcoNail and $8,378 in costs not specifically tracked to a project. For the six months ended June 30, 2005, we spent $1,769,068 on research and development, including $195,434 and $327,434 in costs associated with our clinical trials for EcoNail and Opterone, respectively, and $1,246,200 in costs not specifically tracked to a project.

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

     WARRANTS LIABILITY. Based on certain terms in the warrants that we issued in connection with the sale of our Series C Convertible Preferred Stock, we determined that the warrants should be classified as a liability and valued at fair market value in accordance with EITF 00-19, "Accounting for Derivatve Financial Investments Indexed to, and Potentially Settled in, a Company's Own Stock." We will continue to evaluate the warrants under EITF 00-19 to determine when, if ever, they meet certain criteria under EITF 00-19 for permanent equity.

RESULTS OF OPERATIONS

     We had no revenues for the three-month and six month periods ending June 30, 2006 and June 30, 2005. For the year ending December 31, 2006, we do not expect to have any revenues.

     For the three-month period ended June 30, 2006, research and development costs decreased by $648,765, or 87.8%, to $90,243 from $739,008 in the three-month period ended June 30, 2005. The decrease is primarily attributable to the temporary cessation of research and development activities in August 2005, including a reduction in spending on clinical trials of $51,489 in the three-month period ended June 30, 2006 compared with the same period in 2005. In addition, there was a reduction in payroll and related expenses of $246,409 and a reduction in laboratory operating expenses of $334,528 in the three-month period ended June 30, 2006. For the six-month period ended June 30, 2006, research and development costs decreased by $1,612,843, or 91.2%, to $156,225 from $1,769,068 in the six-month period ended June 30, 2005. The decrease is primarily attributable to the temporary cessation of research and development activities in August 2005, including a reduction in spending on clinical trials of $418,266 in the six-month period ended June 30, 2006 compared with the same period in 2005. In addition, there was a reduction in payroll and related expenses of $516,346 and a reduction in laboratory operating expenses of $661,893 in the six-month period ended June 30, 2006 compared to the same period in 2005. For each of the next two quarters, we expect research and development spending to increase significantly from the level seen in the first two quarters of 2006 as we expect to commence a clinical trial for EcoNail in the third quarter of 2006.

     For the three-month period ended June 30, 2006, marketing, general and administrative costs increased by $167,280, or 20.7%, to $976,560, from $809,280 in the three-month period ended June 30, 2005. The increase is primarily attributable to the Company's adoption of SFAS No. 123(R), which requires the expensing of stock options granted to employees based on the fair value on the date of the grant, resulting in an expense of $216,640. The Company also incurred additional costs of $30,000 relating to certain SEC and other filings. In addition, expenses relating to conferences and investor relations meetings increased by approximately $50,000. The effect of these amounts on marketing, general and administrative expenses for the three-month period ended June 30, 2006 was partially offset by savings attributable to a staff reduction in August 2005 which resulted in a reduction of salary and related expenses of $53,200 during the three-month period ended June 30, 2006. In addition, in the three-month period ended June 30, 2006, legal and audit expenses decreased by approximately $23,928 and patent and search fees decreased by approximately $40,000. For the six-month period ended June 30, 2006, marketing, general and administrative costs increased by $473,409, or 28.8%, to $2,117,687, from $1,644,278 in the six-month period ended June 30, 2005. The increase is primarily attributable to the Company's adoption of SFAS No. 123(R), which requires the expensing of stock options granted to employees based on the fair value on the date of the grant, resulting in an expense of $674,597. The Company also incurred additional costs of $90,200 relating to certain SEC filings and reverse stock splits. The effect of these amounts on marketing, general and administrative expenses for the six-month period ended June 30, 2006 was partially offset by savings attributable to a staff reduction in August 2005 which resulted in a reduction of salary and related expenses of $190,643 during the six-month period ended June 30, 2006. In addition, in the six-month period ended June 30, 2006, legal and audit expenses decreased by approximately $36,900, insurance expenses decreased by approximately $12,000 and patent and search fees decreased by approximately $40,000. For each of the next two quarters, we expect marketing, general and administrative spending to approximate the same level as seen in the second quarter of 2006.

     For the three-month period ended June 30, 2006, other income increased by $4,944,033 to $4,965,975 compared to $21,942 in the three-month period ended June 30, 2005. This is primarily a non-cash increase as a result of a change in the valuation of warrants in accordance with EITF 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock" to reflect a decline in price of our common stock for which the warrants are exercisable. Application of EITF 00-19 resulted in a decrease in the valuation of warrants of $4,892,565. Interest income for the three-month period ended June 30, 2006 increased by $51,468 to $73,410 compared to interest income of $21,942 in the three-month period ended June 30, 2005. The increase in interest income is due to higher amounts of cash available for investing purposes and higher interest rate returns available for cash that is invested. For the six-month period ended June 30, 2006, other income increased by $4,386,760 to $4,432,220 compared to $45,460 in the six-month period ended June 30, 2005. The increase is primarily the result of the valuation of warrants in accordance with EITF 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock." Application of EITF 00-19 resulted in a net decrease in the valuation of warrants of $4,313,068. Interest income for the six-month period ended June 30, 2006 increased by $73,692 to $119,152 compared to interest income of $45,460 in the three-month period ended June 30, 2005. The increase in interest income is due to higher amounts of cash available for investing purposes and higher interest rate returns available for cash that is invested.

     For the reasons described above, the Company's financial statements reflect a net gain of $3,693,748 in the three-month period ended June 30, 2006 compared with a net loss of $1,526,346 in the three-month period ended June 30, 2005. For the six-month period ended June 30, 2006, the Company's financial statements reflect a net gain of $1,801,337 compared with a net loss of $3,367,886 in the six-month period ended June 30, 2005.

LIQUIDITY AND CAPITAL RESOURCES

     Since inception, our primary source of funding for our operations has been the private and public sale of our securities, and, to a lesser extent, the licensing of our proprietary technology and products, research collaborations, feasibility studies, government grants and the limited sales of products and test materials. During the first six months of 2006, we received no proceeds from the exercise of options and warrants, and gross proceeds of $5,755,000 ($5,186,908 net of cash issuance costs) as a result of the sale of our Series C Cumulative Convertible Preferred Stock in a private placement financing transaction. During the first six months of 2005, we received no proceeds from the exercise of options and warrants or the sale of stock.

     At June 30, 2006, working capital was approximately $6.5 million, compared to $2.8 million at June 30, 2005. The increase in our working capital reflects the receipt of private placement proceeds, partially offset by the use of funds in operations. On February 13, 2006, we sold 575.5 shares of our Series C Cumulative Convertible Preferred Stock for $5,755,000 in gross proceeds ($5,186,908 net of cash issuance costs) in a private placement to institutional investors. The investors also received warrants to purchase 5,480,961 shares of the Company's common stock at an exercise price of $1.26 per share. Until such time as we obtain agreements with third-party licensees or partners to provide funding for our anticipated business activities, or otherwise generate revenue from the commercialization of our products, we will use our working capital to fund our operating activities.

     Pursuant to a plan approved by our Board of Directors in 1998, we are authorized to repurchase 23,809 shares of our common stock to be held as treasury shares for future use. During the six-month period ended June 30, 2006, we did not repurchase any shares of common stock. At June 30, 2006, 529 repurchased shares remain available for future use and 16,180 shares remain available for repurchase under the plan.

     Capital and patent development expenditures were $36,169 for the first six months of 2006. Capital and patent development expenditures were $50,121 for the six-month period ended June 30, 2005. We anticipate additional capital and patent expenditures will be approximately $50,000 for the remainder of the fiscal year ending December 31, 2006.

     On August 31, 2005, at the direction of our Board of Directors, we discontinued all research and development activities and terminated substantially all of our non-management personnel. We made payments of approximately $156,839 in connection with this staff reduction and related expenses. In September 2005, the Company entered into transition agreements with its executive officers. The transition agreements terminated the existing employment and severance agreements between the Company and each executive. Pursuant to the terms of the transition agreements, the executives agreed that they would remain employed by the Company until November 30, 2005. Three executives executed amendments to their transition agreements extending their employment through December 31, 2005 and beyond. We made payments of approximately $709,646 in connection with all executive transition agreements. We also made aggregate payments of approximately $35,000 on November 30, 2005 and $35,000 on December 15, 2005 under a separate provision of the transition agreements. There are no further payments due as a result of the staff reduction or under the transition agreements. As disclosed in our Annual Report on Form 10-K for the period ended December 31, 2005, we entered into employment agreements of indefinite length with our three remaining executive officers on February 13, 2006.

     As of June 30, 2006, we had $6,527,627 in cash, cash equivalents and short-term investments. We believe that our existing cash and cash equivalents will be sufficient to meet our operating expenses and capital expenditure requirements for at least the next twelve months. Our cash requirements may vary materially from those now planned because of changes in the focus and direction of our research and development programs, competitive and technical advances, patent developments or other developments. We will require additional financing to continue operations after we exhaust our current capital resources and to continue our long-term plans for clinical trials and new product development. We expect to continue financing our operations through sales of our securities, strategic alliances or other financing vehicles, if any, that might become available to us on terms that we deem acceptable.

     We do not enter into financial instrument transactions for trading or speculative purposes. We do not intend to establish any special purpose entity and do not have any material off balance sheet financing transactions. We do not believe that inflation will have any significant effect on the results of our operations.

     As described in our current report on Form 8-K filed on July 25, 2006, we entered into a 20-month sublease of approximately 4,000 square feet of office space at, and relocated our principal executive offices to, 40 Washington St., Suites 220 and 240, Wellesley Hills, Massachusetts, 02481, effective as of June 1, 2006. Our new telephone number is (781) 489-7310. At June 30, 2006, with the exception of this sublease, the Company had no long-term contractual obligations.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

     As of June 30, 2006, we were exposed to market risks, which relate primarily to changes in U.S. interest rates. Our cash equivalents and short-term investments are subject to interest rate risk and will decline in value if interest rates increase. Due to the short duration of these financial instruments, generally one year or less, changes in interest rates would not have a material effect on our financial position. A hypothetical 10% change in interest rates would not have a material effect on our Statement of Operations or Cash Flows for the six months ending June 30, 2006.

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

     There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1A.  RISK FACTORS.

The following updates and supplements the risk factors included in Item 1A of
Part I of our Annual Report on Form 10-K for the year ended December 31, 2005. Other than as set forth below, there have been no material changes to the risk factors included in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2005.

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

     o Sanofi Aventis (Dermik Laboratories), maker of Penlac(R), a topical nail lacquer.

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

     A number of other companies, including Nexmed, Inc., MediQuest Therapeutics, Inc. and Anacor Pharmaceuticals, Inc., are also developing topical and/or oral therapies for onychomycosis. In addition, a number of other companies, including Auxilium Pharmaceuticals, Inc., are also developing topical and/or transmucosal testosterone products.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The Company's Annual Meeting of Stockholders was held on May 18, 2006. At the meeting (i) all seven director nominees were elected, (ii) the appointment of Vitale, Caturano & Company, Ltd. as the Company's independent registered public accounting firm was ratified, and (iii) amendments to the Company's 2001 Incentive Plan to increase the number of shares of Common Stock authorized for issuance under the Incentive Plan by 1,250,000, were approved.

        (i) The following directors were elected for one year terms by the votes indicated:

              Robert J. DeLuccia, 4,286,260 for, 57,513 against or withheld; John L. Zabriskie, 4,290,247 for, 53,526 against or withheld; Peter G. Martin, 4,291,047 for, 52,726 against or withheld; Jeffrey B. Davis, 4,289,546 for, 54,227 against or withheld; Michael A. Davis, 4,290,432 for, 53,341 against or withheld; Paul S. Echenberg, 4,291,082 for, 52,691 against or withheld; and Howard S. Fischer, 4,291,136 for, 52,637 against or withheld.

        (ii) The appointment of Vitale, Caturano & Company, Ltd. was ratified by a vote of 4,287,867 for, 7,169 against and 48,735 abstaining.

        (iii) Amendments to the Company's 2001 Incentive Plan to increase the number of shares of Common Stock authorized for issuance under the Incentive Plan by 1,250,000 were approved by vote of 3,606,899 for, 83,011 against, 46,631 abstaining and 607,230 broker non-votes.

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

         10.1 Sublease, dated as of May 23, 2006, by and between MacroChem Corporation and Lincoln Technologies, Inc., incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated July 25, 2006 (File No. 0-13634).

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


                                                     MACROCHEM CORPORATION
                                  (Registrant)



August 14, 2006            /S/  ROBERT J. DELUCCIA
                           ------------------------------------
                           Robert J. DeLuccia
                           President and Chief Executive Officer
                           (Principal Executive Officer)

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

         10.1 Sublease, dated as of May 23, 2006, by and between MacroChem Corporation and Lincoln Technologies, Inc., incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated July 25, 2006 (File No. 0-13634).

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