Form 10-Q/A
period 2006-06-30
MACROCHEM CORP
filed 2006-08-25
CIK 743884

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

                              MACROCHEM CORPORATION

                               INDEX TO FORM 10-Q


                                                                PAGE NUMBER
PART I   FINANCIAL INFORMATION

Item 1   Financial Statements

            Condensed Balance Sheets
            June 30, 2006 (Unaudited) and December 31, 2005         3

            Condensed Statements of Operations for the
            Three and Six Months Ended June 30, 2006
            and 2005 (Unaudited)                                    4

            Condensed Statements of Cash Flows for the
            Six Months Ended June 30, 2006
            and 2005 (Unaudited)                                   5-6

            Notes to Unaudited Condensed Financial
            Statements                                             7-14


PART II  OTHER INFORMATION

Item 6   Exhibits                                                  15

SIGNATURES                                                         16

EXHIBIT INDEX                                                      17

ITEM 1.  FINANCIAL STATEMENTS

                              MACROCHEM CORPORATION
                            CONDENSED BALANCE SHEETS


                                                                             JUNE 30,         DECEMBER 31,
                                                                               2006              2005
                                                                            ---------         -----------
                                                                           (Unaudited)
ASSETS
Current assets:
      Cash and cash equivalents                                           $    692,274      $  3,023,436
      Short-term investments                                                 5,835,353               ---
      Prepaid expenses and other current assets                                309,991           106,761
                                                                           -----------         ---------
          Total current assets                                               6,837,618         3,130,197

Property and equipment, net                                                     50,016            72,203

Patents, net                                                                   589,953           579,053
                                                                           -----------       -----------
Total assets                                                              $  7,477,587      $  3,781,453
                                                                           ===========       ===========
LIABILITIES
Current liabilities:
      Accounts payable                                                    $     56,296      $    125,478
      Accrued expenses and other liabilities                                   308,125           249,552
                                                                           -----------       -----------
          Total current liabilities                                            364,421           375,030

Warrants liability (Note 5)                                                  2,152,308         1,620,778
                                                                           -----------       -----------
Total liabilities                                                            2,516,729         1,995,808

Commitments and contingencies (Note 3)

Preferred stock, $.01 par value, 6,000,000 shares authorized, 823.95 and 250 shares Series C Convertible issued and outstanding at
     June 30, 2006 and December 31, 2005, respectively (Note 5)                341,496           330,243
                                                                           -----------       -----------
                                                                               341,496           330,243

STOCKHOLDERS' EQUITY
Common stock, $.01 par value, 100,000,000 shares authorized; 1,358,242 and
      997,438 shares issued at June 30, 2006 and December 31, 2005,
      respectively                                                              13,583             9,974
Additional paid-in capital                                                  85,436,650        84,089,530
Accumulated deficit                                                        (80,771,761)      (82,584,992)
Less treasury stock, at cost, 529 shares at June 30, 2006 and December
      31, 2005                                                                 (59,110)          (59,110)
                                                                           -----------       -----------
Total stockholders' equity                                                   4,619,362         1,455,402
                                                                           -----------       -----------
Total liabilities and stockholders' equity                                $  7,477,587      $  3,781,453
                                                                           ===========       ===========

The accompanying notes are an integral part of these unaudited condensed financial statements.

                              MACROCHEM CORPORATION
                     CONDENSED STATEMENTS OF OPERATIONS
            For the three and six months ended June 30, 2006 and 2005
                                   (Unaudited)

                                                    FOR THE THREE MONTHS ENDED JUNE 30,       FOR THE SIX MONTHS ENDED JUNE 30,
                                                           2006            2005                      2006             2005

OPERATING EXPENSES:
     Research and development                        $    90,243      $   739,008                $   156,225      $ 1,769,068
     Marketing, general and administrative               976,560          809,280                  2,117,687        1,644,278
                                                       ---------        ---------                  ---------        ---------
         TOTAL OPERATING EXPENSES                      1,066,803        1,548,288                  2,273,912        3,413,346
                                                       ---------        ---------                  ---------        ---------
LOSS FROM OPERATIONS                                  (1,066,803)      (1,548,288)                (2,273,912)      (3,413,346)
                                                       ---------        ---------                  ---------        ---------

OTHER INCOME:
     Interest income                                      73,410           21,942                    119,152           45,460
     Gain on change in value of warrant liability      4,892,565              ---                  4,313,068              ---
                                                       ---------        ---------                  ---------        ---------
         TOTAL OTHER INCOME
           (NOTE 5)                                    4,965,975           21,942                  4,432,220           45,460
                                                       ---------        ---------                  ---------        ---------
NET INCOME OR (LOSS)                                 $ 3,899,172      $(1,526,346)               $ 2,158,308      $(3,367,886)
                                                       =========        =========                  =========        =========
BENEFICIAL CONVERSION FEATURE
     (NOTE 5)                                                ---              ---                    (11,895)             ---

DIVIDEND ON SERIES C CUMULATIVE
     PREFERRED STOCK                                    (205,424)             ---                   (345,076)             ---
                                                       =========        =========                  =========        =========
NET INCOME OR (LOSS)
     ATTRIBUTABLE TO COMMON
     STOCKHOLDERS                                    $ 3,693,748      $(1,526,346)               $ 1,801,337      $(3,367,886)
                                                       =========        =========                  =========        =========
BASIC NET INCOME OR (LOSS)
     PER COMMON SHARE                                $      3.39      $     (1.56)               $      1.73      $     (3.54)
                                                       =========        =========                  =========        =========
DILUTED NET INCOME OR (LOSS)
     PER COMMON SHARE                                $      3.39      $     (1.56)               $       .28      $     (3.54)
                                                       =========        =========                  =========        =========
WEIGHTED AVERAGE SHARES USED
     TO COMPUTE BASIC NET
     INCOME OR (LOSS) PER COMMON
     SHARE                                             1,089,441          977,478                  1,043,969          951,291
                                                       =========        =========                  =========        =========

WEIGHTED AVERAGE SHARES USED
     TO COMPUTE DILUTED NET
     INCOME OR (LOSS) PER COMMON
     SHARE                                             1,089,441          977,478                  7,677,391          951,291
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


                           MACROCHEM CORPORATION
                           (Registrant)



August 25, 2006            /S/  ROBERT J. DELUCCIA
                           ------------------------------------
                           Robert J. DeLuccia
                           President and Chief Executive Officer
                           (Principal Executive Officer)

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