Form 10-Q
period 2006-09-30
MACROCHEM CORP
filed 2006-11-14
CIK 743884

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    Form 10-Q

(Mark One)
            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 2006
                                       or

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
Large accelerated filer        Accelerated filer        Non-accelerated filer X


     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
  Yes     No X
------   ------

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                                Outstanding at November 6, 2006:
----------------------------                    --------------------------------
Common Stock, $.01 par value                               2,115,927

                              MACROCHEM CORPORATION

                               INDEX TO FORM 10-Q


                                                                     Page Number
PART I            FINANCIAL INFORMATION

Item 1          Financial Statements

                Condensed Balance Sheets
                September 30, 2006 (Unaudited) and December 31, 2005           3

                Condensed Statements of Operations for the
                Three and Nine Months Ended September 30, 2006
                and 2005 (Unaudited)                                           4

                Condensed Statements of Cash Flows for the
                Nine Months Ended September 30, 2006
                and 2005 (Unaudited)                                         5-6

                Notes to Unaudited Condensed Financial
                Statements                                                  7-15

Item 2          Management's Discussion and Analysis of
                Financial Condition and Results of Operations              16-23

Item 3          Quantitative and Qualitative Disclosures About Market Risk    24

Item 4          Controls and Procedures                                       24


PART II         OTHER INFORMATION

Item 1A         Risk Factors                                               25-26

Item 6          Exhibits                                                      27

SIGNATURES                                                                    28

EXHIBIT INDEX                                                                 29

Item 1.  Financial Statements

                                           MACROCHEM CORPORATION
                                          CONDENSED BALANCE SHEETS




                                                                                SEPTEMBER 30,        DECEMBER 31,
                                                                                    2006                 2005
                                                                                 (Unaudited)
ASSETS                                                                          ------------       ------------
Current assets:
      Cash and cash equivalents                                                 $    589,574       $ 3,023,436
      Short-term investments                                                       5,150,263               ---
      Prepaid expenses and other current assets                                      256,041           106,761
                                                                                ------------       ------------
          Total current assets                                                     5,995,878         3,130,197

Property and equipment, net                                                           42,074            72,203

Patents, net                                                                         579,920           579,053
                                                                                ------------       ------------
Total assets                                                                    $  6,617,872       $ 3,781,453
                                                                                ============       ============
LIABILITIES
Current liabilities:
      Accounts payable                                                          $    302,610       $   125,478
      Accrued expenses and other liabilities                                         163,040           249,552
                                                                                ------------       ------------
          Total current liabilities                                                  465,650           375,030

Warrants liability (Note 5)                                                          554,397         1,620,778
                                                                                ------------       ------------
Total liabilities                                                                  1,020,047         1,995,808

Commitments and contingencies (Note 3)

Preferred stock, $.01 par value, 6,000,000 shares authorized, 809 and
     250 shares Series C Convertible issued and outstanding at
     September 30, 2006 and December 31, 2005, respectively (Note 5)                 335,441           330,243
                                                                                ------------       ------------
                                                                                     335,441           330,243

STOCKHOLDERS' EQUITY
Common stock, $.01 par value, 100,000,000 shares authorized;  2,116,456 and 997,438 shares issued at September 30, 2006 and
      December 31, 2005, respectively
                                                                                      21,165             9,974
Additional paid-in capital                                                        85,769,015        84,089,530
Accumulated deficit                                                             (80,468,686)       (82,584,992)
Less treasury stock, at cost, 529 shares at September 30, 2006 and
      December 31, 2005                                                             (59,110)           (59,110)
                                                                                ------------       ------------
Total stockholders' equity                                                         5,262,384         1,455,402
                                                                                ------------       ------------
Total liabilities and stockholders' equity                                      $  6,617,872       $ 3,781,453
                                                                                ============       ============

The accompanying notes are an integral part of these unaudited condensed financial statements.

                                                       MACROCHEM CORPORATION
                                                CONDENSED STATEMENTS OF OPERATIONS
                                 For the three and nine months ended September 30, 2006 and 2005
                                                            (Unaudited)


                                                    FOR THE THREE MONTHS ENDED                          FOR THE NINE MONTHS ENDED
                                                          SEPTEMBER 30,                                       SEPTEMBER 30,
                                                            2006                 2005                  2006                2005
                                                        ------------         ------------         -------------        -------------
OPERATING EXPENSES:
     Research and development                           $    332,295         $    380,881         $     488,520        $  2,149,949
     Marketing, general and administrative                   828,472              703,098             2,946,159           2,347,376
     Costs associated with staff reduction and
     transition agreements (Note 7)                                -              751,277                  -                751,277
                                                        ------------         ------------         -------------        -------------
         TOTAL OPERATING EXPENSES                          1,160,767            1,835,256             3,434,679           5,248,602
                                                        ------------         ------------         -------------        -------------
LOSS FROM OPERATIONS                                      (1,160,767)          (1,835,256)           (3,434,679)         (5,248,602)
                                                        ------------         ------------         -------------        -------------
OTHER INCOME:
     Interest income                                          69,929               14,264               189,081              59,724
     Gain on change in value of warrant liability          1,597,911                    -             5,910,979                   -
                                                        ------------         ------------         -------------        -------------
              TOTAL OTHER INCOME
             (NOTE 5)                                      1,667,840               14,264             6,100,060              59,724
                                                        ------------         ------------         -------------        -------------

NET INCOME (LOSS)                                       $    507,073         $ (1,820,992)        $   2,665,381        $ (5,188,878)
                                                        ============         ============         =============        =============

BENEFICIAL CONVERSION FEATURE (NOTE 5)                             -                    -               (11,895)                  -

DIVIDEND ON SERIES C CUMULATIVE PREFERRED STOCK             (203,999)                   -              (549,075)                  -
                                                        ============         ============         =============        =============

NET INCOME (LOSS) ATTRIBUTABLE TO COMMON
     STOCKHOLDERS                                       $    303,074         $ (1,820,992)  $         2,104,411        $ (5,188,878)
                                                        ============         ============         =============        =============

BASIC NET INCOME (LOSS) PER COMMON SHARE                $       0.21         $      (1.83)  $              1.78        $      (5.37)
                                                        ============         ============         =============        =============

DILUTED NET INCOME (LOSS)
     PER COMMON SHARE                                   $       0.06         $      (1.83)  $              0.33        $      (5.37)
                                                        ============         ============         =============        =============

WEIGHTED AVERAGE SHARES USED TO COMPUTE BASIC NET
     INCOME (LOSS) PER COMMON SHARE                        1,461,192              996,749             1,184,572             966,610
                                                        ============         ============         =============        =============

WEIGHTED AVERAGE SHARES USED
     TO COMPUTE DILUTED NET
       INCOME (LOSS) PER COMMON
       SHARE                                               9,169,190              996,749             8,053,511             966,610
                                                        ============         ============         =============        =============

The accompanying notes are an integral part of these unaudited condensed financial statements.

                                        MACROCHEM CORPORATION
                                 CONDENSED STATEMENTS OF CASH FLOWS
                          For the nine months ended September 30, 2006 and 2005
                                            (Unaudited)


                                                                           FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                                                                 2006                 2005

CASH FLOWS FROM OPERATING ACTIVITIES
     Net income (loss)                                                       $  2,665,381         $  (5,188,878)
     Adjustments to reconcile net income or loss to net cash
       used by operating activities:
         Depreciation and amortization                                             70,032               149,582
         Stock-based compensation                                                 804,489                   ---
         401(k) contributions in Company common stock                                 ---                15,610
         Deferred rent                                                                ---                (5,509)
         (Gain) on change in value of warrant liability                        (5,910,979)                  ---
     Change in assets and liabilities:
         Prepaid expenses and other current assets                               (149,281)              104,661
         Accounts payable and accrued expenses                                     90,621              (448,453)
                                                                              -------------          ------------
Net cash used in operating activities                                          (2,429,737)           (5,372,987)
                                                                              -------------          ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Sale of short-term investments                                                   ---             1,185,406
     Purchases of short-term investments                                       (5,150,263)                  ---
     Expenditures for property and equipment                                         (436)              (14,519)
     Additions to patents                                                         (40,334)             (105,439)
                                                                              -------------          ------------
Net cash (used in) provided by investing activities                            (5,191,033)            1,065,448
                                                                              -------------          ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net proceeds from issuance of Series C Cumulative
       Convertible Preferred Stock and Warrants                                 5,186,908                   ---
     Proceeds from sale of common stock (net of legal and
        financial costs)                                                              ---               601,341
     Proceeds from exercise of warrants                                               ---                87,500
                                                                              -------------          ------------
Net cash provided by financing activities                                       5,186,908               688,841
                                                                              -------------          ------------


Net change in cash and cash equivalents                                        (2,433,862)           (3,618,698)
Cash and cash equivalents at beginning of period                                3,023,436             4,888,868
                                                                              -------------          ------------

Cash and cash equivalents at end of period                                   $    589,574         $   1,270,170
                                                                             ==============          ============

The accompanying notes are an integral part of these unaudited condensed financial statements.


                                                                     (Continued)

                              MACROCHEM CORPORATION
                      STATEMENTS OF CASH FLOWS (Continued)


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

The Company did not pay any cash for interest expense or income taxes during the nine-month periods ended September 30, 2006 and 2005.

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



         The Company has been engaged primarily in research and development since its inception in 1981 and has derived limited revenues from the commercial sale of its products, licensing of certain technology and feasibility studies. The Company has had no revenues relating to the sale of any products currently under development. The Company has incurred net losses from operations every year since its inception and the Company anticipates that losses from operations will continue for the foreseeable future. At September 30, 2006, the Company's accumulated deficit was $80,468,686. At September 30, 2006, the Company believes that its existing cash and cash equivalents are sufficient to fund operations under the Company's current operating plan for at least the next twelve months. The Company's ability to continue operations after its current capital resources are exhausted depends on its ability to obtain additional financing and achieve profitable operations, as to which no assurances can be given. The Company's cash requirements may vary materially from those now planned because of changes in the focus and direction of its research and development programs, competitive and technical advances, patent developments or other developments.



         The Company organizes itself as one segment reporting to the chief executive officer. Products and services consist primarily of research and development activities in the pharmaceutical industry. The results disclosed in the Statement of Operations for the nine months ended September 30, 2006 are not necessarily indicative of the results to be expected for the full year.

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

         Adoption of SFAS 123(R)

         Prior to January 1, 2006, the Company accounted for stock-based compensation issued to employees using the intrinsic value method, which follows the recognition and measurement principles of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and Financial Accounting Standards Board ("FASB") Interpretation ("FIN") No. 44, "Accounting for Certain Transactions Involving Stock Compensation." Generally, no stock-based employee compensation cost related to stock options was reflected in net income, as all options granted under stock-based compensation plans had an exercise price equal to the market value of the underlying common stock on the grant date. Compensation cost related to restricted stock units granted to non-employee directors and certain key employees was reflected as an expense as services were rendered.

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

         On March 29, 2005, the Securities and Exchange Commission ("SEC") published Staff Accounting Bulletin ("SAB") No. 107, which provides the Staff's views on a variety of matters relating to stock-based payments. SAB No. 107 requires that stock-based compensation be classified in the same expense line items as cash compensation. The Company has classified stock-based compensation during the nine months ended September 30, 2006 within the same operating expense line items as cash compensation paid to employees.

         Stock-based compensation expense under SFAS No. 123(R) was $129,894 and $804,489 during the three and nine months ended September 30, 2006, respectively. The incremental impact of SFAS No. 123(R) during the three and nine months ended September 30, 2006 represents stock-based compensation expense related to stock options.

         Valuation Assumptions for Stock Options

         The fair value of stock options granted during the three and nine months ended September 30, 2006 and 2005 was estimated using the Black-Scholes option-pricing model with the following assumptions:

                                                     THREE AND NINE MONTHS ENDED
                                                            SEPTEMBER 30,
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

                                                               THREE MONTHS ENDED   NINE MONTHS ENDED
                                                               SEPTEMBER 30, 2005   SEPTEMBER 30, 2005

        Net loss as reported                                    $ (1,820,992)        $ (5,188,878)
        Deduct: Total stock-based employee compensation
                measured using the fair value method                 (67,226)            (680,413)
                                                                -------------        -------------
        Pro forma net loss                                      $ (1,888,218)        $ (5,869,291)
                                                                =============        =============
        Basic and diluted net loss per share - as reported      $      (1.83)        $      (5.37)
                                                                =============        =============
        Basic and diluted net loss per share - pro forma        $      (1.89)        $      (6.07)
                                                                =============        =============

         Stock option activity for the nine months ended September 30, 2006 was as follows:

                                                        WEIGHTED           WEIGHTED         AGGREGATE
                                        NUMBER OF       AVERAGE            AVERAGE          INTRINSIC
                                        OPTIONS      EXERCISE PRICE     REMAINING LIFE        VALUE

Outstanding, December 31, 2005           108,600      $  132.24
  Granted                                945,000      $    1.62
  Exercised                                  ---            ---
  Canceled or Expired                    (38,884)
                                       ----------     ----------        ----------        ----------
Outstanding, September 30, 2006        1,014,716      $   10.63             9.63          $        0
                                       ==========     ==========        ==========        ==========
Exercisable, September 30, 2006          382,363      $   24.81             6.01          $        0
                                       ==========     ==========        ==========        ==========

         The weighted average grant date fair value of options granted during the nine months ended September 30, 2006 was $1,250,910. The remaining unrecognized compensation cost related to unvested awards at September 30, 2006 was approximately $451,720 and the weighted average period of time over which this cost will be recognized is 1.25 years.


(3)      COMMITMENTS AND CONTINGENCIES

         LEASE COMMITMENTS - In accordance with certain lease contracts related to office space and equipment, in the event that they are terminated early, we would owe approximately $132,400 as early termination payments.

 (4)     BASIC AND DILUTED INCOME OR (LOSS) PER SHARE

         The following is a reconciliation of net income (loss) and weighted average common shares outstanding for purposes of calculating basic and diluted income (loss) per share:

                                                        THREE MONTHS ENDED                                 NINE MONTHS ENDED
                                                           SEPTEMBER 30,                                      SEPTEMBER 30,
                                                            2006                 2005                 2006                 2005

                                                        ------------         ------------         -------------        ------------
Basic income (loss) per common share
   computation:
   Numerator:
Net income (loss) available to common
stockholders used for basic income                      $    303,074         $ (1,820,992)        $   2,104,411        $ (5,188,878)
                                                        ============         ============         =============        ============
  Denominator:
Weighted average shares used for basic
  income (loss) per common share                           1,461,192              996,749             1,184,572             966,610
                                                        ============         ============         =============        ============

   Basic income (loss) per common share                 $       0.21         $      (1.83)        $        1.78        $      (5.37)
                                                        ============         ============         =============        ============


 Diluted income (loss) per common share
   Computation:
   Numerator:
 Net income (loss) used for basic income
   (loss) per common share                              $    303,074         $ (1,820,992)        $   2,104,411        $ (5,188,878)
 Dividend on convertible preferred                           203,999                  ---               549,075                 ---
                                                        ------------         ------------         -------------        ------------
 Net income (loss) used for diluted income
   (loss) per common share                              $    507,073         $ (1,820,992)        $   2,653,486        $ (5,188,878)
                                                        ============         ============         =============        ============
   Denominator:
 Weighted average shares used for basic
   income (loss) per common share                          1,461,192              996,749             1,184,572             966,610
 Effect of dilutive securities:
 Conversion of convertible preferred stock                 7,707,998                  ---             6,868,939                 ---
 Weighted average shares used for diluted
   income (loss) per common share                          9,169,190              996,749             8,053,511             966,610
                                                        ============         ============         =============        ============

 Diluted income (loss) per common share                 $       0.06            $   (1.83)        $        0.33        $      (5.37)
                                                        ------------         ------------         -------------        ------------


         Potential common shares are not included in the per share calculations for diluted loss per share where the effect of their inclusion would be anti-dilutive. Anti-dilutive potential shares not included in per share calculations for the three and nine months ended September 30, 2005 were 233,011 and 198,603, respectively. Dilutive shares not included in the income per share calculation for both the three and nine month periods ended September 30, 2006 were 9,716,289. These shares were not included as the closing average price of the Company's common shares for the three and nine months ended September 30, 2006 was below the exercise price of the warrants and stock options.

(5)      STOCKHOLDER'S EQUITY

         AUTHORIZED CAPITAL STOCK - Authorized capital stock consists of 100,000,000 shares of $.01 par value common stock of which 2,116,456 shares are issued (2,115,927 are outstanding) and 17,499,289 are reserved for issuance upon exercise of common stock options and warrants and conversion of Series C Cumulative Convertible Preferred Stock at September 30, 2006. Authorized preferred stock totals 6,000,000 shares, of which 500,000 shares have been designated Series A Preferred Stock, 600,000 shares have been designated Series B Preferred Stock and 1,500 shares have been designated Series C Cumulative Convertible Preferred Stock (809 shares of Series C Cumulative Convertible Preferred Stock were outstanding at September 30, 2006). The Series C Cumulative Convertible Preferred Stock has a liquidation value of $10,000 per share, is entitled to a dividend of 10% per annum, payable in cash or shares of our common stock at our option, which dividend rate is subject to increase to 14% upon the occurrence of certain events. The Series C Cumulative Convertible Preferred Stock is redeemable at the holder's election in the event the Company fails or refuses to convert any shares of Series C Cumulative Convertible Preferred Stock in accordance with the terms of the Certificate of Designation, Rights and Preferences of the Series C Cumulative Convertible Preferred Stock. The number of shares of common stock into which each share of Series C Cumulative Convertible Preferred Stock is convertible is determined by dividing the liquidation value per share plus all accrued and unpaid dividends thereon by $1.05.

         During 1998, the Company's Board of Directors authorized the repurchase of up to 23,809 shares of common stock at market price. The Company repurchased no shares in 2004, 2005 and 2006. At September 30, 2006, 529 repurchased shares remain available for future use and 16,180 shares are available to be repurchased.

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

         WARRANTS - On February 13, 2006, the Company closed a private placement in which institutional investors received six-year warrants to purchase 5,480,961 shares of the Company's common stock at an exercise price of $1.26 per share. As of September 30, 2006, none of these $1.26 investor warrants had been exercised. The placement agent in the transaction received a warrant to purchase approximately 548,095 shares of common stock at a purchase price of $1.05 for a period of six years. As of September 30, 2006, none of these $1.05 placement agent warrants had been exercised. On December 23, 2005, the Company closed a private placement in which institutional investors received warrants to purchase 2,380,951 shares of common stock at an exercise price of $1.26 per share for a period of six years. As of September 30, 2006, none of these $1.26 investor warrants had been exercised. The designees of the placement agent in this transaction received warrants to purchase approximately 238,095 shares of common stock at a purchase price of $1.05 for a period of five years. As of September 30, 2006, none of the $1.05 placement agent warrants had been exercised. In accordance with EITF 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock," the investor warrants are included as a liability and valued at fair market value each reporting period, with the changes in fair value recorded in earnings, until the Company meets the criteria under EITF 00-19 for permanent equity. The Company valued the investor warrants at $554,397 on September 30, 2006 using the Black-Scholes method with the following assumptions: a risk-free interest rate of 4.82%, volatility of 100%, and a dividend yield of 0%.

         On April 19, 2005, the Company closed a private placement in which institutional investors and certain executive officers and directors of the Company received warrants to purchase approximately 32,520 shares of common stock for a period of five years. The exercise price of the warrants is $14.70 per share for the institutional investors and $21.84 for the participating executive officers and directors. As of September 30, 2006, approximately 6,012 of the $14.70 warrants issued to the institutional investors had been exercised and none of the $21.84 warrants issued to participating executive officers and directors had been exercised. The placement agent in this transaction received a warrant to purchase approximately 1,190 shares of common stock at a purchase price of $14.70 for a period of five years. As of September 30, 2006, none of the $14.70 warrants issued to the placement agent had been exercised.

         During 2004, the Company conducted a private placement in which primarily institutional investors received warrants to purchase an aggregate of 25,723 shares of common stock at a purchase price of $87.78 per share for a period of five years. As of September 30, 2006, none of the $87.78 warrants had been exercised.

         During 2003, the Company conducted a private placement in which primarily institutional investors received warrants to purchase an aggregate of 21,684 shares of common stock at a purchase price of $49.266 per share for a period of three years. As of September 30, 2006, 9,011 of the $49.266 warrants issued to the institutional investors had been exercised. The placement agent in this transaction received a warrant to purchase 3,571 shares of common stock at a purchase price of $49.266 for a period of three years. As of September 30, 2006, none of the $49.266 warrants issued to the placement agent had been exercised.

         STOCK OPTION PLANS - The Company has two stock option plans, the 1994 Equity Incentive Plan (1994 Plan) and the 2001 Incentive Plan (the 2001
         Plan).

         Under the terms of the 1994 Plan, the Company may no longer award any options. All options previously granted under the 1994 Plan may be exercised at any time up to ten years from the date of award. During the three and nine-month periods ended September 30, 2006, no options were granted or exercised under the 1994 Plan. During the three and nine-month periods ended September 30, 2006, 6,214 and 23,756 options, respectively, were cancelled under the 1994 Plan.

         Under the terms of the 2001 Plan, the Company may grant options to purchase up to a maximum of 1,373,809 shares of common stock to certain employees, directors and consultants. During the three and nine month periods ended September 30, 2006, no options were granted, no options were exercised and 15,128 options were cancelled under the 2001 Plan.

         STOCK AND STOCK OPTION ISSUANCES OUTSIDE THE STOCK OPTION PLANS - During the three months ended September 30, 2006, no options were granted outside the Stock Option Plans. During the nine months ended September 30, 2006, options to purchase an aggregate of 945,000 shares of common stock were granted to executive officers and directors of the Company. One third of the options vested on the date of grant and the remaining options vest over a two year period with an exercise price of $1.62.

         During the nine months ended September 30, 2006, 75,000 shares of restricted stock were granted to Robert J. DeLuccia, the Company's Chief Executive Officer. The restricted stock vests if and when the Company's common stock trades at or above $4.00 per share for thirty consecutive trading days.

(6)      COMPREHENSIVE LOSS

         Comprehensive loss is equal to the Company's net loss for the nine months ended September 30, 2006 and 2005.

(7)      COSTS ASSOCIATED WITH STAFF REDUCTION AND TRANSITION AGREEMENTS

         As reported on September 7, 2005, the Company terminated substantially all its non-management personnel on August 31, 2005. The costs associated with this staff reduction and related expenses were approximately $166,839.

         As reported on September 16, 2005, the Company entered into transition agreements with its executive officers in September 2005. The transition agreements terminated the existing employment and severance agreements between the Company and each executive. Pursuant to the terms of the transition agreements, the executives agreed that they would remain employed by the Company until November 30, 2005. The costs associated with these transition agreements were approximately $584,438. These agreements also provide for aggregate payments of approximately $75,000 on November 30, 2005. There are no further payments due as a result of the staff reduction or under the transition agreements. As disclosed in our Annual Report on Form 10-K for the period ended December 31, 2005, we entered into employment agreements of indefinite length with our three remaining executive officers on February 13, 2006.

(8)      RECENT ACCOUNTING PRONOUNCEMENTS

         In June 2006, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 48 ("FIN 48"), "Accounting for Uncertain Tax
         Positions, an Interpretation of Statement of Financial Accounting Standards ("SFAS") No. 109". FIN 48 clarifies the accounting for uncertain tax positions that are more likely than not to be sustained upon examination by a relevant taxing authority. This interpretation is effective for fiscal years beginning after December 15, 2006. The adoption of the requirements of FIN 48 is not expected to have a material impact on the Company's financial condition, results of operations, or cash flows.

         In September 2006, the FASB issued SFAS 157, "Fair Value Measurements." This standard defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States ("GAAP"), and expands disclosures about fair value measurements. This standard is effective for financial statements issued for fiscal years beginning after November 15, 2007. Management is currently evaluating the requirements of SFAS 157 and has not yet determined the impact on the Company's financial condition, results of operations or cash flows.

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

     Since inception, we have been engaged primarily in research and development. We have not generated any meaningful revenues from operations and we have sustained significant operating losses. We anticipate that we will continue to incur significant operating losses for the foreseeable future. We cannot guarantee that we will be successful in commercializing our products, or that we will ever become profitable. As of September 30, 2006, we had an accumulated deficit of $80,468,686. Our product candidates are in discovery or developmental stages and must undergo a rigorous regulatory approval process, which includes costly and extensive pre-clinical and clinical testing, to demonstrate safety and efficacy before we can market any resulting product. To date, neither the FDA nor any of its international equivalents has approved any of our product candidates for marketing.

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

     We believe that our existing cash and cash equivalents and short term investments of $5,739,837 as of September 30, 2006 will be sufficient to meet our operating expenses and capital expenditure requirements under our current operating plan for at least the next twelve months.

         Research and Development Expenses. Research and development expenses consist of:

        o payments to consultants, investigators, contract research organizations and manufacturers in connection with our pre-clinical and clinical trials;

        o  costs associated with conducting our clinical trials;

        o  costs of developing and obtaining regulatory approvals;

        o  salaries and expenses for our research and development personnel; and

        o  allocable costs, including occupancy and depreciation.

     Because a portion of our research and development expenses (including employee payroll and related benefits, laboratory supplies, travel, dues and subscriptions, temporary help costs, consulting costs and allocable costs such as occupancy and depreciation) benefit multiple projects or our drug delivery technologies in general, we do not track these expenses by project. On August 31, 2005, we discontinued all research and development activities and terminated substantially all of our non-management personnel. We resumed development activities in the first quarter of 2006. For the three-month period ended September 30, 2006, we spent $332,295 on research and development, including $271,504 in costs associated with a clinical trial for EcoNail and $60,791 in costs not specifically tracked to a project. For the three months ended September 30, 2005, we spent $380,881 on research and development, all of which was not specifically tracked to a particular project. For the nine-month period ended September 30, 2006, we spent $488,520 on research and development, including $419,351 in costs associated with a clinical trial for EcoNail and $69,169 in costs not specifically tracked to a project. For the nine months ended September 30, 2005, we spent $2,149,949 on research and development, including $22,965 and $111,739 in costs associated with our clinical trials for EcoNail and Opterone, respectively, and $2,015,245 in costs not specifically tracked to a particular project.

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

     RESEARCH AND DEVELOPMENT. Research and development costs are expensed as incurred.

     WARRANTS AND LIABILITY. Based on certain terms in the warrants that we issued in connection with the sale of our Series C Cumulative Convertible Preferred Stock, we determined that the warrants should be classified as a liability and valued at fair market value each reporting period, with the changes in fair value recorded in earnings, in accordance with EITF 00-19, "Accounting for Derivative Financial Investments Indexed to, and Potentially Settled in, a Company's Own Stock." We will continue to evaluate the warrants under EITF 00-19 to determine when, if ever, they meet certain criteria under EITF 00-19 for permanent equity.

RESULTS OF OPERATIONS

     We had no revenues for the three-month and nine-month periods ending September 30, 2006 and September 30, 2005. For the year ending December 31, 2006, we do not expect to have any revenues.

     For the three-month period ended September 30, 2006, research and development costs decreased by $48,586, or 12.8%, to $332,295 from $380,881 in the three-month period ended September 30, 2005. The decrease is primarily attributable to the temporary cessation of research and development activities in August 2005, resulting in a reduction in payroll and related expenses of $207,468 and a reduction in laboratory operating expenses of $170,818 in the three-month period ended September 30, 2006. The decrease was offset by an increase in spending of $332,295 on clinical trials for the three month period ending September 30, 2006. For the nine-month period ended September 30, 2006, research and development costs decreased by $1,661,429, or 77.3%, to $488,520 from $2,149,949 in the nine-month period ended September 30, 2005. The decrease is primarily attributable to the temporary cessation of research and development activities in August 2005, resulting in a reduction in payroll and related expenses of $684,628 and a reduction in laboratory operating expenses of $580,076 in the nine-month period ended September 30, 2006 compared to the same period in 2005. In addition, there was a reduction in spending on clinical trials of $410,567 in the nine month period ended September 30, 2006 compared with the same period in 2005. For the next quarter, we expect research and development spending to increase significantly from the level seen in the first three quarters of 2006 as we continue the ongoing clinical trial for EcoNail in the fourth quarter of 2006.

     For the three-month period ended September 30, 2006, marketing, general and administrative costs increased by $125,374, or 17.8%, to $828,472, from $703,098 in the three-month period ended September 30, 2005. The increase is primarily attributable to the Company's adoption of SFAS No. 123(R), which requires the expensing of stock options granted to employees based on the fair value on the date of the grant, resulting in an expense of $129,894. In addition, expenses relating to conferences and investor relations meetings increased by approximately $145,255. The effect of these amounts on marketing, general and administrative expenses for the three-month period ended September 30, 2006 was partially offset by a reduction in legal and audit expenses of approximately $75,775 and patent and search fees by approximately $40,439. In addition, there was a savings attributable to a staff reduction in August 2005 which resulted in a reduction of salary and related expenses of $28,188. For the nine-month period ended September 30, 2006, marketing, general and administrative costs increased by $598,783, or 25.5%, to $2,946,159, from $2,347,376 in the nine-month period ended September 30, 2005. The increase is primarily attributable to the Company's adoption of SFAS No. 123(R), which requires the expensing of stock options granted to employees based on the fair value on the date of the grant, resulting in an expense of $804,489. In addition, expenses related to conferences and investor relations meetings increased by approximately $170,061. The Company also incurred additional costs of $14,837 relating to certain SEC filings and reverse stock splits. The effect of these amounts on marketing, general and administrative expenses for the nine-month period ended September 30, 2006 was partially offset by savings attributable to a staff reduction in August 2005 which resulted in a reduction of salary and related expenses of $280,941 during the nine-month period ended September 30, 2006. In addition, in the nine-month period ended September 30, 2006, legal and audit expenses decreased by approximately $57,495, insurance expenses decreased by approximately $20,156 and patent and search fees decreased by approximately $66,277. For the next quarter, we expect marketing, general and administrative spending to approximate the same level as seen in the third quarter of 2006.

     For the three-month period ended September 30, 2006, other income increased by $1,653,576 to $1,667,840 compared to $14,264 in the three-month period ended September 30, 2005. This is primarily a non-cash increase as a result of a change in the valuation of warrants in accordance with EITF 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock" to reflect a decline in price of our common stock for which the warrants are exercisable. As a result, the fair value of the warrant liability decreased by $1,597,911. Interest income for the three-month period ended September 30, 2006 increased by $55,665 to $69,929 compared to interest income of $14,264 in the three-month period ended September 30, 2005. The increase in interest income is due to higher amounts of cash available for investing purposes and higher interest rate returns available for cash that is invested. For the nine-month period ended September 30, 2006, other income increased by $6,040,336 to $6,100,060 compared to $59,724 in the nine-month period ended September 30, 2005. The increase is primarily the result of the valuation of warrants in accordance with EITF 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock." As a result, the fair value of the warrant liability decreased by $5,910,979. Interest income for the nine-month period ended September 30, 2006 increased by $129,357 to $189,081 compared to interest income of $59,724 in the nine-month period ended September 30, 2005. The increase in interest income is due to higher amounts of cash available for investing purposes and higher interest rate returns available for cash that is invested.

     For the reasons described above, the Company's financial statements reflect a net income of $507,073 in the three-month period ended September 30, 2006 compared with a net loss of $1,820,992 in the three-month period ended September 30, 2005. For the nine-month period ended September 30, 2006, the Company's financial statements reflect a net income of $2,665,381 compared with a net loss of $5,188,878 in the nine-month period ended September 30, 2005.

LIQUIDITY AND CAPITAL RESOURCES

     Since inception, our primary source of funding for our operations has been the private and public sale of our securities, and, to a lesser extent, the licensing of our proprietary technology and products, research collaborations, feasibility studies, government grants and the limited sales of products and test materials. During the first nine months of 2006, we received no proceeds from the exercise of options and warrants, and gross proceeds of $5,755,000 ($5,186,908 net of cash issuance costs) as a result of the sale of our Series C Cumulative Convertible Preferred Stock in a private placement financing transaction. During the first nine months of 2005, we received net proceeds of $87,500 from the exercise of warrants and gross proceeds of $815,000 (before issuance costs) as a result of the sale of our common stock in a private placement transaction.

     At September 30, 2006, working capital was approximately $5.5 million, compared to $1.2 million at September 30, 2005. The increase in our working capital reflects the receipt of private placement proceeds, partially offset by the use of funds in operations during the year. On February 13, 2006, we sold
575.5 shares of our Series C Cumulative Convertible Preferred Stock for $5,755,000 in gross proceeds ($5,186,908 net of cash issuance costs) in a private placement to institutional investors. The investors also received warrants to purchase 5,480,961 shares of the Company's common stock at an exercise price of $1.26 per share. Until such time as we obtain agreements with third-party licensees or partners to provide funding for our anticipated business activities, or otherwise generate revenue from the commercialization of our products, we will use our working capital to fund our operating activities.

     Pursuant to a plan approved by our Board of Directors in 1998, we are authorized to repurchase 23,809 shares of our common stock to be held as treasury shares for future use. During the nine-month period ended September 30, 2006, we did not repurchase any shares of common stock. At September 30, 2006, 529 repurchased shares remain available for future use and 16,180 shares remain available for repurchase under the plan.

     Capital and patent development expenditures were $40,770 for the first nine months of 2006. Capital and patent development expenditures were $119,958 for the nine-month period ended September 30, 2005. We anticipate additional capital and patent expenditures will be approximately $40,000 for the remainder of the fiscal year ending December 31, 2006.

     On August 31, 2005, at the direction of our Board of Directors, we discontinued all research and development activities and terminated substantially all of our non-management personnel. We made payments of approximately $166,839 in connection with this staff reduction and related expenses. In September 2005, the Company entered into transition agreements with its executive officers. The transition agreements terminated the existing employment and severance agreements between the Company and each executive. Pursuant to the terms of the transition agreements, the executives agreed that they would remain employed by the Company until November 30, 2005. Three executives executed amendments to their transition agreements extending their employment through December 31, 2005 and beyond. We made payments of approximately $709,646 in connection with all executive transition agreements. We also made aggregate payments of approximately $35,000 on November 30, 2005 and $35,000 on December 15, 2005 under a separate provision of the transition agreements. There are no further payments due as a result of the staff reduction or under the transition agreements. As disclosed in our Annual Report on Form
10-K for the period ended December 31, 2005, we entered into employment agreements of indefinite length with our three remaining executive officers on February 13, 2006.

     As of September 30, 2006, we had $5,739,837 in cash, cash equivalents and short-term investments. We believe that our existing cash and cash equivalents will be sufficient to meet our anticipated operating expenses and capital expenditure requirements under our current operating plan for at least the next twelve months. Our cash requirements may vary materially from those now planned because of changes in the focus and direction of our research and development programs, competitive and technical advances, patent developments or other developments. We will require additional financing to continue operations after we exhaust our current capital resources and to continue our long-term plans for clinical trials and new product development. We expect to continue financing our operations through sales of our securities, strategic alliances or other financing vehicles, if any, that might become available to us on terms that we deem acceptable.

     We do not enter into financial instrument transactions for trading or speculative purposes. We do not intend to establish any special purpose entity and do not have any material off balance sheet financing transactions. We do not believe that inflation will have any significant effect on the results of our operations.

     As described in our current report on Form 8-K filed on July 25, 2006, we entered into a 20-month sublease of approximately 4,000 square feet of office space at, and relocated our principal executive offices to, 40 Washington St., Suites 220 and 240, Wellesley Hills, Massachusetts, 02481, effective as of June 1, 2006. Our telephone number is (781) 489-7310. At September 30, 2006, with the exception of this sublease, the Company had no long-term contractual obligations.

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 2006, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 48 ("FIN 48"), "Accounting for Uncertain Tax Positions, an Interpretation of Statement of Financial Accounting Standards ("SFAS") No. 109". FIN 48 clarifies the accounting for uncertain tax positions that are more likely than not to be sustained upon examination by a relevant taxing authority. This interpretation is effective for fiscal years beginning after December 15, 2006. The adoption of the requirements of FIN 48 is not expected to have a material impact on the Company's financial condition, results of operations, or cash flows.

     In September 2006, the FASB issued SFAS 157, "Fair Value Measurements." This standard defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States ("GAAP"), and expands disclosures about fair value measurements. This standard is effective for financial statements issued for fiscal years beginning after November 15, 2007. Management is currently evaluating the requirements of SFAS 157 and has not yet determined the impact on the Company's financial condition, results of operations or cash flows.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

     As of September 30, 2006, we were exposed to market risks, which relate primarily to changes in U.S. interest rates. Our cash equivalents and short-term investments are subject to interest rate risk and will decline in value if interest rates increase. Due to the short duration of these financial instruments, generally one year or less, changes in interest rates would not have a material effect on our financial position. A hypothetical 10% change in interest rates would not have a material effect on our Statement of Operations or Cash Flows for the nine months ending September 30, 2006.

Item 4.  CONTROLS AND PROCEDURES

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

     There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

     Since 1981, we have been engaged primarily in research and development and have derived limited revenues from feasibility studies and the licensing of our technology. We have not generated any material revenues from the sale of any products. In addition, we have incurred net losses every year since we began doing business and we anticipate that we will continue to incur losses from operations for the foreseeable future. As of December 31, 2005, we had an accumulated deficit of approximately $82,584,992. For the fiscal years ended December 31, 2003, 2004 and 2005, we had a net loss of $5,661,694, $8,274,521, and $5,760,475, respectively.

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

WE ARE CONTRACTUALLY OBLIGATED TO ISSUE SHARES IN THE FUTURE, DILUTING YOUR INTEREST IN US.

     As of March 7, 2006, our Series C Cumulative Convertible Preferred Stock is convertible into an aggregate of, giving effect to the beneficial ownership restrictions on conversion, 4,057,882 shares of common stock (7,861,900 shares of common stock without regard to the beneficial ownership restrictions on conversion). In addition, we are required to issue quarterly dividends on our Series C Cumulative Convertible Preferred Stock which we may elect to pay in shares of our common stock. In addition, as of March 7, 2006, there are outstanding and exercisable warrants to purchase approximately 8,725,270 shares of our common stock, at a weighted average exercise price of $1.89 per share. As of March 7, 2006, there also are outstanding and exercisable options to purchase approximately 430,264 shares of our common stock, at a weighted average exercise price of $34.06 per share. Moreover, we expect to issue additional options to purchase shares of our common stock to compensate employees, consultants and directors and may issue additional shares to raise capital, acquire other companies or technologies, to pay for services, or for other corporate purposes. Any such issuances will have the effect of further diluting the interest of our common stockholders.

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


                           MacroChem Corporation
                           (Registrant)



November 14, 2006          /s/  Robert J. DeLuccia
                           Robert J. DeLuccia
                           President and Chief Executive Officer
                           (Principal Executive Officer)

                           /s/  Bernard R. Patriacca
                           Bernard R. Patriacca
                           Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

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