Form 10-K
period 2006-12-31
MACROCHEM CORP
filed 2007-03-30
CIK 743884

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)
[X]                         ANNUAL REPORT PURSUANT TO
                           SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the Fiscal Year Ended December 31, 2006

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

                         40 WASHINGTON STREET, SUITE 220
                      WELLESLEY HILLS, MASSACHUSETTS 02481
                    (Address of principal executive offices)
                                 (781) 489-7310
                               (Telephone number)

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:

TITLE OF CLASS                         NAME OF EACH EXCHANGE ON WHICH REGISTERED
--------------                         -----------------------------------------
Common Stock, $.01 par value           N/A

Series B Preferred Stock Purchase      N/A
Rights, $.01 par value

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

Large accelerated filer       Accelerated filer     Non-accelerated filer  X

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes No X -------- ------

     As of June 30, 2006, the aggregate market value of common stock held by non-affiliates of the registrant approximated $877,322 based upon the closing price of the common stock as reported on the Nasdaq Capital Market as of the close of business on that date. Shares of common stock held by each executive officer and director and by each entity that owns 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     AS OF MARCH 19, 2007, 2,849,534 SHARES OF COMMON STOCK, $.01 PAR VALUE, WERE OUTSTANDING.

     Portions of the Registrant's proxy statement relating to the 2007 Annual Meeting of Shareholders are incorporated into Part III of this Form 10-K.

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

     In this Annual Report on Form 10-K, we use the terms "MacroChem", the "Company", "we", "us" and "our" to refer to MacroChem Corporation. We were organized and commenced operations as a Massachusetts corporation in 1981 and we were reincorporated as a Delaware corporation on May 26, 1992. Our principal executive offices are located at 40 Washington Street, Suite 220, Wellesley Hills, Massachusetts 02481 and our phone number is (781) 489-7310.

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

OVERVIEW

     We are a specialty pharmaceutical company that develops and seeks to commercialize pharmaceutical products. Currently, our portfolio of proprietary product candidates is based on our drug delivery technologies: SEPA, MacroDerm and DermaPass. Our SEPA topical drug delivery technology (SEPA is an acronym for "Soft Enhancement of Percutaneous Absorption," where "soft" refers to the reversibility of the skin effect of the technology, and "percutaneous" means "through the skin") enhances the efficiency and rate of diffusion of drugs into and through the skin. Our composition of matter patent on the SEPA family of compounds expired in November 2006. We own five composition of matter and use patents, with expiration dates ranging from 2015 to 2019, for the combination of SEPA with numerous existing classes of drugs, including antifungals and human sex hormones. Our patented MacroDerm drug delivery technology encompasses a family of low to moderate molecular weight polymers that impede dermal drug or chemical penetration, which may be usable, for example, to prevent chemicals in insect repellant from penetrating the skin. We own three patents covering the composition of matter and methods of use of our MacroDerm polymers that expire in 2015. We have also filed a patent application for our DermaPass family of transdermal absorption enhancers that have a different drug delivery profile than SEPA, which we believe could be used with a wider range of active pharmaceutical ingredients.

     Our lead product candidate is EcoNail, a topically applied SEPA-based econazole lacquer for the treatment of onychomycosis, a condition commonly known as nail fungus. Econazole, a commercially available topical antifungal agent most commonly used to treat fungal skin infections, inhibits in vitro growth of the fungi most commonly implicated in onychomycosis. When used in EcoNail, SEPA works by allowing more rapid and complete release of econazole from the lacquer into and through the nail plate. In a pre-clinical study using human cadaver nails, EcoNail delivered through the nail more than 14,000 times the minimum concentration of econazole needed to inhibit the fungi most commonly associated with onychomycosis. Following our laboratory studies, we conducted a randomized, double blind controlled Phase 1 tolerance/human exposure trial of EcoNail in nineteen patients with onychomycosis of the toenails. In this study, EcoNail was well tolerated, and investigators reported no serious drug-related adverse events. Serum assays used to determine the level of drug in the bloodstream showed no detectable levels of econazole, further supporting EcoNail's systemic safety profile. Full data from the 18-week trial were presented in May 2005 at the annual meeting of the Society for Investigative Dermatology. We have a composition of matter and use patent covering EcoNail that will expire in 2019.

     We commenced a Phase 2 efficacy study of EcoNail in the third quarter of 2006. This study is being conducted through a contract research organization with significant experience in onychomycosis trials.

         Our other clinical stage product candidate, Opterone, is a topically applied SEPA-based testosterone cream designed to treat male hypogonadism. Male hypogonadism is a condition in which men have levels of circulating testosterone below the normal range and may exhibit one or more associated symptoms, including low energy levels, decreased sexual performance, loss of sex drive, increased body fat or loss of muscle mass. We believe Opterone has significant advantages over other testosterone delivery methods and that its formulation as a cream should avoid an oily feel as well as application and cosmetic concerns reported by some users of gel formulations. To the best of our knowledge, Opterone is the first and only clinical development stage testosterone cream in the U.S. In August 2004, we announced the completion of a pharmacokinetics study of Opterone in hypogonadal males. In May 2005, we announced results from a bioavailability study of Opterone. In that study, patients using a 2.5 gram dose of Opterone applied to the upper arms and shoulders reached the natural physiologic range of testosterone levels over a 24-hour period. In December 2005, we received a letter from the Division of Reproductive and Urologic Products of the U.S. Food and Drug Administration, or FDA, in response to questions posed by us regarding a proposed Phase 3 clinical program for Opterone. In the letter, the FDA requested that we conduct additional investigation into multiple dose safety and pharmacokinetics before beginning any eventual Phase 3 protocol. The additional investigation and Phase 3 revisions will increase the time and expense associated with the development of Opterone. The next step in the development process for Opterone is a Phase 2 trial. We are seeking a partner to advance development of this product candidate. We may elect not to develop Opterone further if we cannot find a partner. We have a composition of matter and use patent covering Opterone that will expire in 2017.

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

OUR STRATEGY

     Our strategy is to become a leading provider of specialty pharmaceuticals by innovating, developing and commercializing a portfolio of proprietary products through the use of our drug delivery technologies, strategic partnering, or in-licensing other products or technologies. Key elements of our strategy include:

o CONTINUE CLINICAL DEVELOPMENT OF OUR LEAD PRODUCT CANDIDATE, ECONAIL. In the near-term, we intend to focus most of our resources on conducting and completing clinical trials of our EcoNail product candidate.

o CREATE VALUE THROUGH STRATEGIC PARTNERSHIPS. Where appropriate, we intend to seek partners to facilitate the development and commercialization of our product candidates.
o IN-LICENSE SELECTED PRODUCTS AND TECHNOLOGIES. We intend to identify and in license products and technologies to complement and expand our portfolio of product candidates.
o LEVERAGE AND EXPAND OUR EXISTING TECHNOLOGIES TO DEVELOP NEW PRODUCTS. We believe pharmaceuticals and certain other commercial products used on the skin may be formulated using our drug delivery technologies and could have applications in the treatment of other diseases and conditions. We will seek to identify new product candidates by selecting and developing additional pharmaceuticals and skin products that can be combined effectively with our technologies.

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

     Our SEPA drug delivery technology is a family of compounds that can enhance the transport, penetration and controlled delivery of a wide range of drugs through the skin. We have chosen SEPA 0009, a member of the SEPA family, for clinical development. SEPA enhances transdermal drug delivery by temporarily and reversibly disrupting the alignment of the lipid bilayer within the lipid matrix in the stratum corneum. This disruption renders the skin temporarily permeable, allowing a drug to diffuse through the stratum corneum in the epidermis, and then into and through the dermis, where it can enter the bloodstream through the capillaries.

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

     CURRENT TREATMENTS AND THEIR SHORTCOMINGS

     Current treatment options for onychomycosis include oral drugs, debridement (filing, trimming and scraping), nail avulsion (surgical or chemical excision of the infected nail plate) and topical drug therapies. There are two oral therapies marketed for the treatment of onychomycosis in the U.S.: Lamisil (terbinafine) and Sporanox (itraconazole). The leading oral treatment, Lamisil, has a complete cure rate of approximately 38%, but also has a 15% relapse rate. Sporanox has a complete cure rate of approximately 14%. Complete cure refers to mycological cure, or simultaneous occurrence of a negative KOH (a potassium hydroxide staining method for direct microscopic examination of nail scrapings) and a negative fungal culture, plus clinical cure, or clearance of all signs of infection. One risk associated with each of the oral treatments, both of which undergo substantial first pass metabolism by the liver, is liver disease. As a result, patients must continually monitor their liver function for signs of failure, including fatigue, anorexia, nausea and/or vomiting, jaundice, dark urine or pale stools. Such monitoring typically requires blood tests and associated office visits, which can impact patient compliance. In the rare case that liver failure occurs, it can result in death or the need for a liver transplant. Mechanical debridement, which is a traditional podiatric approach to onychomycosis that reduces the thickness of the nail, is not a cure for onychomycosis and requires time, specialized instruments and experience. Nail avulsion, which requires surgical or chemical removal of the nail plate causes discomfort and traumatizes the nail bed.

     TOPICAL ADMINISTRATION

     The only topical onychomycosis drug currently marketed in the U.S. is Penlac(R) (ciclopirox), a nail lacquer which has a complete cure rate of less than 10% and requires up to 48 weeks of treatment, including periodic removal of any unattached infected nail by a health care professional.

     THE ECONAIL APPROACH

     Topically delivered lacquer formulations, like EcoNail, have specific advantages over other existing oral treatments because they are applied like nail polish, treat fungal nail infections locally, and facilitate close and extended contact between an antifungal drug and the outer, or dorsal, nail surface. Developers of topical nail lacquers for onychomycosis face two major challenges. First, lacquers with acceptable hardness, durability and drying time tend not to release antifungal drugs from the lacquer matrix readily. Second, most antifungal drugs do not penetrate into the deep, or ventral, nail plate adequately when applied to the outer, or dorsal, nail surface, which results in insufficient antifungal concentrations at the site of infection.

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

CLINICAL DEVELOPMENT

     Following our laboratory studies, we conducted a Phase 1 tolerance/human exposure clinical trial of EcoNail in patients with onychomycosis and released six week safety and tolerance data from that trial in November 2004. The trial was a randomized, double-blind, controlled Phase 1 trial conducted at two U.S. clinical sites. Nineteen patients with onychomycosis of the toenails completed the safety-tolerability segment of the study, in which all fingernails and toenails were treated twice daily for six weeks with either EcoNail or a control nail lacquer. The six week safety-tolerability segment was followed by an open-label segment of the trial in which all patients received EcoNail applied once daily to all nails for an additional 12 weeks to extend patient exposure experience.

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

     In October 2006, we began enrollment in a Phase II study of EcoNail in patients with onychomycosis. We expect to enroll approximately 40 patients in this U.S. multi-center open label trial. Patients participating in the study, which is being conducted under our U.S. Investigational New Drug application filed with the FDA, will receive 48 weeks of treatment and will undergo efficacy assessments using standard criteria of nail appearance and mycology. The study protocol also specifies an interim assessment after all patients complete 24 weeks of treatment. At both the interim and final assessments, we plan to utilize a panel of independent onychomycosis experts to assist with the efficacy evaluations.

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

     THE OPTERONE APPROACH

     Opterone is our topically applied cream formulation of 1% testosterone and SEPA. To the best of our knowledge, Opterone is the first and only clinical development stage testosterone cream in the U.S. In both laboratory and clinical settings, we demonstrated that SEPA enhances the absorption of testosterone through the skin. IN VITRO studies using human cadaver skin showed that our enhanced cream formulation delivered two to three times more testosterone transdermally over a 24-hour period when compared to equivalent doses of the currently marketed gel products. These IN VITRO studies also suggested that our enhanced cream formulation may deliver comparable amounts of testosterone in smaller dose volumes than currently marketed gel products. In addition, we believe that the creamy texture and consistency, the non-oily feel and the other physical attributes of Opterone cream will provide a more cosmetically pleasing application than available gel treatments.

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

COMPETITION

     We compete with a number of companies, many of which are large, multi-national organizations with worldwide distribution. We believe that our major competitors in the drug delivery sector of the health care industry include Bentley Pharmaceuticals, Inc., Biosante Pharmaceuticals, Inc., NexMed, Inc., Connetics Corporation, Antares Pharma, Inc. and Barrier Therapeutics, Inc. Established competitors in the therapeutic areas that our clinical stage product candidates seek to address include, with respect to onychomycosis, Novartis AG, Johnson & Johnson and Sanofi Aventis (Dermik Laboratories), and with respect to male hypogonadism, Solvay Pharmaceuticals, Inc., Auxilium Pharmaceuticals, Inc., Watson Pharmaceuticals, Inc. and Columbia Laboratories, Inc. Compared with us, these companies have or may have substantially greater capital resources, research and development and technical staff, facilities and experience in obtaining regulatory approvals, as well as in manufacturing, marketing and distribution of products.

     With respect to onychomycosis, Novartis AG and Johnson & Johnson each offer an orally administered antifungal therapy and Sanofi Aventis (Dermik Laboratories) offers a topical nail lacquer therapy for treating fungal infections of the nail. A number of other companies, including Nexmed, Inc./Novartis AG, Schering-Plough/Anacor Pharmaceuticals, Inc. and Ivrea/MediQuest Therapeutics, Inc., are also developing topical therapies for these infections.

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

RESEARCH AND DEVELOPMENT

     In August 2005, at the direction of our board of directors, we discontinued all research and development activities and terminated substantially all of our non-management personnel. Following this staff reduction, in order to conduct research and development activities, including stability studies, tests of our unique formulations and the design of manufacturing processes for our drug delivery technologies, we have contracted and will continue to contract with third parties to perform this work. We believe that there are numerous third party contractors who would be able to perform such research and development activities.

     Prior to the staff reduction in August 2005, we conducted our research and development activities through our own staff and facilities, and also through collaborative arrangements with universities, contract research organizations and independent consultants. Research and developmental expenditures were $4,221,039, $2,291,721 and $679,759 during the years ended December 31, 2004,
2005 and 2006, respectively. We also rely upon third parties to conduct clinical studies and to obtain FDA and other regulatory approvals.

PATENTS, TRADEMARKS AND LICENSE RIGHTS

     Our composition of matter patent on the SEPA family of compounds expired in November 2006. We own five composition of matter and use patents, with expiration dates ranging from 2015 to 2019, for the combination of SEPA with numerous existing classes of drugs, including antifungals and human sex hormones. The patent for SEPA combined with antifungals covers the combination of SEPA and econazole in EcoNail, and the patent for SEPA combined with human sex hormones covers the combination of SEPA and testosterone in Opterone.

     With respect to our MacroDerm technology, we have three U.S. patents covering the chemical composition and use of the MacroDerm polymers, which expire in 2015.

     We intend to seek other composition of matter and use patents regarding various formulations based on our drug delivery technologies and for new technologies. In 2006, we did not file any new U.S. patent applications.

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

EMPLOYEES

     As of December 31, 2006, we had five full time employees and one part-time employee, none of whom are dedicated to research and development and regulatory affairs. Effective as of March 15, 2007, Glenn E. Deegan resigned his position as our Vice President and General Counsel and Secretary. None of our employees are covered by a collective bargaining agreement, and we consider relations with our employees to be good.

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

     Since 1981, we have been engaged primarily in research and development and have derived limited revenues from feasibility studies and the licensing of our technology. We have not generated any material revenues from the sale of any products. In addition, we have incurred net operating losses every year since we began doing business and we anticipate that we will continue to incur operating losses for the foreseeable future. As of December 31, 2006, we had an accumulated deficit of approximately $81,385,779. For the fiscal year ended December 31, 2006, we had net income of $1,951,279, however, such net income was the result of a non-cash gain in a liability classified warrant caused by a decline in our stock price. For the fiscal years ended December 31, 2005 and 2004, we had a net loss of $5,760,475 and $8,274,521, respectively.

     On August 31, 2005, due to our financial condition at the time and our inability to raise sufficient capital to maintain operations, we discontinued all research and development activities and terminated substantially all of our non-management personnel. In December 2005 and February 2006, we raised an aggregate of $8.25 million in a private placement of our securities to institutional investors. As a result of this private placement, we resumed operations with a focus on advancing clinical development of our lead product, EcoNail. Our ability to continue operations after our current capital resources are exhausted depends on our ability to secure additional financing and to become profitable, which we cannot guarantee.

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

     On December 5, 2005, we received a response from the Division of Reproductive and Urologic Products at the FDA to questions posed by us regarding the proposed Phase 3 clinical program for Opterone, a topical cream for male testosterone deficiency containing SEPA. In the response, the FDA reiterated its safety concerns regarding the skin irritation potential of SEPA related to pre-clinical studies of SEPA, including without limitation, the 26-week transgenic-mouse (Tg.AC) carcinogenicity study of SEPA. The FDA also expressed concern regarding skin irritation observed in some patients in recently completed Opterone clinical studies. To address these concerns as well as other issues related to Opterone's safety and efficacy program, the FDA requested that we, if we intend to pursue clinical development of Opterone, conduct additional investigation into multiple dose safety and pharmacokinetics before beginning any eventual Phase 3 study. The FDA also confirmed the requirement for other clinical pharmacology studies prior to any NDA submission and requested that we revise our proposed Phase 3 protocol to include additional patients and to extend patient exposure and safety follow-up. If we decide to pursue the clinical development of Opterone, the additional investigation and Phase 3 revisions will increase the time and expense associated with the development of Opterone and may materially adversely affect our ability to find a partner to advance the development of Opterone. Furthermore, there can be no assurance that the results of the studies, if conducted, will address the FDA's safety concerns or justify further development of Opterone or that any SEPA-based product will be approved by the FDA.

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

IF OUR PRODUCT CANDIDATES ARE NOT ACCEPTED BY PHYSICIANS AND PATIENTS, WE MAY NEVER GENERATE PROFITS FROM OPERATIONS.

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

     Our composition of matter patent covering SEPA expired in November 2006. The expiration of that patent will enable competitors to develop SEPA-based product candidates covering applications for which we have not obtained composition and use patents. As a result, our competitive position may be adversely affected.

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

TOGETHER, CERTAIN OF OUR SHAREHOLDERS OWN A MAJORITY OF OUR STOCK AND COULD ULTIMATELY CONTROL DECISIONS REGARDING US.

     In our private placement which closed in December 2005 and February 2006, we issued 825.5 shares of our Series C Cumulative Convertible Preferred Stock and warrants to purchase 7,861,912 shares of our common stock. The Series C Cumulative Convertible Preferred Stock is convertible into shares of common stock and votes together with the common stock on an as-if-converted to common stock basis. Unless a holder of Series C Cumulative Convertible Preferred Stock elects otherwise, its ability to convert its Series C Cumulative Convertible Preferred Stock into common stock or to vote on an as-if-converted to common stock basis is restricted to the extent that such conversion would result in the holder owning more than 4.95% of our issued and outstanding common stock or voting together with the common stock on an as-if-converted to common stock basis in respect of more than 4.95% of our issued and outstanding common stock.

The warrants issued in the private placement are subject to a similar restriction on their exercise. SCO Capital Partners LLC, Beach Capital LLC and Perceptive Life Sciences Master Fund Ltd. ("Perceptive") have elected not to be governed by these restrictions, although we have entered into an agreement with Perceptive whereby Perceptive's ability to convert or vote their shares of Series C Preferred Stock will be subject to a beneficial ownership cap of 9.95% instead of 4.95%. Consequently, as of March 7, 2007, giving effect to the beneficial ownership cap restrictions, the Series C Preferred Stock acquired by the investors is convertible into 4,967,920 shares of common stock and the holders of the Series C Cumulative Convertible Preferred Stock vote on an as-converted basis with the holders of our common stock, and therefore hold approximately 63.5% of the voting power of our outstanding securities. Assuming both the conversion of the Series C Cumulative Convertible Preferred Stock and the exercise of all of the Warrants held by the investors, in each case without regard to the beneficial ownership cap restrictions as of March 7, 2007, the investors would hold approximately 84.9% of the outstanding common stock of the Company. In addition, for so long as 20% of the Series C Cumulative Convertible Preferred Stock issued in the private placement remains outstanding, SCO Capital Partners LLC has the right to designate two members to our board of directors. Jeffrey B. Davis and Howard S. Fischer are currently serving on our board of directors as the designees of SCO Capital Partners LLC.

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

                          RISKS RELATED TO OUR INDUSTRY

OUR INDUSTRY IS HIGHLY COMPETITIVE AND OUR COMPETITORS HAVE OR MAY HAVE SIGNIFICANTLY MORE RESOURCES THAN WE HAVE.

     We compete with a number of firms, many of which are large, multi-national organizations with worldwide distribution. We believe that our major competitors in the drug delivery sector of the health care industry include Bentley Pharmaceuticals, Inc., Biosante Pharmaceuticals, Inc., NexMed, Inc., Connetics Corporation, Antares Pharma, Inc. and Barrier Therapeutics, Inc. Competitors with approved products in the therapeutic areas that our clinical stage product candidates seek to address include, with respect to onychomycosis:

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

     A number of companies, including NexMed, Inc./Novartis AG, IVREA/MediQuest Therapeutics, Inc., and Schering-Plough/Anacor Pharmaceuticals, Inc. are also developing topical therapies for onychomycosis. In addition, a number of other companies, including Auxilium Pharmaceuticals, Inc., are also developing topical and/or transmucosal testosterone products.

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

     Over the two-year period ending December 31, 2006, the closing price of our common stock as reported on The Nasdaq National Market, The Nasdaq Capital Market, the Pink Sheets LLC and the OTC Bulletin Board ranged from a high of $33.60 to a low of $$0.26. On March 16, 2007, the closing price for our common stock on the OTC Bulletin Board was $0.55. In the past, companies that have experienced stock price volatility have sometimes been the subject of securities class action litigation. If litigation were instituted on this basis, it could result in substantial costs and a diversion of management's attention and resources. As a result of this volatility, an investment in our stock is subject to substantial risk.

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

WE ARE CONTRACTUALLY OBLIGATED TO ISSUE SHARES IN THE FUTURE, DILUTING YOUR INTEREST IN US.

     As of March 7, 2007, our Series C Cumulative Convertible Preferred Stock is convertible into an aggregate of, giving effect to the beneficial ownership restrictions on conversion, 4,967,920 shares of common stock (7,442,853 shares of common stock without regard to the beneficial ownership restrictions on conversion). In addition, we are required to issue quarterly dividends on our Series C Convertible Preferred Stock, which we may elect to pay in shares of our common stock. In addition, as of March 7, 2007, there are outstanding and exercisable warrants to purchase approximately 8,701,573 shares of our common stock, at a weighted average exercise price of $1.48 per share. As of March 7, 2007, there also are outstanding and exercisable options to purchase approximately 724,850 shares of our common stock, at a weighted average exercise price of $14.04 per share. Moreover, we expect to issue additional options to purchase shares of our common stock to compensate employees, consultants and directors and may issue additional shares to raise capital, acquire other companies or technologies, to pay for services, or for other corporate purposes. Any such issuances will have the effect of further diluting the interest of common stockholders.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

     Not applicable.

ITEM 2.  PROPERTIES.

     We currently occupy approximately 4,000 square feet of office space under a sublease which terminates in January, 2008. This space is located within one floor of a three story building in Wellesley Hills, Massachusetts. We believe that this facility is adequate to meet our current requirements, and we are evaluating our future facility requirements. We also believe that suitable alternative locations are readily available.

ITEM 3.  LEGAL PROCEEDINGS.

     We are not currently engaged in any material legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

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

     The following chart shows the high and low closing prices for our common stock for the periods indicated:

                                      COMMON STOCK
                                          MACM
        YEAR ENDED                  HIGH         LOW
        DECEMBER 31, 2005
        First Quarter              $33.60      $16.38
        Second Quarter              19.32        7.98
        Third Quarter               12.18        2.10
        Fourth Quarter               2.52        0.84

        DECEMBER 31, 2006
        First Quarter              $2.70       $1.08
        Second Quarter              1.60        0.70
        Third Quarter               0.85        0.26
        Fourth Quarter              0.54        0.30

     These prices are between dealers and do not reflect retail markups, markdowns or commissions and may not necessarily represent actual transactions. As of March 14, 2007, there were 7,813 holders of record of our common stock.

     We have never paid cash dividends on our common stock and our Board of Directors does not contemplate declaring any dividends in the foreseeable future. We intend to retain any earnings to finance research, development, and expansion of our business.

PERFORMANCE GRAPH

     The following five-year performance graph compares the cumulative total shareholder return (assuming reinvestment of dividends) on $100 invested in the Company's common stock for the five-year period from December 31, 2001 through December 31, 2006 with similar investments in the Nasdaq Stock Market (U.S.) Index of companies and a New Peer Group of four companies that provide services similar to those provided by the Company: Auxilium Pharmaceutical, Inc., Bentley

Pharmaceuticals, Inc., Biosante Pharmaceuticals, Inc. and NexMed, Inc. The New Peer Group replaces the Old Peer Group that we previously used in our Proxy Statement for the Annual Meeting of Stockholders held in 2006, which included Cellegy Pharmaceuticals, Inc., NexMed, Inc., VIVUS, Inc. and Bentley Pharmaceuticals, Inc. Auxilium Pharmaceutical, Inc. and Biosante Pharmaceuticals Inc. have been added because they more closely resemble the Company in size, focus and character of its activities. Cellegy Pharmaceuticals, Inc. and VIVUS, Inc. have been deleted because they bear less of a resemblance to the Company in the size, focus and character of their activities.

[GRAPHIC OMITTED]

                                  Cumulative Total Return
--------------------------------------------------------------------------------
                        12/01   12/02    12/03    12/04    12/05    12/06
--------------------------------------------------------------------------------

MacroChem Corporation  100.00   16.75    27.87    23.93     0.98     0.35
NASDAQ Composite       100.00   69.66    99.71   113.79   114.47   124.20
Old Peer Group(1)      100.00   60.44    89.38    71.01    67.09    51.51
New Peer Group(2)      100.00   55.49   111.52    80.81    78.61    92.29

--------------------------------------------------------------------------------

(1) New Peer Group Companies: Auxilium Pharmaceutical, Inc., Bentley Pharmaceuticals, Inc., Biosante Pharmaceuticals, Inc. and NexMed, Inc.

(2) Old Peer Group Companies: Cellegy Pharmaceuticals, Inc., NexMed, Inc., VIVUS, Inc. and Bentley Pharmaceuticals, Inc. Auxilium Pharmaceutical, Inc. and Biosante Pharmaceuticals Inc.

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

                                 -------------------------------------------------------------------------------
                                                           YEARS ENDED DECEMBER 31,
                                 -------------------------------------------------------------------------------
                                       2006          2005             2004            2003           2002
                                                     (1)

STATEMENTS OF OPERATIONS DATA:

SALE OF PATENT                    $      ---    $       ---     $        ---     $  1,000,000    $        ---

RESEARCH CONTRACTS                       ---            ---                            10,031          42,925
                                   ---------      ---------       -----------     -----------     -----------
   TOTAL REVENUES                 $      ---    $       ---     $        ---     $  1,010,031    $     42,925
RESEARCH AND DEVELOPMENT
   EXPENSES                          679,759       2,291,721        4,221,039       2,938,026       3,998,388
NET INCOME (LOSS)                  1,951,279     (5,760,475)      (8,274,521)     (5,661,694)      7,514,514)
BENEFICIAL CONVERSION FEATURE     $ (11,895)       (330,243)     $       ---     $        ---    $        ---
DIVIDEND ON SERIES C
   CUMULATIVE PREFERRED STOCK      (752,066)            ---              ---              ---             ---
NET INCOME (LOSS) ATTRIBUTABLE
   TO COMMON STOCKHOLDERS         $1,187,318    $(6,090,718)     $(8,274,521)    $(5,661,694)    $(7,514,514)
BASIC NET INCOME (LOSS) PER
   COMMON SHARE                   $     0.84    $     (6.25)     $     (9.23)    $     (8.03)    $    (11.30)
DILUTED NET INCOME (LOSS) PER
   COMMON SHARE                   $     0.24    $     (6.25)     $     (9.23)    $     (8.03)    $    (11.30)
WEIGHTED AVERAGE SHARES USED
   TO COMPUTE BASIC NET INCOME
   (LOSS) PER COMMON SHARE         1,423,665         974,367          896,039         704,621         664,965
WEIGHTED AVERAGE SHARES USED
   TO COMPUTE DILUTED NET
   INCOME (LOSS) PER COMMON
   SHARE                           8,260,510         974,367          896,039         704,621         664,965

BALANCE SHEET DATA:

WORKING CAPITAL                   $4,778,127    $  2,755,167     $  5,635,331    $  6,345,396    $  8,704,944
CURRENT ASSETS                     5,048,962       3,130,197        6,403,182       7,325,361       9,119,723
TOTAL ASSETS                       5,653,957       3,781,453        7,109,864       8,249,648      10,132,007
CURRENT LIABILITIES                  268,835         375,030          767,851         979,965         414,779
TOTAL LIABILITIES                  1,138,933       1,995,808          773,360       1,013,328         462,488
STOCKHOLDERS' EQUITY              $4,181,241    $  1,455,402     $  6,336,504    $  7,236,320    $  9,669,519
----------------------------------------------------------------------------------------------------------------

(1) See Note 1 to our Financial Statements beginning on page 49 of this Annual Report of Form 10-K for a description of the restatement.

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

GENERAL

     We are a specialty pharmaceutical company that develops and seeks to commercialize pharmaceutical products. Currently, our portfolio of proprietary product candidates is based on our drug delivery technologies: SEPA, MacroDerm and DermaPass. Our SEPA topical drug delivery technology (SEPA is an acronym for "Soft Enhancement of Percutaneous Absorption," where "soft" refers to the reversibility of the skin effect, and "percutaneous" means "through the skin") enhances the efficiency and rate of diffusion of drugs into and through the skin. Our patented MacroDerm drug delivery technology encompasses a family of low to moderate molecular weight polymers that impede dermal drug or chemical penetration. We have also filed a patent application for our DermaPass family of transdermal absorption enhancers that have a different drug delivery profile than SEPA, which we believe could be used with a wider range of active pharmaceutical ingredients. Currently, we have two clinical stage investigational new drugs: EcoNail, our lead product, for the treatment of fungal infections of the nails and Opterone, for the treatment of male hypogonadism. We believe that products incorporating our drug delivery technologies may allow selected drugs to be administered more effectively and with improved patient compliance compared to alternative methods of drug administration, such as ingestion and injection.

     Since inception, we have been engaged primarily in research and development. We have not generated any meaningful revenues from operations and we have sustained significant operating losses. We anticipate that we will continue to incur significant operating losses for the foreseeable future. We cannot guarantee that we will be successful in commercializing our products, or that we will ever become profitable. As of December 31, 2006, we had an accumulated deficit of $81,385,779. Our product candidates are in discovery or developmental stages and must undergo a rigorous regulatory approval process, which includes costly and extensive pre-clinical and clinical testing, to demonstrate safety and efficacy before we can market any resulting product. To date, neither the FDA nor any of its international equivalents has approved any of our product candidates for marketing. Please see our financial statements included elsewhere in this Annual Report on Form 10-K for a more detailed description of our financial history.

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

     We completed a private placement of our securities to institutional investors, consisting of two closings, for approximately $8,255,000 in gross proceeds. The first closing of the private placement, in which institutional investors acquired 250 shares of Series C Cumulative Convertible Preferred Stock (the "Series C Preferred Stock") and six-year warrants to purchase 2,380,951 shares of common stock at an exercise of $1.26 per share, for an aggregate purchase price of $2,500,000, took place on December 23, 2005 and is described in our Report on Form 8-K filed on December 27, 2005. The second closing of the private placement, in which institutional investors acquired 575.5 shares of our Series C Preferred Stock and six-year warrants to purchase 5,480,961 shares of the Company's common stock at an exercise price of $1.26 per share, for an aggregate purchase price of $5,755,000, occurred on February 13, 2006 and is described in our Current Report on Form 8-K filed on February 16, 2006. The Series C Preferred Stock has a liquidation value of $10,000 per share, is entitled to a dividend of 10% per annum, payable in cash or shares of our common stock at our option, which dividend rate is subject to increase to 14% upon the occurrence of certain events. The number of shares of common stock into which each share of Series C Preferred Stock is convertible is determined by dividing the liquidation value per share plus all accrued and unpaid dividends thereon by $1.05.

     We believe that our existing cash, cash equivalents and short term investments of $4,895,302 as of December 31, 2006 will be sufficient to meet our current operating expenses and capital expenditure requirements for at least the next twelve months.

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

     Because a significant portion of our research and development expenses (including employee payroll and related benefits, laboratory supplies, travel, dues and subscriptions, temporary help costs, consulting costs and allocable costs such as occupancy and depreciation) benefit multiple projects or our drug delivery technologies in general, we do not track these expenses by project. On August 31, 2005, we discontinued all research and development activities and terminated substantially all of our non-management personnel. For the fiscal year ended December 31, 2006, we spent $679,759 on research and development, including $591,008 in costs associated with clinical trials for EcoNail, and $88,751 in costs not specifically tracked to a project. Opterone was not in a clinical trial in 2006. For the fiscal year ended December 31, 2005, we spent $2,291,721 on research and development, including $229,650 and $111,739 in costs associated with clinical trials for EcoNail and Opterone, respectively, and $1,950,332 in costs not specifically tracked to a project. For the fiscal year ended December 31, 2004, we spent $4,221,039 on research and development, including $469,515, $1,109,345 and $388,360 in costs associated with our clinical trials for EcoNail, Opterone and Topiglan (our topical formulation of SEPA and alprostadil for treatment of erectile dysfunction), respectively, and $2,253,819 in costs not specifically tracked to a project. Following a complete review of the results of a Phase 2 pharmacodynamic study of Topiglan in which Topiglan did not meet its primary clinical endpoints, we have no plans for further clinical studies of Topiglan. Accordingly, as of June 30, 2004, we recorded a reduction of $124,853 to the carrying value of certain patent assets related to Topiglan. For the year ending December 31, 2007, we expect to continue to spend significant amounts on clinical trials for EcoNail, which we estimate may cost up to $1,200,000.

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

     STOCK BASED COMPENSATION. On January 1, 2006, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 123(R), "Share-Based Payment," using the modified prospective method, which requires measurement of compensation cost for all stock awards at fair value on the date of grant and recognition of compensation over the requisite service period for awards expected to vest. The fair value of stock options is estimated using the Black-Scholes valuation model, and the fair value of restricted stock units is determined based on the number of shares granted and the quoted price of the Company's common stock on the date of grant. Such value is recognized as expense over the requisite service period, net of estimated forfeitures, using the straight-line attribution method. The estimate of awards that will ultimately vest requires significant judgment, and to the extent actual results or updated estimates differ from the Company's current estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised. The Company considers many factors when estimating expected forfeitures, including types of awards, employee class and historical employee attrition rates. Actual results, and future changes in estimates, may differ substantially from the Company's current estimates.

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

     RESEARCH AND DEVELOPMENT . Research and development costs are expensed as incurred.

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

     DEFERRED TAXES. As part of the process of preparing our financial statements we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatments of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities. In addition, as of December 31, 2006, we had federal tax net operating loss carryforwards of approximately $73,367,079, which expire through 2026. We also have research and development credit carryforwards of $2,475,048. We have recorded a valuation allowance to fully offset against these otherwise recognizable net deferred tax assets due to the uncertainty surrounding the timing of the realization of the tax benefit. In the event that we determine in the future that we will be able to realize all or a portion of the net deferred tax benefit, an adjustment to deferred tax valuation allowance would increase net income in the period in which such a determination is made. The utilization of net operating loss carryforwards and credits available to be used in any given year may be limited in the event of significant changes in ownership interest, as defined.

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

     STOCK BASED COMPENSATION. On January 1, 2006, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 123(R), "Share-Based Payment," using the modified prospective method, which requires measurement of compensation cost for all stock awards at fair value on the date of grant and recognition of compensation over the requisite service period for awards expected to vest. The fair value of stock options is estimated using the Black-Scholes valuation model, and the fair value of restricted stock units is determined based on the number of shares granted and the quoted price of the Company's common stock on the date of grant. Such value is recognized as expense over the requisite service period, net of estimated forfeitures, using the straight-line attribution method. The estimate of awards that will ultimately vest requires significant judgment, and to the extent actual results or updated estimates differ from the Company's current estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised. The Company considers many factors when estimating expected forfeitures, including types of awards, employee class and historical employee attrition rates. Actual results, and future changes in estimates, may differ substantially from the Company's current estimates.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2006 COMPARED TO THE YEAR ENDED DECEMBER 31, 2005

     The Company had no revenues for the years ended December 31, 2006 and 2005, respectively. For the year ending December 31, 2007, we do not expect to have any revenues.

     Research and development costs for 2006 decreased by $1,611,962 from $2,291,721 in 2005 to $679,759 in 2006, a 70.3% decrease. The decrease is primarily attributable to the temporary cessation of research and development activities in August 2005, resulting in a reduction in payroll and employee related expenses of $692,824 and a reduction in lab operating expenses of $674,166 for the year ended December 31, 2006. In addition, there was a decrease in clinical development costs of $244,320. For the year ending December 31, 2007, we expect to incur clinical development costs of approximately $1,200,000.

     Marketing, general and administrative costs for 2006 increased by $724,914, or 24.3% to $3,713,006, from $2,988,092 in 2005. The increase was primarily attributable to the Company's adoption of SFAS No. 123(R), which requires the expensing of stock options granted to employees based on the fair value on the date of the grant, resulting in an expense of $941,127. In addition, expenses related to conferences and investor meetings increased by approximately $265,311. The effect of these amounts on marketing, general and administrative expenses for the year 2006 was partially offset by savings attributable to a staff reduction in August 2005 which resulted in a reduction of salary and related expenses of approximately $603,428 during the year ended December 31, 2006. For the year ending December 31, 2007, we expect the marketing, general and administrative expenses to approximate $2,750,000.

     For the year ended December 31, 2006, other income increased by $6,278,494 to $6,344,044 compared to $65,550 for the year ended December 31, 2005. This gain is primarily a non-cash increase as a result of a change in the valuation of warrants in accordance with EITF 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in a Company's Own Stock" to reflect a decline in price of our common stock for which the warrants are exercisable. As a result, the fair value of the warrant liability decreased by $6,100,615. Interest income for the year December 31, 2006 increased by $177,879 to $243,429 compared to interest income of $65,550 for the year ended December 31, 2005. The increase in interest income is due to the higher amounts of cash available for investing purposes and higher interest rate returns available for the cash that is invested.

     For the reasons described above, the Company's financial statements reflect a net income of $1,951,279 for the year ended December 31, 2006 compared to a net loss of $(5,760,475) for the year ended December 31, 2005.

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

LIQUIDITY AND CAPITAL RESOURCES

     Since inception, our primary source of funding for our operations has been the private and public sale of our securities, and, to a lesser extent, the licensing of our proprietary technology and products, research collaborations, feasibility studies, government grants and the limited sales of products and test materials. During 2004, we received net proceeds of $443,817 from the exercise of warrants, and proceeds of $6,681,275 (net of issuance costs) as a result of the sale of our common stock in a private placement financing transaction. During 2005, we received net proceeds of $87,500 from the exercise of warrants, and proceeds of $815,000 ($601,342 net of issuance costs) as a result of the sale of our common stock and proceeds of $2,500,000 ($2,125,943 net of issuance costs) as a result of the sale of our Series C Cumulative Convertible Preferred Stock in private placement financing transactions. On February 13, 2006, we received gross proceeds of $5,755,000 ($5,186,908 net of issuance costs) as a result of the sale of our Series C Cumulative Convertible Preferred Stock in a private placement financing transaction.

     At December 31, 2006, working capital was approximately $4.8 million, compared to $2.7 million at December 31, 2005. The increase in our working capital reflects the receipt of private placement proceeds of $5,186,908 (net of issuance costs) in February 2006, partially offset by the funds used in operations.

     On March 9, 2004, we sold approximately 128,619 shares of our common stock for $7,292,700 in gross proceeds ($6,681,275 net of issuance costs) in a private placement to institutional investors. The investors also received warrants to purchase approximately 25,717 shares of common stock at a purchase price of $87.78 per share expiring five years from the closing date. On April 19, 2005, we sold approximately 65,040 shares of our common stock to institutional investors and to certain executive officers and directors of the Company for

$815,000 in gross proceeds ($601,342 net of issuance costs). The investors also received warrants to purchase approximately 32,520 shares of common stock at exercise prices $14.70 for the institutional investors and $21.84 for the officers and directors. On December 23, 2005, we sold 250 shares of Series C Cumulative Convertible Preferred Stock for $2,500,000 in gross proceeds ($2,125,943 net of issuance costs) in a private placement to institutional investors. The investors also received warrants to purchase 2,380,951 shares of common stock at an exercise price of $1.26 per share. On February 13, 2006, we sold 575.5 shares of our Series C Cumulative Convertible Preferred Stock for $5,755,000 in gross proceeds ($5,186,908 net of issuance costs) in a private placement to institutional investors. The investors also received warrants to purchase 5,480,961 shares of the Company's common stock at an exercise price of $1.26 per share. Until such time as we obtain agreements with third-party licensees or partners to provide funding for our anticipated business activities, or otherwise generate revenue from the commercialization of our products, we will use our working capital to fund our operating activities.

     Pursuant to a plan approved by our Board of Directors in 1998, we are authorized to repurchase 23,809 shares of our common stock to be held as treasury shares for future use. During the fiscal year ended December 31, 2006, we did not repurchase any shares of common stock. At December 31, 2006, 529 repurchased shares remain available for future use and 16,180 shares remain available for repurchase under the plan.

     There were no capital expenditures and patent development costs were $40,770 for the year ended December 31, 2006. Capital expenditures were $14,519 and patent development costs were $105,080 for the year ended December 31, 2005. We anticipate additional capital and patent expenditures will be approximately $100,000 for the fiscal year ending December 31, 2007.

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

     As of December 31, 2006, we had $4,895,302 in cash, cash equivalents and short-term investments. As noted above, on February 13, 2006 we received $5,755,000 in gross proceeds ($5,186,908 net of issuance costs) from the sale of our Series C Preferred Stock and warrants to purchase shares of our common stock. We believe that our existing cash, cash equivalents and short-term investments will be sufficient to meet our current operating expenses and capital expenditure requirements for at least the next twelve months. Our cash requirements may vary materially from those now planned because of changes in the focus and direction of our research and development programs, competitive and technical advances, patent developments or other developments. We will require additional financing to continue operations after we exhaust our current capital resources and to continue our long-term plans for clinical trials and new product development. We expect to continue financing our operations through sales of our securities, strategic alliances or other financing vehicles, if any, that might become available to us on terms that we deem acceptable.

     We do not enter into financial instrument transactions for trading or speculative purposes. We do not intend to establish any special purpose entity and do not have any material off balance sheet financing transactions. We do not believe that inflation will have any significant effect on the results of our operations.

     At December 31, 2006, the Company had no long-term contractual obligations.

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 2006, the FASB issued FASB Interpretation 48, "ACCOUNTING FOR UNCERTAINTY IN INCOME TAXES, AN INTERPRETATION OF FASB STATEMENT NO. 109" ("FIN 48"), which clarifies the accounting for uncertainty in income taxes recognized in a company's financial statements in accordance with SFAS 109 "ACCOUNTING FOR INCOME TAXES." FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 becomes effective for fiscal years beginning after December 15, 2006. The Company does not expect the adoption of FIN 48 to have a material impact on its financial position or results of operations.

     In September 2006, the FASB issued Statement 157 "FAIR VALUE MEASUREMENTS" ("SFAS 157"), which establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value financial instruments. SFAS 157 becomes effective for fiscal years beginning after November 15, 2007. The Company will adopt this statement prospectively once it is effective and applicable. The Company does not expect SFAS 157 to have a material impact on its financial position or results of operations.

     In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities ("SFAS 159"). SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities and to provide additional information that will help investors and other financial statement users to more easily understand the effect of the company's choice to use fair value on its earnings. Finally, SFAS 159 requires entities to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet. SFAS 159 is effective as of the beginning of an entity's first fiscal year beginning after November 15, 2007. Early adoption is permitted. The Company is currently assessing the impact of SFAS 159 which it will be required to adopt.

     In September 2006, the Securities and Exchange Commission issued SAB 108, which provided guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 was effective for fiscal years ending after November 15, 2006. The adoption of SAB 108 did not have a material impact on the Company's financial position or results of operations.

SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

                                           FIRST          SECOND       THIRD         FOURTH
                                       ----------------------------------------------------------
2006 Quarters
     Revenues                          $        ---   $        ---  $        ---   $        ---
     Loss from Operations               (1,207,109)    (1,066,803)   (1,160,767)      (958,086)
     Net Income (Loss)                  (1,991,360)      4,410,432       685,163    (1,152,956)
     Net Income (Loss) Attributable
       to Common Stockholders           (2,142,907)      4,205,008       481,164    (1,355,947)
     Basic Net Income (Loss) per
       Common Share                    $     (1.98)   $       3.86  $       0.33   $     (0.64)
     Diluted Net Income (Loss) per
       Common Share                    $     (1.98)   $       0.57  $       0.08   $     (0.64)
2005 Quarters
     Revenues                          $        ---   $        ---  $        ---   $        ---
     Net Loss Attributable to Common
       Stockholders                    $(1,841,540)   $(1,526,346)  $(1,820,992)   $  (901,840)
     Net Loss per Share
       (basic and diluted)             $     (1.99)   $     (1.56)  $     (1.83)   $     (0.87)

     The quarters ended March 31, June 30 and September 30, 2006 have been restated (Notes 1 and 5). The restatement is in connection with the Series C Cumulative Convertible Preferred Stock Offering, the Company issued warrants to the private placement agent for services rendered. The fair value of the award was originally accounted for as an offset to the proceeds of the Series C Preferred offering and a credit to additional paid in capital. Upon further review of the terms of the warrants, it was determined that the private placement agent's warrants' put feature enables the holder, at their option, to require the Company to repurchase the award for cash in the event of a change in control. The Company determined that the warrants meet the definition of a derivative investment as defined in SFAS 133, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock, and should be adjusted to its current fair value at each reporting period and classified as a warrant liability. As such, the net loss for the quarter ended March 31, 2006 increased by $250,496, and the net income for the quarters ended June 30, 2006 and September 30, 2006, increased by $260,764 and $438,854, respectively.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

     As of December 31, 2006, we were exposed to market risks, which relate primarily to changes in U.S. interest rates. Our cash equivalents and short-term investments are subject to interest rate risk and will decline in value if interest rates increase. Due to the short duration of these financial instruments, generally one year or less, changes in interest rates would not have a material effect on our financial position. A hypothetical 10% change in interest rates would not have a material effect on our Statement of Operations or Cash Flows for the twelve months ending December 31, 2006, based on December 31, 2006 balances.

     THE FOREGOING STATEMENTS IN THIS REPORT INCLUDE FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. THE COMPANY'S ACTUAL RESULTS MAY DIFFER SIGNIFICANTLY FROM THE RESULTS DISCUSSED IN THE FORWARD-LOOKING STATEMENTS. FACTORS THAT MIGHT CAUSE SUCH A DIFFERENCE INCLUDE THOSE DISCUSSED OR REFERRED TO IN ITEM 1A, RISK FACTORS.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The information required under this Item 8 is set forth on pages 41 through 65 of this report.

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of MacroChem Corporation:

We have audited the accompanying balance sheets of MacroChem Corporation (the "Company") as of December 31, 2006 and 2005, and the related statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the auditing standards of the Public Company Accounting Standards Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the accompanying financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2006 and 2005, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standard No. 123(R), "Share-Based Payment," effective January 1, 2006.

/s/ VITALE, CATURANO & COMPANY, LTD.

Boston, Massachusetts
March 30, 2007

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of MacroChem Corporation:

We have audited the accompanying balance sheet of MacroChem Corporation (the "Company") as of December 31, 2004, and the related statements of operations, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2004, and the results of their operations and their cash flows for the year ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ DELOITTE & TOUCHE LLP

Boston, Massachusetts
MARCH 24, 2005

                              MACROCHEM CORPORATION
                                 BALANCE SHEETS

                                                             FISCAL YEAR ENDED DECEMBER 31,
                                                            -------------------------------
                                                                  2006           2005
ASSETS                                                      -------------  ----------------
                                                                              (Restated
                                                                              See Note 1)

Current assets:
      Cash and cash equivalents                             $     738,264   $   3,023,436
      Short-term investments                                    4,157,038             ---
      Prepaid expenses and other current assets                   153,660         106,761
                                                             ------------    ------------
          Total current assets                                  5,048,962       3,130,197
                                                             ------------    ------------
Property and equipment, net                                        37,391          72,203
                                                             ------------    ------------

Patents, net                                                      567,604         579,053
                                                             ------------    ------------

Total assets                                                $   5,653,957   $   3,781,453
                                                             ============    ============
LIABILITIES
Current liabilities:
      Accounts payable                                      $      85,473   $     125,478
      Accrued expenses and other liabilities                      183,362         249,552
                                                             ------------    ------------
          Total current liabilities                               268,835         375,030

Warrants liability                                                870,098       1,795,700
                                                             ------------    ------------
Total liabilities                                               1,138,933       2,170,730
                                                             ------------    ------------

Commitments and contingencies (Note 1)

Preferred stock, $.01 par value, 6,000,000 shares
     authorized; liquidation value of $8,053,400
     and $2,500,000, 805 and 250 shares Series C
     Convertible issued and outstanding at
     December 31, 2006 and December 31, 2005,
     respectively (Notes 5)                                       333,783         330,243
                                                             ------------    ------------


STOCKHOLDERS' EQUITY
Common stock, $.01 par value, 100,000,000 shares
      authorized; 2,620,679 and 997,438 shares
      issued at December 31, 2006 and December
      31, 2005, respectively                                       26,206           9,974
Additional paid-in capital                                     85,599,924      83,914,608
Accumulated deficit                                          (81,385,779)    (82,584,992)
Less treasury stock, at cost, 529 shares at
      December 31, 2006 and December 31, 2005                    (59,110)        (59,110)
                                                             ------------    ------------
Total stockholders' equity                                      4,181,241       1,280,480
                                                             ------------    ------------

Total liabilities and stockholders' equity                  $   5,653,957   $   3,781,453
                                                             ============    ============

See notes to financial statements.


                              MACROCHEM CORPORATION
                            STATEMENTS OF OPERATIONS

                                                                        FISCAL YEAR ENDED DECEMBER 31,
                                                               ----------------------------------------------
                                                                    2006            2005            2004
                                                               -------------  ---------------  --------------

REVENUES:                                                      $       ---     $        ---     $        ---
                                                               -----------     ------------     ------------
OPERATING EXPENSES:
     Research and development                                      679,759        2,291,721        4,221,039
     Marketing, general and administrative                       3,713,006        2,988,092        4,158,452
     Costs associated with staff reduction and transition
         agreements                                                    ---          546,212              ---
                                                               -----------     ------------     ------------
         TOTAL OPERATING EXPENSES                                4,392,765        5,826,025        8,379,492
                                                               -----------     ------------     ------------
LOSS FROM OPERATIONS                                           (4,392,765)      (5,826,025)      (8,379,492)

OTHER INCOME:
     Interest income                                               243,429           65,550          104,971
     Gain on change in value of warrant liability                6,100,615              ---              ---
                                                               -----------     ------------     ------------
         TOTAL OTHER INCOME (NOTES 1 AND 5)                      6,344,044           65,550          104,971
                                                               -----------     ------------     ------------

NET INCOME (LOSS)                                              $ 1,951,279     $(5,760,475)     $(8,274,521)
                                                               ===========     ============     ============
BENEFICIAL CONVERSION FEATURE (NOTE 5)                         $  (11,895)     $  (330,243)     $        ---

DIVIDEND ON SERIES C CUMULATIVE PREFERRED STOCK                $ (752,066)     $        ---     $        ---
                                                               -----------     =-----------     ------------
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS          $ 1,187,318     $(6,090,718)     $(8,274,521)
                                                               ===========     ============     ============

BASIC NET INCOME (LOSS) PER COMMON SHARE                       $      0.84     $     (6.25)     $     (9.23)
                                                               ===========     ============     ============

DILUTED NET INCOME (LOSS)
     PER COMMON SHARE                                          $      0.24     $     (6.25)     $     (9.23)
                                                               ===========     ============     ============

WEIGHTED AVERAGE SHARES USED TO COMPUTE BASIC NET INCOME
     (LOSS) PER COMMON SHARE                                     1,423,665          974,367          896,039
                                                               ===========     ============     ============

WEIGHTED AVERAGE SHARES USED TO COMPUTE DILUTED NET INCOME
     (LOSS) PER COMMON SHARE                                     8,260,510          974,367          896,039
                                                               ===========     ============     ============


See notes to financial statements.


                              MACROCHEM CORPORATION
                       STATEMENTS OF STOCKHOLDERS' EQUITY


                   COMMON STOCK SHARES              ADDITIONAL                                              COST OF       TOTAL
                  --------------------   COMMON      PAID-IN     UNEARNED    ACCUMULATED                    TREASURY   STOCKHOLDERS'
                   ISSUED     TREASURY    STOCK      CAPITAL   COMPENSATION    DEFICIT       SUBTOTAL        STOCK        EQUITY
------------------------------------------------------------------------------------------------------------------------------------
BALANCE,
  JANUARY 1, 2004   784,387   (2,770)     7,843    76,100,544    (2,451)     (68,549,996)      7,555,941   (319,621)       7,236,320
                  =========   =======   =======    ==========   ========    =============   ============  ==========    ============

Stock based
  compensation          ---       ---       ---        26,740      2,451              ---         29,191         ---          29,191
Exercise of
  common stock
  options             9,011       ---        90       443,727        ---              ---        443,817         ---         443,817
Stock issued
  to 401(k) trust       ---     1,288       ---      (91,411)        ---              ---       (91,411)     150,471          59,060
Issuance of
  common stock,
  net               128,619       ---     1,286     6,679,989        ---              ---      6,681,275         ---       6,681,275
Issuance of
  restricted stock    4,268       ---        43       161,319        ---              ---        161,362         ---         161,362
Net loss                ---       ---       ---           ---        ---      (8,274,521)    (8,274,521)         ---     (8,274,521)
                  ---------   -------   -------   -----------   --------   -------------   ------------   ----------    ------------


BALANCE,
  DECEMBER 31,
  2004              926,285   (1,482)   $ 9,263   $83,320,908   $     ---   $(76,824,517)   $  6,505,654  $(169,150)    $  6,336,504
                  =========   =======   =======   ===========   =========   =============   ============  ==========    ============

Exercise of
  warrants            6,012       ---        60        87,440         ---             ---         87,500         ---          87,500
Stock issued to
  401(k) trust          ---       953       ---      (94,431)         ---             ---       (94,431)     110,040          15,609
Issuance of common
  stock, net         65,141       ---       651       417,430         ---             ---        418,081         ---         418,081
Issuance of
  warrants in
  connection with sale
  of common stock      ---       ---       ---       183,260         ---             ---        183,260         ---          183,260
Net loss               ---       ---       ---           ---         ---     (5,760,475)    (5,760,475)         ---      (5,760,475)
                   --------   -------   -------   -----------   ---------   -------------   ------------  ----------    ------------


BALANCE,
  DECEMBER 31,
  2005              997,438     (529)   $  9,974  $83,914,608   $     ---   $(82,584,992)   $  1,339,590  $ (59,110)    $  1,280,480
                  =========   =======   ========  ===========   =========   =============   ============  ==========    ============

Non-cash dividend
  paid on preferred
  stock           1,429,700       ---    14,297       737,769         ---       (752,066)            ---         ---             ---
Stock-based
  compensation
  expense               ---       ---       ---       941,127         ---             ---        941,127         ---         941,127
Conversion of
  preferred stock
  to common         193,541       ---     1,935         6,420         ---             ---          8,355         ---           8,355
Net income              ---       ---       ---           ---         ---   $   1,951,279   $  1,951,279         ---    $  1,951,279
                  ---------   -------   -------   -----------   ---------   -------------   ------------  ----------    ------------


BALANCE,
  DECEMBER 31,
  2006            2,620,679     (529)   $26,206   $85,599,924   $     ---   $(81,385,779)   $  4,240,351  $ (59,110)    $  4,181,241
                  =========   =======   =======   ===========   =========   =============   ============  ==========    ============

See notes to financial statements.

                                         MACROCHEM CORPORATION
                                        STATEMENTS OF CASH FLOWS


                                                                         Year Ended December 31,
                                                           --------------   --------------   --------------
                                                                2006             2005             2004
                                                           --------------   --------------   --------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income (loss)                                     $    1,951,279    $ (5,760,475)   $  (8,274,521)

   Adjustments to reconcile net income (loss) to
       net cash used by operating activities:
       Depreciation and amortization                               87,031          175,024          172,906
       Stock-based compensation                                   941,127              ---          190,553
       Loss on disposal                                               ---              ---              767
       401(k) contributions in company common stock                   ---           15,610           59,060
       Deferred rent                                                  ---          (5,509)         (27,854)
       Reduction to capitalized patents                               ---              ---          124,853
       (Gain) on change in value of warrant liability         (6,100,615)              ---              ---
   Change in assets and liabilities:
       Prepaid expenses and other current assets                 (46,900)          222,147         (12,842)
       Accounts payable and accrued expenses                    (106,195)        (392,821)        (212,111)
       Deposits                                                       ---              ---           29,193
                                                           --------------   --------------   --------------

Net cash used in operating activities                         (3,274,272)      (5,746,024)      (7,949,996)
                                                           --------------   --------------   --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Sales of short-term investments                                  ---        1,185,406        2,000,000
     Purchases of short-term investments                      (4,157,038)              ---         (15,883)
     Expenditures for property and equipment                          ---         (14,519)         (73,526)
     Additions to patents                                        (40,770)        (105,080)         (36,591)
                                                           --------------   --------------   --------------

Net cash (used in) provided by investing activities           (4,197,808)        1,065,807        1,874,000
                                                           --------------   --------------   --------------

CASH FLOWS FROM FINANCING ACTIVITIES:

     Net proceeds from issuance of Series C
       Cumulative Convertible Preferred Stock                   5,186,908        2,125,943              ---
     Net proceeds from sale of common stock                           ---          601,342        6,681,275
     Proceeds from exercise of warrants                               ---           87,500          443,817
                                                           --------------   --------------   --------------

Net cash provided by financing activities                   $   5,186,908    $   2,814,785   $    7,125,092
                                                           --------------   --------------   --------------


See notes to financial statements.                                  (Continued)

                              MACROCHEM CORPORATION
                      STATEMENTS OF CASH FLOWS (Continued)


                                                                          Years Ended December 31,
                                                            ---------------- ----------------- ----------------
                                                                 2006              2005             2004
                                                                 ----              ----             ----
NET CHANGE IN CASH
     AND CASH  EQUIVALENTS                                  $ (2,285,172)    $(1,865,432)      $   1,049,096

CASH AND CASH EQUIVALENTS,
     BEGINNING OF YEAR                                         3,023,436       4,888,868           3,839,772
                                                            -------------    -------------     --------------

CASH AND CASH EQUIVALENTS,
     END OF YEAR                                            $    738,264     $ 3,023,436       $   4,888,868
                                                            =============    =============     ==============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid for taxes                                         $        ---     $       ---       $         ---
Cash paid for interest                                      $        ---     $       ---       $         ---
Non-cash dividend to Series C Preferred stockholders        $    752,066     $       ---       $         ---
Beneficial conversion feature associated with Series C
     Preferred Stock                                        $     11,895     $   330,243       $         ---
Conversion of Series C Preferred Stock to Common            $      8,355     $       ---       $         ---


See notes to financial statements.

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

     The Company has been engaged primarily in research and development since its inception in 1981 and has derived limited revenues from the commercial sale of its products, licensing of certain technology and feasibility studies. The Company has had no revenues relating to the sale of any products currently under development. The Company has incurred losses from operations every year since its inception and the Company anticipates that operating losses may continue for the foreseeable future. At December 31, 2006 and 2005, the Company's accumulated deficit was approximately $81.4 million and $82.6 million, respectively . The Company's ability to continue operations after its current capital resources are exhausted depends on its ability to obtain additional financing and achieve profitable operations, as to which no assurances can be given. The Company believes that its existing cash, cash equivalents and short-term investments will be sufficient to fund operations under the Company's current plan for at least the next twelve months. The Company's cash requirements may vary materially from those now planned because of changes in the focus and direction of its research and development programs, competitive and technical advances, patent developments or other developments.

     The Company organizes itself as one segment reporting to the chief executive officer. Products and services consist primarily of research and development activities in the pharmaceutical industry.

     The year end December 31, 2005 balance sheet has been restated to reflect the changes in the accounting for the Series C Cumulative Preferred Stock Offering (Note 5). In connection with the offering, the Company issued warrants to the private placement agent for services rendered. The fair value of the award was originally accounted for as an offset to the proceeds of the Series C Preferred offering and a credit to additional paid in capital. Upon further review of the terms of the warrants, it was determined that the private placement agent's warrants' put feature enables the holder, at their option, to require the Company to repurchase the award for cash in the event of a change in control. The Company determined that the warrants meet the definition of a derivative investment as defined in SFAS 133, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock, and should be adjusted to its current fair value at each reporting period and classified as a warrant liability. As such, the Balance Sheet has been adjusted to reflect a reclass of $174,922 from additional paid in capital to warrant liability. There was no impact on the Statement of Operations or the Statement of Cash Flows for the year ended December 31, 2005. As a result of the error, each of the quarters ended March 31, June 30 and September 30, 2006 have been restated.

     ACCOUNTING ESTIMATES - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The primary estimates underlying the Company's financial statements include the fair market value of warrants included in liabilities, the carrying value and useful lives of the Company's patents and property and equipment, the valuation allowance established for the Company's deferred tax assets, and the underlying assumptions to apply the pricing model to value stock options under SFAS No. 123(R). Management bases its estimates on certain assumptions, which it believes are reasonable in the circumstances, and while actual results could differ from those estimates, management does not believe that any change in those assumptions in the near term would have a significant effect on the financial position or the results of operations.

     FAIR VALUE OF FINANCIAL INSTRUMENTS - The carrying amounts of cash, cash equivalents, short-term investments, accounts payable and accrued expenses approximate their fair value because of their short-term nature.

     CONCENTRATION OF RISK - Cash, cash equivalents and short-term investments at December 31, 2006 and 2005 are primarily comprised of certificates of deposit.

     CASH AND CASH EQUIVALENTS - Cash equivalents consist of short-term, highly liquid investments with a maturity of three months or less when purchased.

     SHORT-TERM INVESTMENTS - Short-term investments are liquid certificates of deposit with a carrying value of $4,157,038 at December 31, 2006 and $0 in 2005.

     PROPERTY AND EQUIPMENT - Property and equipment are stated at cost. Depreciation and amortization are provided on the straight-line method over the estimated useful lives of the related assets, which range from three to ten years.

     PATENTS - The Company has filed applications for United States and foreign patents covering aspects of its technology. Costs and expenses incurred in connection with pending patent applications are deferred. Costs related to successful patent applications are amortized over the estimated useful lives of the patents, not exceeding 20 years, using the straight-line method. Accumulated patent costs and deferred patent application costs related to patents that are considered to have limited future value are charged to expense. Accumulated amortization aggregated approximately $376,228 and $324,008, respectively, at December 31, 2006 and 2005. On an on-going basis, the Company evaluates the recoverability of the net carrying value of various patents by reference to the patent's expected use in drug and other research activities as measured by outside interest in the Company's patented technologies and management's determination of potential future uses of such technologies.

     LONG-LIVED ASSETS - The Company reviews its long-lived assets for impairment when events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable. Recoverability of such assets to be held and used is measured by a comparison of the carrying amount of the asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Following a complete review of the results of a Phase 2 pharmacodynamic study of Topiglan in 2004 in which Topiglan did not meet its primary clinical endpoints, the Company recorded a reduction of $124,853 to the carrying value of certain patent assets related to Topiglan.

     RESEARCH AND DEVELOPMENT - Research and development costs are charged to operations as incurred. Such costs include proprietary research and development activities and expenses associated with research and development contracts, whether performed by the Company or contracted with independent third parties.

     STOCK BASED COMPENSATION - ADOPTION OF SFAS 123(R)

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

     Stock based compensation expense for the years ended December 31, 2006, 2005 and 2004 is as follows:


                                                                          YEAR ENDED DECEMBER 31,

                                                                  2006             2005             2004
                                                                  ----             ----             ----

     Research and development                                $       ---      $       ---      $      8,069
     Marketing, general and administrative                       941,127              ---            21,122
                                                             ------------     ------------     -------------
                                                             $   941,127      $       ---      $     29,191
                                                             ============     ============     =============

     On November 10, 2005, the Financial Accounting Standards Board ("FASB") issued FASB Staff Position SFAS 123(R)-3 "Transition Election Related to

Accounting for Tax Effects of Share-Based Payment Awards." The Company has elected to adopt the alternative transition method provided the FASB Staff Position for calculating the tax effects (if any) of stock-based compensation expense pursuant to SFAS 123(R). The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool related to the tax effects of employee stock-based compensation, and to determine the subsequent impact to the additional paid-in capital pool and the consolidated statements of operations and cash flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of SFAS 123(R).

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

     REVERSE STOCK SPLIT - On December 30, 2005, the Company implemented a 1-for-7 reverse stock split of its common stock and on February 9, 2006, the Company implemented a subsequent 1-for-6 reverse stock split of its common stock. Unless otherwise noted, data used throughout the Financial Statements have been adjusted to reflect these reverse splits.

     BASIC AND DILUTED INCOME OR (LOSS) PER SHARE - Basic earnings per share is computed using the weighted average number of common shares outstanding during each year. Diluted earnings per common share for the year ended December 31, 2006 reflect the effect of the Company's outstanding Series C Convertible Preferred shares, options and warrants, except where such items would be anti-dilutive. For the years ended December 31, 2005 and 2004, potential common shares are not included in the per share calculations for diluted EPS, because the effect of their inclusion would be anti-dilutive. Anti-dilutive potential shares from stock options and warrants not included in per share calculations under the treasury stock method for 2006, 2005 and 2004 were 9,769,170, 2,807,673 and 155,919 shares, respectively.


BASIC AND DILUTED INCOME (LOSS) PER SHARE                                    YEAR ENDED DECEMBER 31,
                                                             ---------------------------------------------------
                                                                  2006              2005               2004
                                                                  ----              ----               ----
Basic net income (loss) attributable to common
   stockholders (Numerator)                                  $    1,187,318   $   (6,090,718)    $   (8,274,521)
                                                             --------------   ---------------    ---------------

Dividend on Series C Cumulative Preferred Stock              $      752,066   $           ---    $           ---
                                                             --------------   ---------------    ---------------

Net income (loss) used to compute diluted net income
   (loss) per common share (Numerator)                       $    1,939,384   $   (6,090,718)    $   (8,274,521)
                                                             --------------   ---------------    ---------------

Basic net income (loss) per common share                     $         0.84   $        (6.25)    $        (9.23)

Diluted net income (loss) per common share                   $         0.24   $        (6.25)    $        (9.23)

Weighted average shares used to compute basic net
   income (loss) per common share (Denominator)                   1,423,665           974,367            896,039

Weighted average shares used to compute diluted net
   income (loss) per common share (Denominator)                   8,260,510           974,367            896,039

     RECENT ACCOUNTING PRONOUNCEMENT - In June 2006, the FASB issued FASB Interpretation 48, "ACCOUNTING FOR UNCERTAINTY IN INCOME TAXES, AN INTERPRETATION OF FASB STATEMENT NO. 109" ("FIN 48"), which clarifies the accounting for uncertainty in income taxes recognized in a company's financial statements in accordance with SFAS 109 "ACCOUNTING FOR INCOME TAXES." FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 becomes effective for fiscal years beginning after December 15, 2006. The Company does not expect the adoption of FIN 48 to have a material impact on its financial position or results of operations.

     In September 2006, the FASB issued Statement 157 "FAIR VALUE MEASUREMENTS" ("SFAS 157"), which establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value financial instruments. SFAS 157 becomes effective for fiscal years beginning after November 15, 2007. The Company will adopt this statement prospectively once it is effective and applicable. The Company does not expect SFAS 157 to have a material impact on its financial position or results of operations.

     In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities ("SFAS 159"). SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities and to provide additional information that will help investors and other financial statement users to more easily understand the effect of the company's choice to use fair value on its earnings. Finally, SFAS 159 requires entities to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet. SFAS 159 is effective as of the beginning of an entity's first fiscal year beginning after November 15, 2007. Early adoption is permitted. The Company is currently assessing the impact of SFAS 159 which it will be required to adopt.

     In September 2006, the Securities and Exchange Commission issued SAB 108, which provided guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 was effective for fiscal years ending after November 15, 2006. The adoption of SAB 108 did not have a material impact on the Company's financial position or results of operations.

2.   PROPERTY AND EQUIPMENT.

     Property and equipment consists of the following as of December 31:

                                                              2006              2005
                                                          -------------     -------------
        Laboratory equipment                              $   1,139,249     $   1,139,249
        Office equipment                                        489,459           489,459
        Leasehold improvements                                  250,049           250,049
                                                          -------------     -------------
               Total                                          1,878,757         1,878,757

        Less:  accumulated depreciation                     (1,841,366)       (1,806,554)
                                                          -------------     -------------

        Property and equipment, net                       $      37,391     $      72,203
                                                          =============     =============

3.   ACCRUED EXPENSES.
     Accrued expenses and other liabilities consists of the following as of December 31:

                                                              2006              2005
                                                          -------------     -------------

Accrued professional fees                                 $      98,300     $     115,192
Accrued vacation                                                 31,103               ---
Accrued vendor invoices                                          53,959           134,360
                                                          -------------     -------------

                                                          $     183,362     $     249,552
                                                          =============     =============

4.  STOCK-BASED COMPENSATION

     STOCK INCENTIVE PLANS - The Company has granted options to purchase the Company's common stock to employees and directors under various stock incentive plans. Under the plans, employees and non-employee directors are eligible to receive awards of various forms of equity-based incentive compensation, including stock options, restricted stock, and performance awards, among others. The plans are administered by the Board of Directors or the Compensation Committee of the Board of Directors, which determine the terms of the awards granted. Stock options are generally granted with an exercise price equal to the market value of a share of common stock on the date of grant, have a term of ten years or less, and vest over terms of two to three years from the date of grant.

     STOCK OPTION PLANS - The Company has two stock option plans, the 1994 Equity Incentive Plan (1994 Plan) and the 2001 Incentive Plan (the 2001 Plan).

     Under the terms of the 1994 Plan, the Company may no longer award any options. All options previously granted under the 1994 Plan may be exercised at any time up to ten years from the date of award.

     Under the terms of the 2001 Plan, the Company may grant options to purchase up to a maximum of 1,373,809 shares of common stock to certain employees, directors and consultants. On May 18, 2006, at the Company's Annual Meeting of Stockholders, the Company's stockholders approved an amendment to the Company's 2001 Incentive Plan to increase the number of shares of Common Stock authorized for issuance under the Incentive Plan by 1,250,000 from 123,809, resulting in a maximum of 1,373,809 shares of Common Stock that may be granted as options. The options may be awarded as incentive stock options (employees only) and non-incentive stock options (certain employees, directors and consultants).

     The 2001 Plan and the 1994 Plan state that the exercise price of options shall not be less than fair market value at the date of grant. Under the terms of the 1994 Plan, the Company may no longer award any options. All options previously granted under the 1994 Plan may be exercised at any time up to ten years from the date of the award. The 2001 Plan has a total of 1,373,809 shares reserved for issuance, as of December 31, 2006, there were outstanding options of 77,155 with 1,296,654 shares remaining available for future grants.

     STOCK-BASED COMPENSATION - Prior to January 1, 2006, the Company had followed Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations, which resulted in the accounting for grants of awards to employees at their intrinsic value in the consolidated financial statements. Accordingly, no compensation expense was recorded for options issued to employees in fixed amounts and with fixed exercise prices equal to the fair market value of the Company's common stock at the date of grant. Effective January 1, 2006, the Company adopted FAS No. 123(R), "Accounting for Stock-Based Compensation," ("FAS 123(R)") using the modified prospective method, which results in the provisions of FAS 123(R) being applied to the financial statements on a going-forward basis. FAS 123(R) requires companies to recognize stock-based compensation awards granted to its employees as compensation expense on a fair value method. Under the fair value recognition provisions of FAS 123(R), stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the service period, which generally represents the vesting period. The grant date fair value of stock options is calculated using the Black-Scholes option-pricing model and the grant date fair value of restricted stock is based on intrinsic value. The expense recognized over the service period is required to include an estimate of the awards that will be forfeited.

     All stock-based awards to non-employees are accounted for at their fair market value in accordance with FAS 123(R) and Emerging Issues Task Force No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services." Under this method, the equity-based instrument was valued at either the fair value of the consideration received or the equity instrument issued on the date of grant. The resulting compensation cost was recognized and charged to operations over the service period, which was usually the vesting period.

     As a result of adopting FAS 123(R), the impact to the Statement of Operations for 2006 was $941,127, or $0.07 per share, all of which was recorded in marketing, general and administrative.

     For purposes of recording stock option-based compensation expense as required by Statement No. 123(R), the fair values of each stock option granted under the Company's stock option plan for the fiscal year ended December 31, 2006 were estimated as of the date of grant using the Black-Scholes option-pricing model.


     The fair values of all stock option grants issued were determined using the following assumptions:

                                                                        YEAR ENDED DECEMBER 31, 2006
                                                                        ----------------------------

             Risk-free interest rate                                                4.86%
             Expected life of option grants                                        6 years
             Expected volatility of underlying stock                                 102%
             Expected dividend payment rate, as a percentage of
               the stock price on the date of grant                                   0%

     The dividend yield assumption is based on the Company's history and expectation of future dividend payouts. The Company estimated stock price volatility using the historical volatility in the market price of its common stock for the expected term of the options. The risk-free interest rate assumption is based upon the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the option.

     As share-based compensation expense is recognized based on awards ultimately expected to vest, it must be reduced for estimated forfeitures. FAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeiture rates are calculated based on actual historical forfeitures.

     The expected life of employee stock options represents the weighted-average period the stock options are estimated to remain outstanding. The expected life of employee stock options is, in part, a function of the options' remaining contractual life and the extent to which the option is in-the-money (i.e., the average stock price during the period is above the strike price of the stock option). The Company estimates that, based on these variables, options are likely on average to be exercised in approximately 6 years.

     SFAS No. 123 requires the presentation of pro forma information for the comparative periods prior to the adoption as if all of the Company's employee stock options had been accounted for under the fair value method of the original SFAS No. 123. The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation in the prior-year periods:


                                                               2005             2004
                                                          -------------     -------------
Net loss attributable to common
     stockholders as reported                             $ (6,090,718)     $ (8,274,521)

Add:  Stock-based employee compensation
     expense included in reported net loss                          ---             7,325

Deduct:  Total stock-based employee
     compensation measured using the fair
     value method                                             (733,414)       (1,038,725)
                                                          -------------     -------------

Pro forma net loss                                        $ (6,824,132)     $ (9,305,921)
                                                          =============     =============

Basic and diluted net loss per share - as
     reported                                             $      (6.25)     $      (9.23)
                                                          =============     =============

Basic and diluted net loss per share - pro
     forma                                                $      (7.00)     $     (10.39)
                                                          =============     =============

     For purposes of determining the disclosures required by SFAS No. 123, the fair values of each stock option granted in the fiscal years ended December 31, 2005 and 2004 under the Company's stock option plan were estimated on the date of grant using the Black-Scholes option-pricing model. The Company granted 9,142 and 31,319 options under its Stock Option Plans for the years ended December 31, 2005 and 2004, respectively.

     The Company uses the Black-Scholes option-pricing model to estimate the fair value of the options at the grant date. The weighted average grant date fair value of all stock option grants issued for the years ended December 31, 2005 and 2004 was $91,907 and $178,852, respectively, using the following assumptions:

                                                                   YEAR ENDED DECEMBER 31,
                                                                   2005              2004
                                                                   ----              ----
             Risk-free interest rate                              4.25%             4.14%
             Expected dividend yield                                 0$                0%
             Volatility                                            100%               97%
             Forfeiture rate                                        10%               15%
             Expected life of option grants (years)             6 years           6 years

     STOCK OPTION ACTIVITY - During the year ended December 31, 2006, the Company granted stock options to existing employees and Directors, as part of the Company's yearly review process. All such options were granted with exercise prices equal to the current market value of the underlying common stock on the date of grant. Stock option activity under the 1994, and 2001 Plans was as follows:

                                                                                        WEIGHTED-
                                                                         WEIGHTED         AVERAGE       AGGREGATE
                                                                          AVERAGE       REMAINING       INTRINSIC
                                                        NUMBER OF     EXERCISE PRICE   CONTRACTUAL        VALUE
                                                          SHARES        PER SHARE         TERM
                                                                      $      171.78
BALANCE, JANUARY 1, 2004                                     87,007
   Granted                                                    9,142           68.04
   Exercised                                                    ---             ---
   Canceled                                                (11,619)          125.16
                                                      -------------   -------------
BALANCE, DECEMBER 31, 2004                                   84,530          167.16
   Granted                                                   39,319           12.67
   Exercised                                                    ---             ---
   Canceled                                                (17,153)           29.85
                                                      -------------   -------------
BALANCE, DECEMBER 31, 2005                                  106,696          132.24
   Granted                                                  988,000            1.58
   Exercised                                                    ---             ---
   Canceled                                                (39,003)          136.04
                                                      -------------   -------------
BALANCE, DECEMBER 31, 2006                                1,055,693   $       10.21            8.92   $         ---
                                                      =============   =============   =============   =============
Exercisable, December 31, 2006                              408,436   $       23.43            8.69             ---
Exercisable, December 31, 2005                               88,360   $      153.81            3.72   $         ---
Exercisable, December 31, 2004                               67,993   $      192.78             ---             ---

     The following table summarizes information relating to currently outstanding and exercisable options as of December 31, 2006 as follows:

                                                 OUTSTANDING               WEIGHTED                        WEIGHTED
                                               WEIGHTED-AVERAGE            AVERAGE        EXERCISABLE      AVERAGE
                           NUMBER OF               REMAINING               EXERCISE          NUMBER        EXERCISE
        EXERCISE PRICE      SHARES        CONTRACTUAL LIFE (IN YRS)         PRICE          OF SHARES        PRICE
        --------------      ------        -------------------------         -----          ---------       --------
        $0.45 - $10.50       54,937                  5.1                    $2.80           28,977            $2.28
       $17.22 - $48.30       19,277                  7.3                   $28.83           19,277           $28.83
       $53.34 - $76.44        8,696                  6.7                   $70.65            5,496           $71.78
     $106.30 - $246.75        9,616                  4.1                  $188.52            9,616          $188.52
     $254.94 - $532.90       18,167                  3.1                  $313.85           18,167          $313.85

     As of December 31, 2006, there was $535,008 of total expected unrecognized compensation cost related to unvested stock options granted under the Company's stock-based compensation plans. That cost is expected to be recognized over a period of three years.

     STOCK AND STOCK OPTION ISSUANCES TO NON-EMPLOYEES - During 2006 and 2005, there were no options granted to non-employees or consultants. During 2004, the Company issued stock grants and options to consultants and recorded unearned compensation of $15,322.

     STOCK AND STOCK OPTION ISSUANCES OUTSIDE THE STOCK OPTION PLANS - During 2006, options to purchase an aggregate of 945,000 shares of common stock were granted to executive officers and directors of the Company. One third of the options vested on the date of grant and the remaining options vest over a two year period with an exercise price of $1.62. On the date of the grant, the per share fair value of these options was $1.32.

     During 2006, 75,000 shares of restricted stock were granted to Robert J. DeLuccia, the Company's Chief Executive Officer. The restricted stock vests if and when the Company's common stock trades at or above $4.00 per share for thirty consecutive trading days. No compensation expense was recorded as vesting was not considered probable.

     During 2003, an option to purchase 11,904 shares of common stock was granted to Robert J. DeLuccia, the Company's new Chief Executive Officer, of which 3,571 shares vested immediately, with the remainder vesting over two years, with an exercise price of $44.52 per share.

5.   STOCKHOLDERS' EQUITY.

     AUTHORIZED CAPITAL STOCK - Authorized capital stock consists of 100,000,000 shares of $.01 par value common stock of which 2,620,679 shares are issued (2,620,150 are outstanding) and 21,431,437 are reserved for issuance upon exercise of common stock options and warrants and conversion of Series C Cumulative Convertible Preferred Stock at December 31, 2006. Authorized preferred stock totals 6,000,000 shares, of which 500,000 shares have been designated Series A Preferred Stock, 600,000 shares have been designated Series B Preferred Stock and 1,500 shares have been designated Series C Cumulative Convertible Preferred Stock of which 805 shares were outstanding at December 31, 2006. The Series C Preferred Stock has a liquidation value of $10,000 per share, is entitled to a dividend of 10% per annum, payable in cash or shares of our common stock at our option, which dividend rate is subject to increase to 14% upon the occurrence of certain events. The Series C Preferred Stock is redeemable at the holder's election in the event the Company fails or refuses to convert any shares of Series C Preferred Stock in accordance with the terms of the Certificate of Designation, Rights and Preferences of the Series C Preferred Stock. The number of shares of common stock into which each share of Series C Preferred Stock is convertible is determined by dividing the liquidation value per share plus all accrued and unpaid dividends thereon by $1.05. During 1998, the Company's Board of Directors authorized the repurchase of up to 23,809 shares of common stock at market price. The Company repurchased no shares in 2004, 2005 and 2006. At December 31, 2006, 529 repurchased shares remain available for future use and 16,180 shares are available to be repurchased.

     SERIES C CONVERTIBLE PREFERRED STOCK - On December 23, 2005, pursuant to the terms of a Preferred Stock and Warrant Purchase Agreement (the "Purchase Agreement"), the Company completed the first closing of a private placement (the "Series C Financing") in which institutional investors (the "Purchasers") acquired 250 shares of Series C Cumulative Convertible Preferred Stock (the "Series C Preferred Stock") and six-year warrants (the "Warrants") to purchase 2,380,951 shares of common stock at an exercise price of $1.26 per share, for an aggregate purchase price of $2.5 million (the "First Closing"). The net proceeds from the First Closing were $2,125,943. In the second closing of the Series C Financing, on February 13, 2006, the Company issued to institutional investors
575.5 shares of Series C Preferred Stock and six-year warrants to purchase 5,480,961 shares of the Company's common stock at an exercise price of $1.26 per share, for an aggregate purchase price of approximately $5.75 million (the "Second Closing"). The net proceeds from the Second Closing were $5,186,908. The terms of the Series C Preferred Stock and Warrants issued in the First Closing and the Second Closing were identical.

     RELEVANT MATERIAL TERMS: The terms and provisions of the Series C Preferred Stock are set forth in the Certificate of Designations, Rights and Preferences of Series C Cumulative Convertible Preferred Stock (the "Certificate of Designations"). Certain material terms of the Series C Preferred Stock relevant to this response are summarized below:

     OBLIGATIONS TO REGISTER SHARES: When issued, the securities offered and sold to the Purchasers in the Series C Financing were not registered under the Securities Act of 1933, as amended (the "Securities Act") and were sold in reliance upon the exemption from securities registration afforded by Regulation D under the Securities Act. All of the Purchasers represented to MacroChem that they were "accredited investors", as defined in Rule 501 of Regulation D. In connection with the Series C Financing, MacroChem entered into an Investor Rights Agreement with the Purchasers, pursuant to which MacroChem was required to file a registration statement with the Securities and Exchange Commission covering the resale of the common stock issuable upon conversion of the Series C Preferred Stock, issuable as payment of dividends on the Series C Preferred Stock and issuable upon exercise of the Warrants and the warrants issued to the placement agent, no later than March 27, 2006, and to use its best efforts to cause the registration statement to become effective within a specified time period. The registration statement became effective on April 18, 2006.

     DIVIDENDS: The Series C Preferred Stock accrues dividends at the rate of 10% of the stated price annually, payable quarterly in cash or common stock. The first dividend payment date was March 31, 2006.

     LIQUIDATION: Upon liquidation, dissolution or winding up, the holders of Series C Preferred Stock are entitled, before any distributions are made to the holders of the common stock, or any other class or series of capital stock of the Company ranking junior to the Series C Preferred Stock as to such distributions, to be paid an amount equal to $10,000 per share and any unpaid dividends thereon, subject to adjustment.

     VOTING: The Certificate of Designations contains a provision that restricts a holder of Series C Preferred Stock from (i) converting Series C Preferred Stock into common stock to the extent that such conversion would result in the holder owning more than 4.95% of the issued and outstanding common stock of the Company or (ii) voting together with the common stock on an as-if-converted to common stock basis in respect of more than 4.95% of the issued and outstanding common stock of the Company. The Warrants issued pursuant to the purchase agreement contain a similar restriction (collectively, the "Beneficial Ownership Cap"). A holder of Series C Preferred Stock or a Warrant may elect, subject to certain conditions, to be exempt from the Beneficial Ownership Cap. Subject to the Beneficial Ownership Cap restrictions, as of the date of the second closing of the private placement financing in February 2006 (the "Second Closing"), the Series C Preferred Stock acquired by the purchasers was convertible into 4,057,885 shares of common stock and the holders of the Series C Preferred Stock vote on an as-converted basis with the holders of our common stock, and therefore held approximately 80.28% of the voting power of our outstanding securities. Assuming both the conversion of the Series C Preferred Stock and the exercise of all of the Warrants acquired by the purchasers, in each case subject to the Beneficial Ownership Cap restrictions, the purchasers would have held approximately 89.06% of the outstanding common stock of the Company as of the date of the Second Closing.

     REDEMPTION: If the Company fails or refuses to convert any shares of Series C Preferred Stock in accordance with the terms of the Series C Preferred Stock, the holders of the Series C Preferred Stock are entitled to elect to require the Company to redeem their Series C Preferred Stock. In the event of a redemption, the redemption price per share of Series C Preferred Stock is an amount in cash equal to the greater of (1) all accrued but unpaid dividends as of the date the holder makes the demand for redemption with respect to each share to be redeemed plus the $10,000 liquidation preference per share or (2) the total number of shares of common stock into which such Series C Preferred Stock is convertible multiplied by the then-current market price of the common stock.

     Given that the redemption provision described above does not embody an unconditional obligation requiring the Company to redeem the instrument at a specified or determinable date or upon an event certain to occur, the Series C Preferred Stock is not a mandatorily redeemable financial instrument. Therefore, the Company determined that the guidance in FAS 150, ACCOUNTING FOR CERTAIN FINANCIAL INSTRUMENTS WITH CHARACTERISTICS OF BOTH LIABILITIES AND EQUITY, which requires liability classification for mandatorily redeemable financial instruments, does not apply.

     Rule 5-02.28 of Regulation S-X requires securities with redemption features that are not solely within the control of the issuer to be classified outside of permanent equity. The holders of the Series C Preferred Stock control a majority of the voting power of the Company's common stock and, as a result of this control, could directly or indirectly influence the triggering of the redemption provision by, for example, refusing to approve an increase in the authorized but unissued shares of common stock of the Company if, in the future, such increase were necessary to effect the conversion of the Series C Preferred Stock. Accordingly, the redemption provision is not solely within the Company's control, and thus the Series C Preferred Stock is not permanent equity.

     Because the Series C Preferred Stock did not qualify for treatment as a liability or as permanent equity as described above, the Company recorded the portion of the proceeds attributable to the Series C Preferred Stock as mezzanine equity pursuant to EITF Topic D-98, Classification and Measurement of Redeemable Securities. Because the Company has a substantial amount of authorized but unissued common stock (in excess of 95 million shares), the occurrence of a redemption event is not considered probable, and thus the carrying value of the Series C Preferred Stock is not being accreted to its redemption value.

     CONVERSION: Each convertible preferred share is convertible into shares of common stock. The number of shares of common stock into which each share of Series C Preferred Stock is convertible is determined by dividing the liquidation value per share plus all accrued but unpaid dividends thereon by $1.05. The conversion price for the Series C Preferred Stock and the Warrant exercise price were each subject to reset adjustment such that if the average price of the common stock over the twenty trading days immediately preceding May 8, 2006 (the "Average Price") was lower than the conversion and/or exercise price, then such conversion and/or exercise price would have been adjusted to equal the Average Price.

     The Company evaluated whether the embedded conversion feature in the Series C Preferred Stock required bifurcation and determined, in accordance with paragraph 12 of SFAS 133, that the economic characteristics and risks of the embedded conversion feature in the Series C Preferred Stock were clearly and closely related to the underlying common stock. In conducting this evaluation, the Company recognized that the cumulative fixed dividend and the potential redemption requirement of the Series C Preferred Stock are characteristics of debt. The Company also recognized, however, that the Series C Preferred Stock had the following equity like characteristics: the Series C Preferred Stock clearly gives the stockholders both existing and ongoing rights of ownership (i.e., a residual interest), as the holders of Series C Preferred Stock are entitled to vote on an as-converted basis with the holders of our common stock; the dividend, while fixed, is payable quarterly in cash or common stock at the Company's election, and, to date, the Company's Board of Directors has declared each quarterly dividend to be paid in shares of common stock; the redemption rights of the Series C preferred stock are perpetual and do not have a stated maturity or redemption date, unlike debt instruments; and the right of the holders of the Series C Preferred stock to receive payments, including the liquidation preference, is not secured by any collateral. Consequently, when all of the economic characteristics and risks of the Series C Preferred Stock are considered as a whole, the Company concluded that the Series C Preferred Stock is more akin to equity than to debt and, as a result, the Company concluded that bifurcation was not required under SFAS 133.

     Pursuant to the guidance in paragraph 5 of EITF 00-27, APPLICATION OF ISSUE NO. 98-5 TO CERTAIN CONVERTIBLE INSTRUMENTS, the Company allocated the proceeds from the Series C financing between the Series C Preferred Stock and the warrants based upon their estimated fair values as of the closing date. The Company then calculated the intrinsic value of the beneficial conversion feature embedded in the Series C Preferred Stock. As the amount of the beneficial conversion feature exceeded the value allocated to the Series C Preferred Stock, the amount of the beneficial conversion feature recorded was limited to the proceeds allocated to the Series C Preferred Stock. The beneficial conversion value was recognized as an additional discount on the

Series C Preferred Stock which amount was immediately accreted and treated as a deemed dividend to the holder of the shares of Series C Preferred Stock as all of the Series C Preferred Stock was eligible for conversion upon issuance.

     STOCK SALES - In March 2004, the Company sold 128,619 shares of common stock and warrants to purchase 25,723 shares of common stock to primarily institutional investors. Gross proceeds were $7,292,700 ($6,681,274 net of issuance costs) and were allocated between the common stock and the warrants based on the relative fair value of the warrants and common stock. In April 2005, the Company sold approximately 65,040 shares of common stock and warrants to purchase 32,520 shares of common stock to institutional investors and to certain executive officers and directors of the Company. Gross proceeds were $815,000 ($601,342 net of cash issuance costs) and were allocated between the common stock and the warrants based on the relative fair value of the warrants and common stock.

     WARRANTS - In addition to the issuance of shares of Series C Preferred Stock, the Company issued warrants to the investors to purchase an aggregate of up to 2,380,951 and 5,480,952 shares of common stock at a per share exercise price of $1.26 per share in 2005 and 2006, respectively. In addition, the Company issued warrants to the placement agent to purchase 238,095 and 548,095 shares of Common Stock at a per share exercise price of $1.05 per share, in 2005 and 2006, respectively. The warrants have a term of exercise expiring in 6 years. The warrants contain a "cashless exercise" feature that allows the holders, under certain circumstances, to exercise the warrants without making a cash payment to the Company. In addition, upon the occurrence of a change of control, a warrant holder, at its option, can require the Company to repurchase the warrant for an aggregate purchase price, payable in cash, calculated according to a specified formula (the "Put Feature").

     The Company allocated the proceeds between the stock and the warrants based upon their estimated fair values as of the closing date. The Company determined the fair value of the warrants using the Black-Scholes option pricing model with the following assumptions: weighted average risk free rate of 4.18%; volatility of 100% and a dividend yield of 0%. The Company determined that the warrants meet the definition of a derivative instrument as defined in SFAS 133, Accounting for Derivative Instruments and Hedging Activities. The fair value of the warrants are recorded as liabilities pursuant to the guidance in paragraphs 12 and 27 of EITF 00-19, ACCOUNTING FOR DERIVATIVE FINANCIAL INSTRUMENTS INDEXED TO, AND POTENTIALLY SETTLED IN, A COMPANY'S OWN STOCK, because the Put Feature is a form of net cash settlement in that it allows a holder of the warrant to require the Company to repurchase the warrant for cash in the event of a change in control. Changes in the fair value of the warrants are recorded each reporting period through earnings.

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

     The Board of Directors has authorized 600,000 shares of Series B Preferred Stock.

6.  COMMITMENTS AND CONTINGENCIES.

     At December 31, 2006, the Company had no long-term contractual obligations.

7.  INCOME TAXES.

     No income tax provision or benefit has been provided for federal or state income tax purposes as the Company has incurred losses in all periods reported and recoverability of these losses in future tax filings is uncertain. As of December 31, 2006, the Company has available net operating loss carryforwards of approximately $73,367,079 for federal income tax purposes, expiring through 2026 and $42,199,117 for state income tax purposes, expiring through 2011. In addition, the Company has unused investment and research and development tax credits for federal and state income tax purposes aggregating $1,615,177 and $859,871, respectively. The use of the federal net operating loss may also be restricted due to changes in ownership in accordance with definitions as stated in the Internal Revenue Code.

     Income taxes computed using the federal statutory income tax rate differs from the Company's effective tax rate primarily due to the following:

                                                                  YEAR ENDED DECEMBER 31,
                                                                  2006              2005            2004
                                                                  -----             -----           -----
              Statutory U.S. federal tax rate                   (34.0%)            (34.0%)          (34.0%)
              State taxes, net of federal tax benefit            (6.2%)             (6.2%)           (6.2%)
              Federal research and development credits           (0.5%)             (1.5%)           (0.6%)
              Valuation allowance on deferred tax assets         40.7%               41.7%            40.8%
                                                                -------            -------          -------
                                                                  ---%                ---%             ---%
                                                                -------            -------          -------


     The net tax effect of differences in the timing of certain revenue and expense items and the related carrying amounts of assets and liabilities for financial reporting and tax purposes are not material and, accordingly, are not displayed in the table below. The components of the Company's deferred tax assets as of December 31, 2006 and 2005 are as follows:


                                                                   2006                    2005
                                                            ---------------        -----------------
             Deferred Tax Assets:
               Net operating loss carryforwards             $     25,920,000        $     26,386,000
               Tax credit carryforwards                            2,475,000               2,432,000
                                                            ----------------        ----------------
                                                                  28,395,000              28,818,000
             Valuation allowance                                (28,395,000)            (28,818,000)
                                                            ----------------        ----------------
             Deferred tax asset, net                        $            ---        $            ---
                                                            ================        ================

     For the year ended December 31, 2006 the valuation allowance decreased by approximately $423,000 and for the year ended December 31, 2005 increased by approximately $1,345,000, respectively, due to the uncertainty of future realization of currently generated net operating loss and tax credit carryforwards.

8.  EMPLOYEE BENEFIT PLAN.

     The Company sponsors a qualified 401(k) Retirement Plan (the "Plan") under which employees are allowed to contribute certain percentages of their pay, up to the maximum allowed under Section 401(k) of the Internal Revenue Code. Company contributions to the Plan are at the discretion of the Board of Directors. The Company did not make any matching contributions for the year ended December 31, 2006. The Company contributed 953 shares of common stock in 2005 and 1,288 shares of common stock in 2004, valued at $15,610 and $59,060, respectively. The Company also contributed $42,539 in cash to the Plan in 2005.

9.  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

     THE QUARTERS ENDED MARCH 31, JUNE 30 AND SEPTEMBER 30, 2006 HAVE BEEN RESTATED. (SEE FOOTNOTE 1)

                                             FIRST               SECOND              THIRD               FOURTH
                                       ------------------- ------------------- ------------------- -------------------
                                       ------------------- ------------------- ------------------- -------------------
2006 Quarters
     Revenues                             $            ---    $            ---    $            ---    $            ---
     Loss from Operations                      (1,207,109)         (1,066,803)         (1,160,767)           (958,086)
     Net Income (Loss)                         (1,991,360)           4,410,432             685,163         (1,152,956)
     Net Income (Loss) Attributable
       to Common Stockholders                  (2,142,907)           4,205,008             481,164         (1,355,947)
     Basic Net Income (Loss) per
       Common Share                       $         (1.98)    $           3.86    $           0.33    $         (0.64)
     Diluted Net Income (Loss) per
       Common Share                       $         (1.98)    $           0.57    $           0.08    $         (0.12)
2005 Quarters
     Revenues                             $            ---    $            ---    $            ---    $            ---
     Net Loss Attributable to Common
       Stockholders                       $    (1,841,540)    $    (1,526,346)    $    (1,820,992)    $      (901,840)
     Net Loss per Share (basic and
       diluted)                           $         (1.99)    $         (1.56)    $         (1.83)    $         (0.87)

     The quarters ended March 31, June 30 and September 30, 2006 have been restated (Notes 1 and 5). The restatement is in connection with the Series C Cumulative Convertible Preferred Stock Offering, the Company issued warrants to the private placement agent for services rendered. The fair value of the award was originally accounted for as an offset to the proceeds of the Series C Preferred offering and a credit to additional paid in capital. Upon further review of the terms of the warrants, it was determined that the private placement agent's warrants' put feature enables the holder, at their option, to require the Company to repurchase the award for cash in the event of a change in control. The Company determined that the warrants meet the definition of a derivative investment as defined in SFAS 133, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock, and should be adjusted to its current fair value at each reporting period and classified as a warrant liability. As such, the net loss for the quarter ended March 31, 2006 increased by $250,496, and the net income for the quarters ended June 30, 2006 and September 30, 2006, increased by $260,764 and $438,854, respectively.

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

     During the Company's fiscal year ended December 31, 2004, and through January 24, 2006, the date which Deloitte resigned, the Company had no disagreement with Deloitte on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to Deloitte's satisfaction, would have caused Deloitte to make reference to the subject matter of the disagreement in connection with its report for such period. During the Company's fiscal year ended December 31, 2004, and through January 24, 2006, there were no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K.

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

ITEM 9A.          CONTROL AND PROCEDURES.

(A)  EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

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

     Based upon that review, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2006, our disclosure controls and procedures were not effective due to the fact that we had misapplied generally accepted accounting principles related to the accounting for derivative liabilities in accordance with EITF 00-19 and SFAS 133. At the time of the December 2005 and February 2006 sale of our Series C Cumulative Convertible Preferred Stock, the Company failed to determine that the warrants to purchase shares of common stock issued to the private placement agent, as part of the fees for services rendered, were required to be accounted for as liabilities. As a result, we had not classified these warrants as liabilities in our historical financial statements.

     We have restated our financial statements for the year ended December 31, 2005 and the quarters ended March 31, June 30 and September 30, 2006, in order to correct the accounting in such financial statements with respect to the warrants to purchase shares of common stock in accordance with EITF 00-19 and SFAS 133. Over the course of 2006, we have taken steps to improve our internal controls over financial reporting and disclosure controls and procedures by providing improved training regarding accounting for debt and preferred stock and related warrants.

     Also, based upon that review, our Chief Executive Officer and Chief Financial Officer concluded that while our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic filings with the Securities and Exchange Commission, there is a lack of segregation of duties at the Company due to the small number of employees dealing with general administrative and financial matters. This constitutes a significant deficiency in financial reporting. However, at this time management has decided that, considering the employees involved and the control procedures in place, the risks associated with such lack of segregation are insignificant, and the potential benefits of adding additional employees to clearly segregate duties do not justify the expenses associated with such increases. Management will continue to evaluate this segregation of duties.

     We believe that our disclosure controls and procedures are effective, as of the date of filing this Annual Report on form 10-K, to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms. Management will continue to evaluate the status of our disclosure controls and procedures.

(B) CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

     There were no changes in our internal control over financial reporting that occurred during the year ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.          OTHER INFORMATION.

     Not applicable.

PART III

ITEM 10.          DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

     The information called for by this Item will be contained in our Proxy Statement, which we intend to file within 120 days following our fiscal year end, December 31, 2006, under the headings "Executive Officers", "Election of Directors", "Corporate Governance", and "Section 16(a) Beneficial Ownership Reporting Compliance" and such information is incorporated herein by reference.

ITEM 11.          EXECUTIVE COMPENSATION.

     The information called for by this Item will be contained in our Proxy Statement, which we intend to file within 120 days following our fiscal year end, December 31, 2006, under the heading "Compensation of Directors and Executive Officers" and such information is incorporated herein by reference.

ITEM 12. SECURITIES OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

     The information called for by this Item will be contained in our Proxy Statement, which we intend to file within 120 days following our fiscal year end, December 31, 2006, under the headings "Beneficial Ownership of Voting Securities" and "Securities Authorized for Issuance under Equity Compensation Plans" and such information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

     The information called for by this Item will be contained in our Proxy Statement, which we intend to file within 120 days following our fiscal year end, December 31, 2006, under the headings "Certain Relationships and Related Transactions" and "Director Independence" and such information is incorporated herein by reference.

ITEM 14.          PRINCIPAL ACCOUNTANT FEES AND SERVICES.

     The information called for by this Item will be contained in our Proxy Statement, which we intend to file within 120 days following our fiscal year end, December 31, 2006, under the headings "Report of the Audit Committee" and "Audit and Related Fees" and such information is incorporated herein by reference.

PART IV

ITEM 15.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)(1) The following Financial Statements as of December 31, 2006 and 2005 and for the three years in the period ended December 31, 2006 are included in Part II of this Annual Report on Form 10-K:

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

(a)(3) The following exhibits are filed herewith or are incorporated by reference as may be indicated:

    3.1 Amended and Restated Certificate of Incorporation of MacroChem Corporation dated as of February 9, 2006, incorporated by reference to Exhibit 3.1 to our Annual Report on Form 10-K for the year ended December 31, 2005 (File No. 0-13634).

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

    10.37 Securities Purchase Agreement, dated as of April 19, 2005, by and between MacroChem Corporation and the institutional investors listed on the signature pages thereto, incorporated by reference to Exhibit
            10.1 to our Current Report on Form 8-K dated April 22, 2005 (File No. 0-13634).

    10.38 Securities Purchase Agreement, dated as of April 19, 2005, by and between MacroChem Corporation and the directors and officers of MacroChem Corporation listed on the signature pages thereto, incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K dated April 22, 2005 (File No. 0-13634).

    10.39 Registration Rights Agreement, dated as of April 19, 2005 by and among MacroChem Corporation and the purchasers listed on the signature page thereto, incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K dated April 22, 2005 (File No. 0-13634).

    10.40 Preferred Stock and Warrant Purchase Agreement, dated as of December 23, 2005, by and between MacroChem Corporation and the purchasers listed on Schedule 1 thereto, incorporated by reference to Exhibit
            10.1 to our Current Report on Form 8-K dated December 27, 2005 (File No. 0-13634).

    10.41 Amended and Restated Preferred Stock and Warrant Purchase Agreement, dated as of February 13, 2006 by and among MacroChem Corporation and the purchasers listed on the signature page thereto, incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated February 16, 2006 (File No. 0-13634).

    10.42 Investor Rights Agreement dated as of December 23, 2005 between MacroChem Corporation, SCO Capital Partners LLC and Lake End Capital Partners LLC incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K dated December 27, 2005 (File No.0-13634).

    10.43 Amended and Restated Investor Rights Agreement dated as of February 13, 2006, between MacroChem Corporation and the purchasers listed on the signature pages thereto incorporated by reference to Exhibit
            10.2 to our Current Report on Form 8-K dated February 16, 2006 (File No.0-13634).

    10.44 Lease between GLB Lexington Limited Partnership and MacroChem dated as of July 21, 1999, for space located at 110 Hartwell Avenue, Lexington, MA 02421, incorporated by reference to Exhibit 10.11 to our Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 0-13634).

    10.45 First Amendment to Lease between GLB Lexington Limited Partnership and MacroChem dated as of October 19, 2004, for space located at 110 Hartwell Avenue, Lexington, MA 02421, incorporated by reference to
            Exhibit 10.39 to our Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 0-13634).

    10.46 Sublease Agreement, dated as of August 31, 2005, by and between MacroChem Corporation and ActivBiotics, Inc., incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated September 16, 2005 (File No. 0-13634).

    10.47 Sublease Agreement, dated as of May 23, 2006, by and between MacroChem Corporation and Lincoln Technologies, Inc., incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated July 25, 2006 (File No. 0-13634).

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

                              MACROCHEM CORPORATION

Dated:    MARCH 30, 2007          By:  /S/  ROBERT J. DELUCCIA
        -------------------           ----------------------------
                                      Robert J. DeLuccia
                                      President and Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on March 30, 2007.

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