Form 10-Q/A
period 2006-03-31
MACROCHEM CORP
filed 2007-04-11
CIK 743884

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

                         Commission file number 0-13634

                              MACROCHEM CORPORATION
             (Exact name of registrant as specified in its charter)

           DELAWARE                                        04-2744744
------------------------------                  -------------------------------
(State or Other Jurisdiction                           (I.R.S. Employer
of Incorporation or Organization)                     Identification No.)

      40 WASHINGTON STREET, SUITE 220, WELLESLEY HILLS, MASSACHUSETTS 02481
      ---------------------------------------------------------------------
               (Address of principal executive offices, Zip Code)

                                  781-489-7310
              (Registrant's telephone number, including area code)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
  Yes___X___        No_______

     Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.
Large accelerated filer____   Accelerated filer____   Non-accelerated filer__X__

     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes______   No___X___

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           CLASS                                  OUTSTANDING AT APRIL 11, 2007:
-----------------------------                     ------------------------------
Common Stock, $.01 par value                                3,187,792

                                EXPLANATORY NOTE

We are filing this Amendment No.1 to our Quarterly Report on Form 10-Q ("Amendment No.1") for the quarter ended March 31, 2006. The Quarterly Report on Form 10-Q was originally filed on May 15, 2006 (the "Original Filing"). Amendment No. 1 is being filed in order to correct the classification of the warrants issued to the placement agent for services rendered in connection with our Series C Convertible Preferred Stock Offering in December 2005 and January 2006 (See Note 5 to the financial statements included in this Amendment No. 1). The fair value of the placement agent warrants was originally accounted for as an offset to the proceeds from the Series C Convertible Preferred Stock offering and a credit to additional paid in capital. Upon further review of the terms of the warrants, which include a put feature enabling the holder, at its option, to require the Company to repurchase the warrants for cash in the event of a change in control, the Company determined that the warrants meet the definition of a derivative instrument as defined in SFAS 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. As such, the fair value of the warrants should have been recorded in warrant liability pursuant to the guidance in paragraphs 12 and 27 of EITF 00-19, ACCOUNTING FOR DERIVATIVE FINANCIAL INSTRUMENTS INDEXED TO, AND POTENTIALLY SETTLED IN, A COMPANY'S OWN STOCK, and adjusted to their current fair value at each reporting period. The Balance Sheet, Income Statement, Statement of Cash flows and related footnotes have been adjusted accordingly for the correction of the error. The effect has been an increase in the warrant liability of $755,833, a decrease in additional paid in capital of $505,337 and in increase to net loss of $250,496 for the quarter ended March 31, 2006. In addition, the Management's Discussion and Analysis of Financial Condition and Results of Operations has been amended to reflect the adjustment.

The year end December 31, 2005 balance sheet has been restated to reflect the change in accounting for the Series C Cumulative Preferred Stock Offering described above. As such, the Balance Sheet has been adjusted to reflect a reclass of $174,922 from additional paid in capital to warrant liability. There was no impact on the Statement of Operations or the Statement of Cash Flows for the year ended December 31, 2005.

Except as described above, no other information in the Original Filing is amended hereby. Amendment No. 1 does not reflect events occurring after the filing of the Original Filing or modify or update those disclosures affected by subsequent events. Accordingly, Amendment No. 1 should be read in conjunction with our other filings made with the SEC subsequent to the filing of the Original Filing.

                             MACROCHEM CORPORATION

                              INDEX TO FORM 10-Q/A
                             ----------------------

                                                                     PAGE NUMBER
PART I     FINANCIAL INFORMATION

Item 1     Financial Statements

              Condensed Balance Sheets
              March 31, 2006 (Unaudited) and December 31, 2005            4

              Condensed Statements of Operations for the
              Three Months Ended March 31, 2006
              and 2005 (Unaudited)                                        5

              Condensed Statements of Cash Flows for the
              Three Months Ended March 31, 2006
              and 2005 (Unaudited)                                        6

              Notes to Unaudited Condensed Financial
              Statements                                                 8-18

Item 2     Management's Discussion and Analysis of                      19-25
           Financial Condition and Results of Operations

PART II    OTHER INFORMATION

Item 6     Exhibits                                                     26-27

SIGNATURES                                                                28

EXHIBIT INDEX                                                           29-30

ITEM 1.  FINANCIAL STATEMENTS

                              MACROCHEM CORPORATION
                            CONDENSED BALANCE SHEETS
                                   (Unaudited)

                                                                      (UNAUDITED) MARCH 31, 2006              DECEMBER 31, 2005
                                                            ------------------------------------------------  -----------------
                                                             AS REPORTED       ADJUSTMENT      RESTATED            RESTATED
                                                            -------------    -------------   -------------       ------------
                                                                                                                 (See Note 1)
ASSETS
Current assets:
     Cash and cash equivalents                              $     767,500                    $     767,500       $  3,023,436
     Short-term investments                                     6,529,547                        6,529,547                ---
     Prepaid expenses and other current assets                    393,481                          393,481            106,761
                                                            -------------    -------------   -------------       ------------
        Total current assets                                    7,690,528                        7,690,528          3,130,197

Property and equipment, net                                        60,729                           60,729             72,203

Patents, net                                                      580,936                          580,936            579,053
                                                            -------------    -------------   -------------       ------------

 Total assets                                               $   8,332,193                    $   8,332,193       $  3,781,453
                                                            =============    =============   =============       ============

LIABILITIES
Current liabilities:
     Accounts payable                                       $     170,888                          170,888       $    125,478
      Accrued expenses and other liabilities                      271,387                          271,387            249,552
                                                            -------------    -------------   -------------       ------------
        Total current liabilities                                 442,275                          442,275            375,030

Warrants liability (Note 5)                                     7,044,873          755,833       7,800,706          1,795,700
                                                            -------------    -------------   -------------       ------------
Total liabilities                                               7,487,148          755,833       8,242,981          2,170,730

Commitments and contingencies (Note 3)

Preferred stock, $.01 par value, liquidation value of
     $8,255,000 and $2,500,000; 6,000,000 shares
     authorized, 825.5 and 250 shares Series C
     Convertible issued and outstanding at March 31, 2006
     and December 31, 2005, respectively
     (Note 5)                                                     342,138                          342,138            330,243
                                                            -------------    -------------   -------------       ------------
                                                                  342,138                          342,138            330.243

STOCKHOLDERS' EQUITY

Common stock, $.01 par value, 100,000,000 shares
      authorized;  1,080,023 and 997,438 shares issued at
      March 31, 2006 and December 31, 2005, respectively           10,800                           10,800              9,974
Additional paid-in capital                                     85,016,725        (505,337)      84,511,388         83,914,608
Accumulated deficit                                          (84,465,508)        (250,496)    (84,716,004)       (82,584,992)

Less treasury stock, at cost, 529 shares at March 31,
      2006 and December 31, 2005                                 (59,110)                         (59,110)           (59,110)
                                                            -------------    -------------   -------------       ------------
Total stockholders' equity                                        502,907        (755,833)       (252,926)          1,280,480
                                                            -------------    -------------   -------------       ------------
Total liabilities and stockholders' equity                  $   8,332,193    $           0   $   8,332,193       $  3,781,453
                                                            =============    =============   =============       ============


The accompanying notes are an integral part of these unaudited condensed financial statements.

                              MACROCHEM CORPORATION
                       CONDENSED STATEMENTS OF OPERATIONS
               For the three months ended March 31, 2006 and 2005
                                   (Unaudited)

                                                                           FOR THE THREE MONTHS ENDED MARCH 31,
                                                            -----------------------------------------------------------------
                                                                                 2006                                2005
                                                            ----------------------------------------------       ------------
                                                             AS REPORTED      ADJUSTMENT       RESTATED
  OPERATING EXPENSES:
       Research and development                             $      65,982                    $      65,982       $  1,030,061
       Marketing, general and administrative                    1,141,127                        1,141,127            834,998
                                                            -------------    -------------   -------------       ------------
           TOTAL OPERATING EXPENSES                             1,207,109                        1,207,109          1,865,059
                                                            -------------    -------------   -------------       ------------
  LOSS FROM OPERATIONS                                        (1,207,109)                      (1,207,109)        (1,865,059)

  OTHER INCOME:
       Interest income                                             45,742                           45,742             23,519
       Loss on change in value of warrant liability             (579,497)        (250,496)       (829,993)                ---
                                                            -------------    -------------   -------------       ------------
           TOTAL OTHER INCOME AND EXPENSE                       (533,755)        (250,496)       (784,251)             23,519
                                                            -------------    -------------   -------------       ------------
  NET LOSS                                                  $ (1,740,864)    $   (250,496)   $ (1,991,360)       $(1,841,540)
                                                            =============    =============   =============       ============
  BENEFICIAL CONVERSION FEATURE (NOTE 5)                         (11,895)                         (11,895)                ---

  DIVIDEND ON SERIES C CUMULATIVE PREFERRED STOCK

                                                                (139,652)    -------------       (139,652)                ---
                                                            -------------    -------------   -------------       ------------
  NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS              $ (1,892,411)    $   (250,496)   $ (2,142,907)       $(1,841,540)
                                                            =============    =============   =============       ============
  BASIC AND DILUTED NET LOSS PER SHARE                      $      (1.75)    $       (.23)   $      (1.98)       $     (1.99)
                                                            =============    =============   =============       ============
  SHARES USED TO COMPUTE BASIC AND DILUTED NET LOSS PER
       SHARE
                                                                1,079,494        1,079,494       1,079,494            924,813
                                                            =============    =============   =============       ============

The accompanying notes are an integral part of these unaudited condensed financial statements.

                              MACROCHEM CORPORATION
                       CONDENSED STATEMENTS OF CASH FLOWS
               For the three months ended March 31, 2006 and 2005
                                   (Unaudited)

                                                                           FOR THE THREE MONTHS ENDED MARCH 31,
                                                            -----------------------------------------------------------------
                                                                                 2006                                2005
                                                            ----------------------------------------------       ------------
                                                             AS REPORTED       ADJUSTMENT      RESTATED
CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                               $ (1,740,864)    $   (250,496)   $ (1,991,360)       $(1,841,540)
     Adjustments to reconcile net loss to net cash used by
       operating activities:
         Depreciation and amortization                             24,504                           24,504             39,496
         Stock-based compensation                                 457,954                          457,954                ---
         401(k) contributions in company common stock                 ---                              ---             15,610
         Deferred rent                                                ---                              ---            (5,509)
         Loss on change in value of warrant liability             579,497          250,496         829,993                ---
     Change in assets and liabilities:
         Prepaid expenses and other current assets              (286,720)                        (286,720)          (151,271)
         Accounts payable and accrued expenses                     67,245                           67,245            102,748
Net cash used in operating activities                           (898,384)                0       (898,384)        (1,840,466)

CASH FLOWS FROM INVESTING ACTIVITIES:
     Sales of short-term investments                                  ---                              ---                ---
     Purchases of short-term investments                      (6,529,547)                      (6,529,547)            (6,384)
     Expenditures for property and equipment                        (436)                            (436)           (14,526)
     Additions to patents                                        (14,477)                         (14,477)                ---
Net cash provided by investing activities                     (6,544,460)                      (6,544,460)           (20,910)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net proceeds from issuance of Series C Cumulative
     Convertible Preferred Stock and Warrants                   5,186,908                        5,186,908                ---
Net cash provided by financing activities                       5,186,908                        5,186,908                ---

Net change in cash and cash equivalents                       (2,255,936)                      (2,255,936)        (1,861,376)
Cash and cash equivalents at beginning of period                3,023,436                        3,023,436          4,888,868

Cash and cash equivalents at end of period                  $     767,500    $           0   $     767,500       $  3,027,492


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

(1)      BASIS OF PRESENTATION AND OPERATIONS

         We are filing this Amendment No. 1 in order to correct the classification of the warrants issued to the placement agent for services rendered in connection with our Series C Convertible Preferred Stock Offering in December 2005 and January 2006 (See Note 5 to the financial statements included in this Amendment No. 1). The fair value of the placement agent warrants was originally accounted for as an offset to the proceeds from the Series C Convertible Preferred Stock offering and a credit to additional paid in capital. Upon further review of the terms of the warrants, which include a put feature enabling the holder, at its option, to require the Company to repurchase the warrants for cash in the event of a change in control, the Company determined that the warrants meet the definition of a derivative instrument as defined in SFAS 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. As such, the fair value of the warrants should have been recorded in warrant liability pursuant to the guidance in paragraphs 12 and 27 of EITF 00-19, ACCOUNTING FOR DERIVATIVE FINANCIAL INSTRUMENTS INDEXED TO, AND POTENTIALLY SETTLED IN, A COMPANY'S OWN STOCK, and adjusted to their current fair value at each reporting period. The Balance Sheet, Income Statement, Statement of Cash flows and related footnotes have been adjusted accordingly for the correction of the error. The effect has been an increase in the warrant liability of $755,833, a decrease in additional paid in capital of $505,337 and in increase to net loss of $250,496 for the quarter ended March 31, 2006. In addition, the Management's Discussion and Analysis of Financial Condition and Results of Operations has been amended to reflect the adjustment.

         The year end December 31, 2005 balance sheet has been restated to reflect the change in accounting for the Series C Cumulative Preferred Stock Offering described above. As such, the Balance Sheet has been adjusted to reflect a reclass of $174,922 from additional paid in capital to warrant liability. There was no impact on the Statement of Operations or the Statement of Cash Flows for the year ended December 31, 2005.

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

         The Company has been engaged primarily in research and development since its inception in 1981 and has derived limited revenues from the commercial sale of its products, licensing of certain technology and feasibility studies. The Company has had no revenues relating to the sale of any products currently under development. The Company has incurred net losses every year since its inception and the Company anticipates that losses will continue for the foreseeable future. At March 31, 2006, the Company's accumulated deficit was $84,716,004. At March 31, 2006, the Company believes that its existing cash and cash equivalents are sufficient to fund operations under the Company's operating plan for at least the next twelve months. The Company's ability to continue operations after its current capital resources are exhausted depends on its ability to obtain additional financing and achieve profitable operations, as to which no assurances can be given. The Company's cash requirements may vary materially from those now planned because of changes in the focus and direction of its research and development programs, competitive and technical advances, patent developments or other developments.

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

         Stock-based compensation expense under SFAS No. 123(R) was $457,954 during the three months ended March 31, 2006. As a result of adopting SFAS No. 123(R) on January 1, 2006, the Company's loss from operations and net loss for the three months ended March 31, 2006 were $457,954 lower than if it had continued to account for share-based compensation using the intrinsic method of accounting. Basic and diluted net loss per share would have been $1.81 if the Company had not adopted SFAS No. 123(R), compared to the reported basic and diluted net loss per share of $1.98. The incremental impact of SFAS No. 123(R) during the three months ended March 31, 2006 represents stock-based compensation expense related to stock options.

         VALUATION ASSUMPTIONS FOR STOCK OPTIONS

         The fair value of stock options granted during the three months ended March 31, 2005 and 2006 was estimated using the Black-Scholes option-pricing model with the following assumptions:

                                                   THREE MONTHS ENDED MARCH 31,
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

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                                     2005

       Net loss as reported                                        $ (1,841,540)

       Add: Stock-based employee compensation expense
            included in reported net loss                                    ---

       Deduct: Total stock-based employee compensation
            measured using the fair value method                    (   298,805)
                                                                     -----------

       Pro forma net loss                                          $ (2,140,345)
                                                                   =============

       Basic and diluted net loss per share - as reported      $          (1.99)
                                                               =================

       Basic and diluted net loss per share - pro forma        $          (2.31)
                                                               =================

 (3)     COMMITMENTS AND CONTINGENCIES

         LEASE COMMITMENTS- In accordance with certain capital lease contracts, in the event that they are terminated early, approximately $50,950 would be owed as early termination payments.

 (4)     BASIC AND DILUTED LOSS PER SHARE

         The following table sets forth the computation of basic and diluted loss per share:

                                                    THREE MONTHS ENDED MARCH 31,
                                                  ------------------------------
                                                      2006              2005
                                                      ----              ----
       Numerator for basic and diluted loss per
       share:
         Net loss attributable to common
         stockholders                             $(2,142,907)      $(1,841,540)
                                                  ============      ============

       Denominator for basic and diluted loss per
       share:
         Weighted average shares outstanding         1,079,494           924,813
                                                  ============      ============

       Net loss per share - basic and diluted     $(     1.98)      $(     1.99)
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

         SERIES C CONVERTIBLE PREFERRED STOCK - On December 23, 2005, pursuant to the terms of a Preferred Stock and Warrant Purchase Agreement (the "Purchase Agreement"), the Company completed the first closing of a private placement (the "Series C Financing") in which institutional investors (the "Purchasers") acquired 250 shares of Series C Cumulative Convertible Preferred Stock (the "Series C Preferred Stock") and six-year Warrants to purchase 2,380,951 shares of common stock at an exercise price of $1.26 per share, for an aggregate purchase price of $2.5 million (the "First Closing"). The net proceeds from the First Closing were $2,125,943. In the second closing of the Series C Financing, on February 13, 2006, the Company issued to institutional investors (the "Purchasers") 575.5 shares of Series C Preferred Stock and six-year warrants (the "Warrants") to purchase 5,480,961 shares of the Company's common stock at an exercise price of $1.26 per share, for an aggregate purchase price of approximately $5.75 million (the "Second Closing"). The net proceeds from the Second Closing were $5,186,908. The terms of the Series C Preferred Stock and Warrants issued in the First Closing and the Second Closing were identical.

         RELEVANT MATERIAL TERMS: The terms and provisions of the Series C Preferred Stock are set forth in the Certificate of Designations, Rights and Preferences of Series C Cumulative Convertible Preferred Stock (the "Certificate of Designations"). Certain material terms of the Series C Preferred Stock relevant to this response are summarized below:

         OBLIGATIONS TO REGISTER SHARES: When issued, the securities offered and sold to the Purchasers in the Series C Financing were not registered under the Securities Act of 1933, as amended (the "Securities Act") and were sold in reliance upon the exemption from securities registration afforded by Regulation D under the Securities Act. All of the Purchasers represented to MacroChem that they were "accredited investors", as defined in Rule 501 of Regulation D. In connection with the Series C Financing, MacroChem entered into an Investor Rights Agreement with the Purchasers, pursuant to which MacroChem was required to file a registration statement with the Securities and Exchange Commission covering the resale of the common stock issuable upon conversion of the Series C Preferred Stock, issuable as payment of dividends on the Series C Preferred Stock and issuable upon exercise of the Warrants and the warrants issued to the placement agent, no later than March 27, 2006, and to use its best efforts to cause the registration statement to become effective within a specified time period. The Investor Rights Agreement further provides that if a registration statement is not filed or declared effective within specified time period, the Company would be required to pay each holder an amount in cash, as liquidated damages, equal to 2.0% per month of the aggregate purchase price paid by such holder in the private placement for the common stock and warrants then held.

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

         Because the Series C Preferred Stock did not qualify for treatment as a liability or as permanent equity as described above, the Company recorded the portion of the proceeds attributable to the Series C Preferred Stock as mezzanine equity pursuant to EITF Topic D-98, CLASSIFICATION AND MEASUREMENT OF REDEEMABLE SECURITIES. Because the Company has a substantial amount of authorized but unissued common stock (in excess of 95 million shares), the occurrence of a redemption event is not considered probable, and thus the carrying value of the Series C Preferred Stock was not accreted to its redemption value.

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

         Pursuant to the guidance in paragraph 5 of EITF 00-27, APPLICATION OF ISSUE NO. 98-5 TO CERTAIN CONVERTIBLE INSTRUMENTS, we allocated the proceeds from the Series C financing between the Series C Preferred Stock and the warrants based upon their estimated fair values as of the closing date. We then calculated the intrinsic value of the beneficial conversion feature embedded in the Series C Preferred Stock. As the amount of the beneficial conversion feature exceeded the value allocated to the Series C Preferred Stock, the amount of the beneficial conversion feature recorded was limited to the proceeds allocated to the Series C Preferred Stock. The beneficial conversion value of $330,243 was recognized as an additional discount on the Series C Preferred Stock which amount was immediately accreted and treated as a deemed dividend to the holder of the shares of Series C Preferred Stock as all of the Series C Preferred Stock was eligible for conversion upon issuance.

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

         WARRANTS - On February 13, 2006, the Company closed a private placement in which institutional investors received six-year warrants to purchase 5,480,961 shares of the Company's common stock at an exercise price of $1.26 per share ("Investor Warrants"). As of March 31, 2006, none of the $1.26 Investor Warrants had been exercised. The placement agent in the transaction received a warrant to purchase approximately 548,095 shares of common stock at a purchase price of $1.05 for a period of six years ("Placement Agent Warrants"). As of March 31, 2006, none of these $1.05 Placement Agent Warrants had been exercised. On December 23, 2005, the Company closed a private placement in which institutional investors received warrants to purchase 2,380,951 shares of common stock at an exercise price of $1.26 per share for a period of six years ("Investor Warrants"). As of March 31, 2006, none of these $1.26 Investor Warrants had been exercised. The placement agent in this transaction received a warrant to purchase approximately 238,905 shares of common stock at a purchase price of $1.05 for a period of six years ("Placement Agent Warrants"). As of March 31, 2006, none of the $1.05 Placement Agent Warrants had been exercised. In accordance with EITF 00-19, "ACCOUNTING FOR DERIVATIVE FINANCIAL INSTRUMENTS INDEXED TO, AND POTENTIALLY SETTLED IN, A COMPANY'S OWN STOCK," the Investor Warrants and the Placement Agent Warrants are included as a liability and valued at fair market value until the Company meets the criteria under EITF 00-19 for permanent equity. The Company valued the Investor Warrants and the Placement Agent Warrants at $7,800,706 on March 31, 2006 using the Black-Scholes method with the following assumptions: a risk-free interest rate of 4.82%, volatility of 100%, and a dividend yield of 0%.

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

     Since inception, we have been engaged primarily in research and development. We have not generated any meaningful revenues from operations and we have sustained significant operating losses. We anticipate that we will continue to incur significant losses for the foreseeable future. We cannot guarantee that we will be successful in commercializing our products, or that we will ever become profitable. As of March 31, 2006, we had an accumulated deficit of $84,716,004. Our product candidates are in discovery or developmental stages and must undergo a rigorous regulatory approval process, which includes costly and extensive pre-clinical and clinical testing, to demonstrate safety and efficacy before we can market any resulting product. To date, neither the FDA nor any of its international equivalents has approved any of our product candidates for marketing.

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

     Other income decreased by $807,770 to a loss of $784,251 in the three-month period ended March 31, 2006 from a gain of $23,519 in the three-month period ended March 31, 2005. The decrease is primarily attributable to a loss associated with the change in value of warrant liability of $829,993 in the three-month period ended March 31, 2005. The decrease is partially offset by an increase in interest income of $22,223, or 94%, to $45,742 in the three-month period ended March 31, 2006 from $23,519 in the three-month period ended March 31, 2005. The increase in interest income is due to higher amounts of cash available for investing purposes and higher interest rate returns available for cash that is invested.

     For the reasons described above, net loss increased by $149,820, or 8.1%, to $1,991,360 in the three-month period ended March 31, 2006 from $1,841,540 in the three-month period ended March 31, 2005.

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

PART II - OTHER INFORMATION

ITEM     6. EXHIBITS.

The following is a list of exhibits to this Quarterly Report on Form 10-Q/A:

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


                                                     MACROCHEM CORPORATION
                                                     (Registrant)


April 11, 2007             /S/  ROBERT J. DELUCCIA
                           -----------------------------------------------------
                           Robert J. DeLuccia
                           President and Chief Executive Officer
                           (Principal Executive Officer)

                           /S/  BERNARD R. PATRIACCA
                           -----------------------------------------------------
                           Bernard R. Patriacca
                           Vice President, Chief Financial Officer and Treasurer
                                                   (Principal Financial Officer)

                                 EXHIBIT INDEX


The following is a list of exhibits to this Quarterly Report on Form 10-Q/A:

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