Form 10-Q/A
period 2006-06-30
MACROCHEM CORP
filed 2007-04-11
CIK 743884

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-Q/A
                                (AMENDMENT NO. 2)


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

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. Large accelerated filer Accelerated filer Non-accelerated filer X --- --- ---

     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes      No X
   ---     ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                                  Outstanding at April 11, 2007:
----------------------------                     ------------------------------
Common Stock, $.01 par value                               3,187,792

                                EXPLANATORY NOTE

We are filing this Amendment No.2 to our Quarterly Report on Form 10-Q ("Amendment No. 2") for the quarter ended June 30, 2006. The Quarterly Report on Form 10-Q was originally filed on August 14, 2006 (the "Original Filing"), and was amended on August 25, 2006 ("Amendment No. 1"). Amendment No. 2 is being filed in order to correct the classification of the warrants issued to the placement agent for services rendered in connection with the Series C Convertible Preferred Stock Offering in December 2005 and January 2006 (see Note 5 to the financial statements included in this Amendment No. 2). The fair value of the placement agent warrants was originally accounted for as an offset to the proceeds from the Series C Convertible Preferred Stock offering and a credit to additional paid in capital. Upon further review of the terms of the warrants, which include a put feature enabling the holder, at its option, to require the Company to repurchase the warrants for cash in the event of a change in control, the Company determined that the warrants meet the definition of a derivative instrument as defined in SFAS 133, Accounting for Derivative Instruments and Hedging Activities. As such, the fair value of the warrants should have been recorded in warrant liability pursuant to the guidance in paragraphs 12 and 27 of EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock, and adjusted to its current fair value at each reporting period. The Balance Sheet, Income Statement, Statement of Cash flows and related footnotes have been adjusted accordingly for the correction of the error. The effect has been an increase in the warrant liability of $244,573 and a decrease in additional paid in capital of $505,337 as of June 30, 2006, and a corresponding non-cash increase in net income of $511,260 for the three months ended June 30, 2006 and a non-cash increase in net income of $260,764 for the six months ended June 30, 2006. In addition, the Management's Discussion and Analysis of Financial Condition and Results of Operations has been amended to reflect the adjustment.

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

Except as described above, no other information in the Original Filing, as amended by Amendment No. 1, is amended hereby. Amendment No. 2 does not reflect events occurring after the filing of the Original Filing or modify or update those disclosures affected by subsequent events. Accordingly, Amendment No. 2 should be read in conjunction with our other filings made with the SEC subsequent to the filing of the Original Filing.

                              MACROCHEM CORPORATION

                              INDEX TO FORM 10-Q/A
                              --------------------


                                                                 Page Number
                                                                 -----------
PART I     FINANCIAL INFORMATION

Item 1     Financial Statements

              Condensed Balance Sheets
              June 30, 2006 (Unaudited) and December 31, 2005         4

              Condensed Statements of Operations for the
              Three and Six Months Ended June 30, 2006
              and 2005 (Unaudited)                                    5

              Condensed Statements of Cash Flows for the
              Six Months Ended June 30, 2006
              and 2005 (Unaudited)                                   6-7

              Notes to Unaudited Condensed Financial
              Statements                                             8-19

Item 2     Management's Discussion and Analysis of
           Financial Condition and Results of Operations            20-27



PART II    OTHER INFORMATION


Item 6     Exhibits 28

SIGNATURES                                                           29

EXHIBIT INDEX                                                        30

ITEM 1.  FINANCIAL STATEMENTS

                                                      MACROCHEM CORPORATION
                                                    CONDENSED BALANCE SHEETS

                                                                         (UNAUDITED) JUNE 30, 2006             DECEMBER 31, 2005
                                                             -------------------------------------------     --------------------
                                                                AS REPORTED     ADJUSTMENT      RESTATED           RESTATED
                                                             ----------------  ------------  ------------    --------------------
                                                                                                                 ( See Note 1)
ASSETS                                                        Current assets:
      Cash and cash equivalents                                $      692,274                $    692,274        $   3,023,436
      Short-term investments                                        5,835,353                   5,835,353                  ---
      Prepaid expenses and other current assets                       309,991                     309,991              106,761
                                                                -------------    ---------    -----------         ------------
          Total current assets                                      6,837,618                   6,837,618            3,130,197

Property and equipment, net                                            50,016                      50,016               72,203

Patents, net                                                          589,953                     589,953              579,053
                                                                -------------    ---------    -----------         ------------
Total assets                                                   $    7,477,587   $      ---   $  7,477,587        $   3,781,453
                                                                =============    =========    ===========         ============
LIABILITIES
Current liabilities:
      Accounts payable                                         $       56,296                $      56,296       $     125,478
      Accrued expenses and other liabilities                          308,125                      308,127             249,552
                                                                -------------    ---------    ------------        ------------
          Total current liabilities                                   364,421                      364,421             375,030

Warrants liability (Note 5)                                         2,152,308      244,573       2,396,881           1,795,700
                                                                -------------    ---------    ------------        ------------
Total liabilities                                                   2,516,729      244,573       2,761,302           2,170,730

Commitments and contingencies (Note 3)

     Preferred stock, $.01 par value, liquidation value of
     $8,239,500 and 2,500,000; 6,000,000 shares authorized,
     823.95 and 250 shares Series C Convertible issued and
     outstanding at June 30, 2006 and December 31, 2005,
     respectively (Note 5)                                            341,496                      341,496             330,243
                                                                -------------    ---------     -----------        ------------
                                                                      341,496                      341,496             330,243

STOCKHOLDERS' EQUITY


Common stock, $.01 par value, 100,000,000 shares authorized;
       1,358,242 and 997,438 shares issued at June 30, 2006
      and December 31, 2005, respectively                              13,583                       13,583               9,974
Additional paid-in capital                                         85,436,650    (505,337)      84,931,313          83,914,608
Accumulated deficit                                              (80,771,761)      260,764    (80,510,997)        (82,584,992)
Less treasury stock, at cost, 529 shares at June 30, 2006
      and December 31, 2005                                          (59,110)                     (59,110)            (59,110)
                                                                -------------    ---------    ------------        ------------
Total stockholders' equity                                          4,619,362    (244,573)       4,374,789           1,280,480
                                                                -------------    ---------    ------------        ------------
Total liabilities and stockholders' equity                     $    7,477,587   $      ---   $   7,477,587       $   3,781,453
                                                                =============    =========    ============        ============


The accompanying notes are an integral part of these unaudited condensed financial statements.

                                                MACROCHEM CORPORATION
                                          CONDENSED STATEMENTS OF OPERATIONS
                              For the three and six months ended June 30, 2006 and 2005
                                                     (Unaudited)

                                   FOR THE THREE MONTHS ENDED JUNE 30,                  FOR THE SIX MONTHS ENDED JUNE 30,
                            ------------------------------------------------   ----------------------------------------------------
                                             2006                     2005                    2006                         2005
                            ------------------------------------  ----------   -------------------------------------    -----------
                             AS REPORTED  ADJUSTMENT   RESTATED                AS REPORTED  ADJUSTMENT    RESTATED
                             -----------  ----------   --------                -----------  ----------    --------

OPERATING EXPENSES:
 Research and development   $     90,243            $     90,243 $    739,008 $    156,225              $    156,225   $  1,769,068
 Marketing, general and
   administrative                976,560                 976,560      809,280    2,117,687                 2,117,687      1,644,278
                             -----------  ---------  -----------  -----------  -----------  ---------    -----------    -----------
      TOTAL OPERATING
      EXPENSES                 1,066,803              1,066,803    1,548,288    2,273,912                 2,273,912      3,413,346
                             -----------  ---------  -----------  -----------  -----------  ---------    -----------    -----------
LOSS FROM OPERATIONS         (1,066,803)             (1,066,803)  (1,548,288)  (2,273,912)               (2,273,912)    (3,413,346)
                             -----------  ---------  -----------  -----------  -----------  ---------    -----------    -----------
OTHER INCOME:
 Interest income                  73,410                  73,410       21,942      119,152                   119,152         45,460
 Gain on change in value
   of warrant liability        4,892,565 $  511,260    5,403,825          ---    4,313,068 $  260,764      4,573,832            ---
                             -----------  ---------  -----------  -----------  -----------  ---------    -----------    -----------
     TOTAL OTHER INCOME
       (NOTE 5)                4,965,975    511,260    5,477,235       21,942    4,432,220    260,764      4,692,984         45,460
                             -----------  ---------  -----------  -----------  -----------  ---------    -----------    -----------
NET INCOME OR (LOSS)        $  3,899,172 $  511,260 $  4,410,432 $(1,526,346) $  2,158,308 $  260,764   $  2,419,072   $(3,367,886)
                             ===========  =========  ===========  ===========  ===========  =========    ===========    ===========
BENEFICIAL CONVERSION
 FEATURE (NOTE 5)                   ---                                  ---     (11,895)                  (11,895)             ---

DIVIDEND ON SERIES
 CUMULATIVE PREFERRED
 STOCK                         (205,424)               (205,424)                 (345,076)                 (345,076)            ---
                             -----------  ---------  -----------  -----------  -----------  ---------    -----------    -----------
NET INCOME OR (LOSS)
 ATTRIBUTABLE TO COMMON
 STOCKHOLDERS               $  3,693,748 $  511,260 $  4,205,008 $(1,526,346) $  1,801,337 $  260,764   $  2,062,101   $(3,367,886)
                             ===========  =========  ===========  ===========  ===========  =========    ===========    ===========
BASIC NET INCOME OR
 (LOSS) PER COMMON
 SHARE                      $       3.39 $     0.47 $       3.86 $     (1.56) $       1.73 $     0.25   $       1.98   $     (3.54)
                             ===========  =========  ===========  ===========  ===========  =========    ===========    ===========
DILUTED NET INCOME OR
 (LOSS)PER COMMON SHARE     $       0.50 $     0.07 $       0.57 $     (1.56) $        .28 $     0.03   $       0.31   $     (3.54)
                             ===========  =========  ===========  ===========  ===========  =========    ===========    ===========
WEIGHTED AVERAGE SHARES
 USED TO COMPUTE BASIC
 NET INCOME OR (LOSS)
 PER COMMON SHARE              1,089,441  1,089,441    1,089,441      977,478    1,043,969  1,043,969      1,043,969        951,291
                             ===========  =========  ===========  ===========  ===========  =========    ===========    ===========
WEIGHTED AVERAGE SHARES
 USED TO COMPUTE DILUTED
 NET INCOME OR (LOSS) PER
 COMMON SHARE                  7,722,863  7,722,863    7,722,863      977,478    7,677,391  7,677,391      7,677,391        951,291
                             ===========  =========  ===========  ===========  ===========  =========    ===========    ===========


The accompanying notes are an integral part of these unaudited condensed financial statements

                                                 MACROCHEM CORPORATION
                                          CONDENSED STATEMENTS OF CASH FLOWS
                                   For the six months ended June 30, 2006 and 2005
                                                     (Unaudited)

                                                                              FOR THE SIX MONTHS ENDED JUNE 30,
                                                                --------------------------------------------------------
                                                                                 2006                            2005
                                                                ---------------------------------------      -----------
                                                                AS REPORTED    ADJUSTMENT      RESTATED
                                                                -----------    ----------      --------

CASH FLOWS FROM OPERATING ACTIVITIES
     Net income or (loss)                                      $  2,158,308    $  260,764    $  2,419,072    $(3,367,886)
     Adjustments to reconcile net income or loss to net cash
       used by operating activities:
         Depreciation and amortization                               47,455                        47,455          73,908
         Stock-based compensation                                   674,597                       674,597             ---
         401(k) contributions in company common stock                   ---                           ---          15,610
         Deferred rent                                                  ---                           ---         (5,509)
         (Gain) on change in value of warrant liability         (4,313,068)     (260,764)     (4,573,832)             ---
     Change in assets and liabilities:
         Prepaid expenses and other current assets                (203,230)                     (203,230)        (51,146)
         Accounts payable and accrued expenses                     (10,609)                      (10,609)         110,739
                                                                -----------     ---------     -----------     -----------
Net cash used in operating activities                           (1,646,547)           ---     (1,646,547)     (3,445,762)
                                                                -----------     ---------     -----------     -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of short-term investments                        (5,835,354)                   (5,835,354)        (14,522)
     Expenditures for property and equipment                          (436)                         (436)        (14,372)
     Additions to patents                                          (35,733)                      (35,733)        (50,365)
                                                                -----------     ---------     -----------     -----------
Net cash provided by investing activities                       (5,871,523)           ---     (5,871,523)        (79,259)
                                                                -----------     ---------     -----------     -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Net proceeds from issuance of Series C Cumulative
       Convertible Preferred Stock and Warrants                   5,186,908                     5,186,908             ---
     Proceeds from sale of common stock (net of legal and
        Financial costs)                                                ---                           ---         679,505
     Proceeds from exercise of warrants                                 ---                           ---          87,500
                                                                -----------     ---------     -----------     -----------
Net cash provided by financing activities                         5,186,908           ---       5,186,908         767,005
                                                                -----------     ---------     -----------     -----------
Net change in cash and cash equivalents                         (2,331,162)                   (2,331,162)     (2,758,008)
Cash and cash equivalents at beginning of period                  3,023,436                     3,023,436       4,888,868
                                                                -----------     ---------     -----------     -----------
Cash and cash equivalents at end of period                     $    692,274    $      ---    $    692,274    $  2,130,860
                                                                ===========     =========     ===========     ===========


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

(1)  BASIS OF PRESENTATION AND OPERATIONS

     We 6are filing this Amendment No. 2 in order to correct the classification of the warrants issued to the placement agent for services rendered in connection with the Series C Convertible Preferred Stock Offering in December 2005 and January 2006 (see Note 5 to the financial statements included in this Amendment No. 2). The fair value of the placement agent warrants was originally accounted for as an offset to the proceeds from the Series C Convertible Preferred Stock offering and a credit to additional paid in capital. Upon further review of the terms of the warrants, which include a put feature enabling the holder, at its option, to require the Company to repurchase the warrants for cash in the event of a change in control, the Company determined that the warrants meet the definition of a derivative instrument as defined in SFAS 133, Accounting for Derivative Instruments and Hedging Activities. As such, the fair value of the warrants should have been recorded in warrant liability pursuant to the guidance in paragraphs 12 and 27 of EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock, and adjusted to its current fair value at each reporting period. The Balance Sheet, Income Statement, Statement of Cash flows and related footnotes have been adjusted accordingly for the correction of the error. The effect has been an increase in the warrant liability of $244,573 and a decrease in additional paid in capital of $505,337 as of June 30, 2006, and a corresponding non-cash increase in net income of $511,260 for the three months ended June 30, 2006 and a non-cash increase in net income of $260,764 for the six months ended June 30, 2006. In addition, the Management's Discussion and Analysis of Financial Condition and Results of Operations has been amended to reflect the adjustment.

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

     The Company has been engaged primarily in research and development since its inception in 1981 and has derived limited revenues from the commercial sale of its products, licensing of certain technology and feasibility studies. The Company has had no revenues relating to the sale of any products currently under development. The Company has incurred net losses every year since its inception and the Company anticipates that losses will continue for the foreseeable future. At June 30, 2006, the Company's accumulated deficit was $80,510,997. At June 30, 2006, the Company believes that its existing cash and cash equivalents are sufficient to fund operations under the Company's operating plan for at least the next twelve months. The Company's ability to continue operations after its current capital resources are exhausted depends on its ability to obtain additional financing and achieve profitable operations, as to which no assurances can be given. The Company's cash requirements may vary materially from those now planned because of changes in the focus and direction of its research and development programs, competitive and technical advances, patent developments or other developments.

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

     Stock-based compensation expense under SFAS No. 123(R) was $216,640 and $674,597 during the three and six months ended June 30, 2006, respectively. As a result of adopting SFAS No. 123(R) on January 1, 2006, the Company's income from operations and income for the three and six months ended June 30, 2006 were $216,640 and $674,597, respectively, lower than if it had continued to account for share-based compensation using the intrinsic method of accounting. Basic income per share would have been $4.05 and $2.30 if the Company had not adopted SFAS No. 123(R), compared to the reported basic income per share of $3.86 and $1.98 for the three and six months ended June 30, 2006, respectively. Diluted income per share would have been $4.24 and $.40 if the Company had not adopted SFAS No. 123(R), compared to the reported diluted income per share of $4.05 and $.31 for the three and six months ended June 30, 2006, respectively. The incremental impact of SFAS No. 123(R) during the three and six months ended June 30, 2006 represents stock-based compensation expense related to stock options.

     VALUATION ASSUMPTIONS FOR STOCK OPTIONS

     The fair value of stock options granted during the three and six months ended June 30, 2006 and 2005 was estimated using the Black-Scholes option-pricing model with the following assumptions:

                                                   THREE AND SIX MONTHS ENDED
                                                   --------------------------
                                                            JUNE 30,
                                                            --------
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

                                                                 THREE MONTHS         SIX MONTHS
                                                                 ------------       -------------
                                                                    ENDED               ENDED
                                                                    -----               -----
                                                                 JUNE 30, 2005      JUNE 30, 2005
                                                                 -------------      -------------
         Net loss as reported                                    $(1,526,346)        $(3,367,886)
         Add: Stock-based employee compensation expense
               included in reported net loss                             ---                  ---
         Deduct: Total stock-based employee compensation
               measured using the fair value method                 (314,383)           (613,187)
                                                                 ------------        ------------
         Pro forma net loss                                      $(1,840,729)        $(3,981,073)
                                                                 ============        ============
         Basic and diluted net loss per share - as reported      $     (1.56)        $     (3.54)
                                                                 ============        ============
         Basic and diluted net loss per share - pro forma        $     (1.88)        $     (4.18)
                                                                 ============        ============


     Stock option activity for the six months ended June 30, 2006 was as follows:

                                                                 WEIGHTED           WEIGHTED          AGGREGATE
                                                              --------------    ---------------     -----------
                                                NUMBER OF         AVERAGE            AVERAGE          INTRINSIC
                                                ----------    --------------    ---------------     -----------
                                                 OPTIONS      EXERCISE PRICE     REMAINING LIFE         VALUE
                                                ----------    --------------    ---------------     -----------

         Outstanding, December 31, 2005            108.600    $       132.24
             Granted                               945,000    $         1.62
             Exercised                                 ---               ---
             Canceled or Expired                  (32,670)
                                                ----------     --------------    --------------
         Outstanding, June 30, 2006             1,020,930     $        11.80               6.01     $1,655,515
                                                ==========     ==============    ===============     ==========
         Exercisable, June 30, 2006                382,593    $        27.76               6.01      $ 937,213
                                                ===========    ==============    ===============     ==========

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

(4)  BASIC AND DILUTED INCOME OR (LOSS) PER SHARE

     The following is a reconciliation of net income (loss) and weighted average common shares outstanding for purposes of calculating basic and diluted income (loss) per share:

                                                    THREE MONTHS ENDED JUNE 30,          SIX MONTHS ENDED JUNE 30,
                                                    ---------------------------          -------------------------
                                                       2006              2005             2006              2005
                                                       ----              ----             ----              ----
Basic income (loss) per common share
   computation:
   Numerator:
Net income (loss) used for basic income
   (loss) per common share                       $      4,205,008  $    (1,526,346)  $     2,062,101  $    (3,367,886)
                                                  ===============   ===============   ==============   ===============
  Denominator:
Weighted average shares used for basic
  income (loss) per common share                        1,089,441           977,478        1,043,969           951,291
                                                   ==============    ==============    =============    ==============

   Basic income (loss) per common share          $           3.86  $         (1.56)  $          1.98  $         (3.54)
                                                  ===============    ==============   ==============    ==============


 Diluted income (loss) per common share
   Computation:
   Numerator:
 Net income (loss) used for basic income
   (loss) per common share                       $      4,205,008   $   (1,526,346)   $    2,062,101   $   (3,367,886)
  Dividend on convertible preferred                       205,424               ---          345,076               ---
                                                  ---------------    --------------    -------------    --------------
 Net income (loss) used for diluted income
   (loss) per common share                       $      4,410,432   $   (1,526,346)   $    2,407,177   $   (3,367,886)
                                                  ===============    ==============    =============    ==============
   Denominator:
 Weighted average shares used for basic
   income (loss) per common share                       7,722,863           977,478        1,043,969           951,291
 Effect of dilutive securities:
 Convertible preferred stock and warrants                     ---               ---        6,633,422               ---
                                                  ---------------     -------------    -------------    --------------
 Weighted average shares used for diluted
   income (loss) per common share                       7,722,863           977,478        7,677,391           951,291
                                                 ================     =============     ============    ==============


 Diluted income (loss) per common share          $            .57    $       (1.56)    $         .31            (3.54)
                                                  ===============     =============     ============    ==============

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

     WARRANTS - On February 13, 2006, the Company closed a private placement in which institutional investors received six-year warrants to purchase 5,480,961 shares of the Company's common stock at an exercise price of $1.26 per share. As of June 30, 2006, none of these $1.26 investor warrants had been exercised. The placement agent in the transaction received a warrant to purchase approximately 548,095 shares of common stock at a purchase price of $1.05 for a period of six years. As of June 30, 2006, none of these $1.05 placement agent warrants had been exercised. On December 23, 2005, the Company closed a private placement in which institutional investors received warrants to purchase 2,380,951 shares of common stock at an exercise price of $1.26 per share for a period of six years. As of June 30, 2006, none of these $1.26 investor warrants had been exercised. The designees of the placement agent in this transaction received warrants to purchase approximately 238,095 shares of common stock at a purchase price of $1.05 for a period of six years. As of June 30, 2006, none of the $1.05 placement agent warrants had been exercised. In accordance with EITF 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock," the investor warrants and the placement agent warrants are included as a liability and valued at fair market value until the Company meets the criteria under EITF 00-19 for permanent equity. The Company valued the investor warrants and the placement agent warrants at $2,396,881 on June 30, 2006 using the Black-Scholes method with the following assumptions: a risk-free interest rate of 4.82%, volatility of 100%, and a dividend yield of 0%.

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

     Since inception, we have been engaged primarily in research and development. We have not generated any meaningful revenues from operations and we have sustained significant operating losses. We anticipate that we will continue to incur significant losses for the foreseeable future. We cannot guarantee that we will be successful in commercializing our products, or that we will ever become profitable. As of June 30, 2006, we had an accumulated deficit of $80,510,997. Our product candidates are in discovery or developmental stages and must undergo a rigorous regulatory approval process, which includes costly and extensive pre-clinical and clinical testing, to demonstrate safety and efficacy before we can market any resulting product. To date, neither the FDA nor any of its international equivalents has approved any of our product candidates for marketing.

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

     WARRANTS LIABILITY. Based on certain terms in the warrants that we issued in connection with the sale of our Series C Cumulative Convertible Preferred Stock, we determined that the warrants should be classified as a liability and valued at fair market value in accordance with EITF 00-19, "Accounting for Derivative Financial Investments Indexed to, and Potentially Settled in, a Company's Own Stock." We will continue to evaluate the warrants under EITF 00-19 to determine when, if ever, they meet certain criteria under EITF 00-19 for permanent equity.

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

     For the three-month period ended June 30, 2006, other income increased by $5,455,293 to $5,477,235 compared to $21,942 in the three-month period ended June 30, 2005. This is primarily a non-cash increase as a result of a change in the valuation of warrants in accordance with EITF 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock" to reflect a decline in price of our common stock for which the warrants are exercisable. Application of EITF 00-19 resulted in a decrease in the valuation of warrants of $5,403,825. Interest income for the three-month period ended June 30, 2006 increased by $51,468 to $73,410 compared to interest income of $21,942 in the three-month period ended June 30, 2005. The increase in interest income is due to higher amounts of cash available for investing purposes and higher interest rate returns available for cash that is invested. For the six-month period ended June 30, 2006, other income increased by $4,647,524 to $4,692,984 compared to $45,460 in the six-month period ended June 30, 2005. The increase is primarily the result of the valuation of warrants in accordance with EITF 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock." Application of EITF 00-19 resulted in a net decrease in the valuation of warrants of $4,573,832. Interest income for the six-month period ended June 30, 2006 increased by $73,692 to $119,152 compared to interest income of $45,460 in the three-month period ended June 30, 2005. The increase in interest income is due to higher amounts of cash available for investing purposes and higher interest rate returns available for cash that is invested.

     For the reasons described above, the Company's financial statements reflect a net gain of $4,205,008 in the three-month period ended June 30, 2006 compared with a net loss of $1,526,346 in the three-month period ended June 30, 2005. For the six-month period ended June 30, 2006, the Company's financial statements reflect a net gain of $2,062,101 compared with a net loss of $3,367,886 in the six-month period ended June 30, 2005.

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

                          /s/  Bernard R. Patriacca
                          ------------------------------------
                          Bernard R. Patriacca
                          Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

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