Form 10-Q/A
period 2006-09-30
MACROCHEM CORP
filed 2007-04-11
CIK 743884

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

                         Commission file number 0-13634

                              MACROCHEM CORPORATION
             (Exact name of registrant as specified in its charter)

           DELAWARE                                         04-2744744
-------------------------------                   ------------------------------
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
Yes______    No___X___

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          CLASS                                   OUTSTANDING AT APRIL 11, 2007:
-----------------------------                      -----------------------------
Common Stock, $.01 par value                                3,187,792

                                EXPLANATORY NOTE

We are filing this Amendment No.1 to our Quarterly Report on Form 10-Q ("Amendment No.1") for the quarter ended September 30, 2006. The Quarterly Report on Form 10-Q was originally filed on November 14, 2006 (the "Original Filing"). Amendment No. 1 is being filed in order to correct the classification of the warrants issued to the placement agent for services rendered in connection with the Series C Convertible Preferred Stock Offering in December 2005 and January 2006 (see Note 5 to the financial statements included in this Amendment No. 1). The fair value of the placement agent warrants was originally accounted for as an offset to the proceeds from the Series C Convertible Preferred Stock offering and a credit to additional paid in capital. Upon further review of the terms of the warrants, which include a put feature enabling the holder, at its option, to require the Company to repurchase the warrant for cash in the event of a change in control, the Company determined that the warrants meet the definition of a derivative instrument as defined in SFAS 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. As such, the fair value of the warrants should have been recorded in warrant liability pursuant to the guidance in paragraphs 12 and 27 of EITF 00-19, ACCOUNTING FOR DERIVATIVE FINANCIAL INSTRUMENTS INDEXED TO, AND POTENTIALLY SETTLED IN, A COMPANY'S OWN STOCK, and adjusted to their current fair value at each reporting period. The Balance Sheet, Income Statement, Statement of Cash flows and related footnotes have been adjusted accordingly for the correction of the error. The effect has been an increase in the warrant liability of $66,483 and a decrease in additional paid in capital of $505,337 as of September 30, 2006, and a corresponding non-cash increase in net income of $178,090 for the three months ended September 30, 2006 and a non-cash increase in net income of $438,854 for the nine months ended September 30, 2006. In addition, the Management's Discussion and Analysis of Financial Condition and Results of Operations has been amended to reflect the adjustment.

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

                              MACROCHEM CORPORATION

                              INDEX TO FORM 10-Q/A

                                                                     PAGE NUMBER
                                                                     -----------
PART I         FINANCIAL INFORMATION

Item 1         Financial Statements

                  Condensed Balance Sheets
                  September 30, 2006 (Unaudited) and December 31, 2005    4

                  Condensed Statements of Operations for the
                  Three and Nine Months Ended September 30, 2006
                  and 2005 (Unaudited)                                    5

                  Condensed Statements of Cash Flows for the
                  Nine Months Ended September 30, 2006
                  and 2005 (Unaudited)                                   6-7

                  Notes to Unaudited Condensed Financial
                  Statements                                             8-19

Item 2          Management's Discussion and Analysis of
                Financial Condition and Results of Operations           20-27

PART II         OTHER INFORMATION

Item 6          Exhibits                                                  28

SIGNATURES                                                                29

EXHIBIT INDEX                                                             30

ITEM 1.  FINANCIAL STATEMENTS

                              MACROCHEM CORPORATION
                            CONDENSED BALANCE SHEETS

                                                                    (UNAUDITED) SEPTEMBER 30, 2006             DECEMBER 31, 2005
                                                            ----------------------------------------------       ------------
                                                             AS REPORTED      ADJUSTMENT       RESTATED            RESTATED
                                                            -------------    -------------   -------------       ------------
ASSETS                                                                                                           (See Note 1)
Current assets:
      Cash and cash equivalents                             $     589,574                    $     589,574       $  3,023,436
      Short-term investments                                    5,150,263                        5,150,263                ---
      Prepaid expenses and other current assets                   256,041                          256,041            106,761
                                                            -------------    -------------   -------------       ------------
          Total current assets                                  5,995,878                        5,995,878          3,130,197

Property and equipment, net                                        42,074                           42,074             72,203

Patents, net                                                      579,920                          579,920            579,053
                                                            -------------    -------------   -------------       ------------
Total assets                                                $   6,617,872    $         ---   $   6,617,872       $  3,781,453
                                                            =============    =============   =============       ============

LIABILITIES
Current liabilities:
      Accounts payable                                      $     302,610                    $     302,610       $    125,478
      Accrued expenses and other liabilities                      163,040                          163,040            249,552
                                                            -------------    -------------   -------------       ------------
          Total current liabilities                               465,650                          465,650            375,030

Warrants liability (Note 5)                                       554,397    $      66,483         620,880          1,795,700
                                                            -------------    -------------   -------------       ------------
Total liabilities                                               1,020,047           66,483       1,086,530          2,170,730

Commitments and contingencies (Note 3)

Preferred stock, $.01 par value; liquidation value of
     $8,090,000 and $2,500,000;  6,000,000 shares
     authorized, 809 and 250 shares Series C Convertible
     issued and outstanding at September 30, 2006 and
     December 31, 2005, respectively (Note 5)                     335,441                          335,441            330,243
                                                            -------------    -------------   -------------       ------------
                                                                  335,441                          335,441            330,243

STOCKHOLDERS' EQUITY
Common stock, $.01 par value, 100,000,000 shares
      authorized;  2,116,456 and 997,438 shares issued at
      September 30, 2006 and December 31, 2005, respectively       21,165                           21,165              9,974
Additional paid-in capital                                     85,769,015        (505,337)      85,263,678         83,914,608
Accumulated deficit                                          (80,468,686)          438,854    (80,029,832)       (82,584,992)
Less treasury stock, at cost, 529 shares at September 30,
      2006 and December 31, 2005                                 (59,110)                         (59,110)           (59,110)
                                                            -------------    -------------   -------------       ------------
Total stockholders' equity                                      5,262,384         (66,483)       5,195,901          1,280,480
                                                            -------------    -------------   -------------       ------------

Total liabilities and stockholders' equity                  $   6,617,872    $         ---   $   6,617,872       $  3,781,453
                                                            =============    =============   =============       ============


The accompanying notes are an integral part of these unaudited condensed financial statements

                              MACROCHEM CORPORATION
                       CONDENSED STATEMENTS OF OPERATIONS
         For the three and nine months ended September 30, 2006 and 2005
                                   (Unaudited)

                                       FOR THE THREE MONTHS ENDED SEPTEMBER 30,        FOR  THE NINE MONTHS ENDED SEPTEMBER 30,
                                    ----------------------------------------------- -----------------------------------------------
                                                   2006                     2005                   2006                    2005
                                    ----------------------------------- ----------- ----------------------------------- -----------
                                    AS REPORTED ADJUSTMENT   RESTATED               AS REPORTED ADJUSTMENT   RESTATED

OPERATING EXPENSES:
 Research and development          $   332,295             $   332,295 $380,881     $   488,520             $   488,520 $  2,149,949
 Marketing, general and
 administrative                        828,472                 828,472  908,163       2,946,159               2,946,159    2,552,441
 Costs associated with staff
 reduction and transition
 agreements (Note 7)                       ---                              546,212         ---                     ---      546,212
                                   ----------- ----------- ----------- ------------ ----------- ----------- ----------- ------------
   TOTAL OPERATING EXPENSES          1,160,767               1,160,767    1,835,256   3,434,679               3,434,679    5,248,602
                                   ----------- ----------- ----------- ------------ ----------- ----------- ----------- ------------

LOSS FROM OPERATIONS               (1,160,767)             (1,160,767)  (1,835,256) (3,434,679)             (3,434,679)  (5,248,602)
                                   ----------- ----------- ----------- ------------ ----------- ----------- ----------- ------------

OTHER INCOME:
 Interest income                        69,929                  69,929       14,264     189,081                 189,081       59,724
 Gain on change in value of
 warrant liability                   1,597,911 $   178,090   1,776,001          ---   5,910,979 $   438,854   6,349,833          ---
                                   ----------- ----------- ----------- ------------ ----------- ----------- ----------- ------------
   TOTAL OTHER INCOME
        (NOTE 5)                     1,667,840     178,090   1,845,930       14,264   6,100,060     438,854   6,538,914       59,724

NET INCOME (LOSS)                  $   507,073 $   178,090 $   685,163 $(1,820,992) $ 2,665,381 $   438,854 $ 3,104,235 $(5,188,878)

BENEFICIAL CONVERSION FEATURE
(NOTE 5)                                   ---                                 ---     (11,895)                (11,895)          ---

DIVIDEND ON SERIES C CUMULATIVE
  PREFERRED STOCK                    (203,999)               (203,999)         ---    (549,075)               (549,075)          ---
                                   ----------- ----------- ----------- ------------ ----------- ----------- ----------- ------------

NET INCOME (LOSS) ATTRIBUTABLE TO
  COMMON STOCKHOLDERS              $   303,074 $   178,090 $   481,164 $(1,820,992) $ 2,104,411 $   438,854 $ 2,543,265 $(5,188,878)
                                   =========== =========== =========== ============ =========== =========== =========== ============

BASIC NET INCOME (LOSS) PER COMMON $      0.21 $      0.12 $      0.33 $     (1.83) $      1.78 $      0.37 $      2.15 $     (5.37)
                                   =========== =========== =========== ============ =========== =========== =========== ============
   SHARE

DILUTED NET INCOME (LOSS)
   PER COMMON SHARE                $      0.06 $      0.02 $      0.08 $     (1.83) $      0.33 $      0.05 $      0.38 $     (5.37)
                                   =========== =========== =========== ============ =========== =========== =========== ============

WEIGHTED AVERAGE SHARES USED TO
   COMPUTE BASIC NET
   INCOME (LOSS) PER COMMON SHARE    1,461,192   1,461,192   1,461,192      996,749   1,184,572   1,184,572   1,184,572      966,610
                                   =========== =========== =========== ============ =========== =========== =========== ============

WEIGHTED AVERAGE SHARES USED
   TO COMPUTE DILUTED NET
   INCOME (LOSS) PER COMMON
   SHARE                             9,169,190   9,169,190   9,169,190      996,749   8,053,511   8,053,511   8,053,511      966,610
                                   =========== =========== =========== ============ =========== =========== =========== ============

The accompanying notes are an integral part of these unaudited condensed financial statements.

                              MACROCHEM CORPORATION
                       CONDENSED STATEMENTS OF CASH FLOWS
              For the nine months ended September 30, 2006 and 2005
                                   (Unaudited)

                                                             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006           2005
                                                            ----------------------------------------------       ------------
                                                             AS REPORTED       ADJUSTMENT      RESTATED
                                                            -------------    -------------   -------------

CASH FLOWS FROM OPERATING ACTIVITIES
    Net income (loss)                                       $   2,665,381    $     438,854   $   3,104,235       $(5,188,878)
    Adjustments to reconcile net income or loss to net cash
       used by operating activities:
         Depreciation and amortization                             70,032                           70,032            149,582
         Stock-based compensation                                 804,489                          804,489                ---
         401(k) contributions in Company common stock                 ---                              ---             15,610
         Deferred rent                                                ---                              ---            (5,509)
         (Gain) on change in value of warrant liability       (5,910,979)        (438,854)     (6,349,833)                ---
    Change in assets and liabilities:
         Prepaid expenses and other current assets              (149,281)                        (149,281)            104,661
         Accounts payable and accrued expenses                     90,621                           90,621          (448,453)
                                                            -------------    -------------   -------------       ------------
Net cash used in operating activities                         (2,429,737)              ---     (2,429,737)        (5,372,987)
                                                            -------------    -------------   -------------       ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Sale of short-term investments                                    ---                              ---          1,185,406
    Purchases of short-term investments                       (5,150,263)                      (5,150,263)                ---
    Expenditures for property and equipment                         (436)                            (436)           (14,519)
    Additions to patents                                         (40,334)                         (40,334)          (105,439)
                                                            -------------    -------------   -------------       ------------
Net cash (used in) provided by investing activities           (5,191,033)                      (5,191,033)          1,065,448
                                                            -------------    -------------   -------------       ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net proceeds from issuance of Series C Cumulative
       Convertible Preferred Stock and Warrants                 5,186,908                        5,186,908                ---
    Proceeds from sale of common stock (net of legal and
        financial costs)                                              ---                              ---            601,341
    Proceeds from exercise of warrants                                ---                              ---             87,500
                                                            -------------    -------------   -------------       ------------
Net cash provided by financing activities                       5,186,908                        5,186,908            688,841
                                                            -------------    -------------   -------------       ------------

Net change in cash and cash equivalents                       (2,433,862)                      (2,433,862)        (3,618,698)
Cash and cash equivalents at beginning of period                3,023,436                        3,023,436          4,888,868
                                                            -------------    -------------   -------------       ------------

Cash and cash equivalents at end of period                  $    589,574     $         ---   $     589,574       $  1,270,170
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

(1)  BASIS OF PRESENTATION AND OPERATIONS

     We are filing this Amendment No. 1 in order to correct the classification of the warrants issued to the placement agent for services rendered in connection with the Series C Convertible Preferred Stock Offering in December 2005 and January 2006 (see Note 5 to the financial statements included in this Amendment No. 1). The fair value of the placement agent warrants was originally accounted for as an offset to the proceeds from the Series C Convertible Preferred Stock offering and a credit to additional paid in capital. Upon further review of the terms of the warrants, which include a put feature enabling the holder, at its option, to require the Company to repurchase the warrant for cash in the event of a change in control, the Company determined that the warrants meet the definition of a derivative instrument as defined in SFAS 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. As such, the fair value of the warrants should have been recorded in warrant liability pursuant to the guidance in paragraphs 12 and 27 of EITF 00-19, ACCOUNTING FOR DERIVATIVE FINANCIAL INSTRUMENTS INDEXED TO, AND POTENTIALLY SETTLED IN, A COMPANY'S OWN STOCK, and adjusted to their current fair value at each reporting period. The Balance Sheet, Income Statement, Statement of Cash flows and related footnotes have been adjusted accordingly for the correction of the error. The effect has been an increase in the warrant liability of $66,483 and a decrease in additional paid in capital of $505,337 as of September 30, 2006, and a corresponding non-cash increase in net income of $178,090 for the three months ended September 30, 2006 and a non-cash increase in net income of $438,854 for the nine months ended September 30, 2006. In addition, the Management's Discussion and Analysis of Financial Condition and Results of Operations has been amended to reflect the adjustment.

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

     The Company has been engaged primarily in research and development since its inception in 1981 and has derived limited revenues from the commercial sale of its products, licensing of certain technology and feasibility studies. The Company has had no revenues relating to the sale of any products currently under development. The Company has incurred net losses from operations every year since its inception and the Company anticipates that losses from operations will continue for the foreseeable future. At September 30, 2006, the Company's accumulated deficit was $80,029,832. At September 30, 2006, the Company believes that its existing cash and cash equivalents are sufficient to fund operations under the Company's current operating plan for at least the next twelve months. The Company's ability to continue operations after its current capital resources are exhausted depends on its ability to obtain additional financing and achieve profitable operations, as to which no assurances can be given. The Company's cash requirements may vary materially from those now planned because of changes in the focus and direction of its research and development programs, competitive and technical advances, patent developments or other developments.

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

     VALUATION ASSUMPTIONS FOR STOCK OPTIONS

     The fair value of stock options granted during the three and nine months ended September 30, 2006 and 2005 was estimated using the Black-Scholes option-pricing model with the following assumptions:

                                                     THREE AND NINE MONTHS ENDED
                                                     ---------------------------
                                                           SEPTEMBER 30,
                                                           -------------
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


                                                                    THREE MONTHS            NINE MONTHS
                                                                    ------------            -----------
                                                                        ENDED                  ENDED
                                                                        -----                  -----
                                                                  SEPTEMBER 30, 2005      SEPTEMBER 30, 2005
                                                                  ------------------      ------------------
         Net loss as reported                                    $      (1,820,992)      $      (5,188,878)
         Deduct: Total stock-based employee compensation
               measured using the fair value method                        (67,226)               (680,413)
                                                                 ------------------      ------------------
         Pro forma net loss                                      $      (1,888,218)      $      (5,869,291)
                                                                 ==================      ==================
         Basic and diluted net loss per share - as reported      $           (1.83)      $           (5.37)
                                                                 ==================      ==================
         Basic and diluted net loss per share - pro forma        $           (1.89)      $           (6.07)
                                                                 ==================      ==================

     Stock option activity for the nine months ended September 30, 2006 was as follows:

                                                                  WEIGHTED           WEIGHTED         AGGREGATE
                                                                  --------           --------         ---------
                                                 NUMBER OF        AVERAGE            AVERAGE          INTRINSIC
                                                 ---------        -------            -------          ---------
                                                  OPTIONS      EXERCISE PRICE     REMAINING LIFE        VALUE
                                                  -------      --------------     --------------        -----
         Outstanding, December 31, 2005           108,600        $132.24
             Granted                              945,000        $  1.62
             Exercised                                ---            ---
             Canceled or Expired                 (38,884)
                                                ---------         ------             -------            ----
         Outstanding, September 30, 2006        1,014,716        $ 10.63                9.63           $   0
                                                =========         ======             =======            ====
         Exercisable, September 30, 2006          382,363        $ 24.81                6.01           $   0
                                                =========         ======             =======            ====


     The weighted average grant date fair value of options granted during the nine months ended September 30, 2006 was $1,250,910. The remaining unrecognized compensation cost related to unvested awards at September 30, 2006 was approximately $451,720 and the weighted average period of time over which this cost will be recognized is 1.25 years.

(3)  COMMITMENTS AND CONTINGENCIES

     LEASE COMMITMENTS- In accordance with certain lease contracts related to office space and equipment, in the event that they are terminated early, we would owe approximately $132,400 as early termination payments.

(4)  BASIC AND DILUTED INCOME OR (LOSS) PER SHARE

     The following is a reconciliation of net income (loss) and weighted average common shares outstanding for purposes of calculating basic and diluted income (loss) per share:

                                                     THREE MONTHS ENDED           NINE MONTHS ENDED
                                                     ------------------           -----------------
                                                        SEPTEMBER 30,               SEPTEMBER 30,
                                                        -------------               -------------
                                                     2006         2005          2006           2005
                                                     ----         ----          ----           ----
Basic income (loss) per common share
   computation:
   Numerator:
Net income (loss) available to common
stockholders used for basic income                $  481,164  $(1,820,992)  $2,543,265    $(5,188,878)
                                                   =========   ===========   =========     ===========
  Denominator:
Weighted average shares used for basic
  income (loss) per common share                   1,461,192       996,749   1,184,572         966,610
                                                   =========   ===========   =========     ===========

   Basic income (loss) per common share           $     0.33  $     (1.83)  $     2.15    $     (5.37)
                                                   =========   ===========   =========     ===========


Diluted income (loss) per common share
   Computation:
   Numerator:
Net income (loss) used for basic income
   (loss) per common share                        $  481,164  $(1,820,992)  $2,543,265    $(5,188,878)
Dividend on convertible preferred                   203,999           ---     549,075              ---
                                                   ---------   -----------   ---------     -----------
Net income (loss) used for diluted income
   (loss) per common share                        $  685,163  $(1,820,992)   $3,092,340   $(5,188,878)
                                                   =========   ===========   =========     ===========
   Denominator:
Weighted average shares used for basic
   income (loss) per common share                  1,461,192       996,749   1,184,572         966,610
Effect of dilutive securities:
Conversion of convertible preferred stock          7,707,998           ---   6,868,939             ---
                                                   ---------   -----------   ---------     -----------
Weighted average shares used for diluted
   income (loss) per common share                  9,169,190       996,749   8,053,511         966,610
                                                   =========   ===========   =========     ===========

Diluted income (loss) per common share           $     0.08  $     (1.83)  $     0.38     $     (5.37)
                                                   =========   ===========   =========     ===========

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

     WARRANTS - On February 13, 2006, the Company closed a private placement in which institutional investors received six-year warrants to purchase 5,480,961 shares of the Company's common stock at an exercise price of $1.26 per share. As of September 30, 2006, none of these $1.26 investor warrants had been exercised. The placement agent in the transaction received a warrant to purchase approximately 548,095 shares of common stock at a purchase price of $1.05 for a period of six years. As of September 30, 2006, none of these $1.05 placement agent warrants had been exercised. On December 23, 2005, the Company closed a private placement in which institutional investors received warrants to purchase 2,380,951 shares of common stock at an exercise price of $1.26 per share for a period of six years. As of September 30, 2006, none of these $1.26 investor warrants had been exercised. The designees of the placement agent in this transaction received warrants to purchase approximately 238,095 shares of common stock at a purchase price of $1.05 for a period of six years. As of September 30, 2006, none of the $1.05 placement agent warrants had been exercised. In accordance with EITF 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock," the investor warrants and the placement agent warrants are included as a liability and valued at fair market value each reporting period, with the changes in fair value recorded in earnings, until the Company meets the criteria under EITF 00-19 for permanent equity. The Company valued the investor warrants and the placement agent warrants at $620,880 on September 30, 2006 using the Black-Scholes method with the following assumptions: a risk-free interest rate of 4.82%, volatility of 100%, and a dividend yield of 0%.

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

     Since inception, we have been engaged primarily in research and development. We have not generated any meaningful revenues from operations and we have sustained significant operating losses. We anticipate that we will continue to incur significant operating losses for the foreseeable future. We cannot guarantee that we will be successful in commercializing our products, or that we will ever become profitable. As of September 30, 2006, we had an accumulated deficit of $80,029,832. Our product candidates are in discovery or developmental stages and must undergo a rigorous regulatory approval process, which includes costly and extensive pre-clinical and clinical testing, to demonstrate safety and efficacy before we can market any resulting product. To date, neither the FDA nor any of its international equivalents has approved any of our product candidates for marketing.

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

     Because a portion of our research and development expenses (including employee payroll and related benefits, laboratory supplies, travel, dues and subscriptions, temporary help costs, consulting costs and allocable costs such as occupancy and depreciation) benefit multiple projects or our drug delivery technologies in general, we do not track these expenses by project. On August 31, 2005, we discontinued all research and development activities and terminated substantially all of our non-management personnel. We resumed development activities in the first quarter of 2006. For the three-month period ended September 30, 2006, we spent $332,295 on research and development, including $271,504 in costs associated with a clinical trial for EcoNail and $60,791 in costs not specifically tracked to a project. For the three months ended September 30, 2005, we spent $380,881 on research and development, all of which was not specifically tracked to a particular project. For the nine-month period ended September 30, 2006, we spent $488,520 on research and development, including $419,351 in costs associated with a clinical trial for EcoNail and $69,169 in costs not specifically tracked to a project. For the nine months ended September 30, 2005, we spent $2,149,949 on research and development, including $195,434 and $327,434 in costs associated with our clinical trials for EcoNail and Opterone, respectively, and $1,627,081 in costs not specifically tracked to a particular project.

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

     For the three-month period ended September 30, 2006, marketing, general and administrative costs decreased by $79,691, or 8.8%, to $828,472, from $908,163 in the three-month period ended September 30, 2005. The decrease is primarily attributable to a reduction in salary and related expenses of $176,877. In addition, there was a reduction in expenses relating to legal and audit fees of approximately $75,775 and patent and research fees of approximately $40,439. The effect of these amounts on marketing, general and administrative expenses was offset by an increase of $145,255 in expenses related to conferences and investor relations meetings. Also, the Company's adoption of SFAS No. 123(R), which requires expensing of stock options granted to employees based on the face value on the date of the grant, resulted in an increase in expenses of $129,894. For the nine-month period ended September 30, 2006, marketing, general and administrative costs increased by $393,718, or 15.4%, to $2,946,159, from $2,552,441 in the nine-month period ended September 30, 2005. The increase is primarily attributable to the Company's adoption of SFAS No. 123(R), which requires the expensing of stock options granted to employees based on the fair value on the date of the grant, resulting in an expense of $804,489. In addition, expenses related to conferences and investor relations meetings increased by approximately $170,061. The Company also incurred additional costs of $14,837 relating to certain SEC filings and reverse stock splits. The effect of these amounts on marketing, general and administrative expenses for the nine-month period ended September 30, 2006 was partially offset by savings attributable to a staff reduction in August 2005 which resulted in a reduction of salary and related expenses of $486,006 during the nine-month period ended September 30, 2006. In addition, in the nine-month period ended September 30, 2006, legal and audit expenses decreased by approximately $57,495, insurance expenses decreased by approximately $20,156 and patent and search fees decreased by approximately $66,277. For the next quarter, we expect marketing, general and administrative spending to approximate the same level as seen in the third quarter of 2006.

     For the three-month period ended September 30, 2006, other income increased by $1,831,666 to $1,845,930 compared to $14,264 in the three-month period ended September 30, 2005. This is primarily a non-cash increase as a result of a change in the valuation of warrants in accordance with EITF 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock" to reflect a decline in price of our common stock for which the warrants are exercisable. As a result, the fair value of the warrant liability decreased by $1,776,001. Interest income for the three-month period ended September 30, 2006 increased by $55,665 to $69,929 compared to interest income of $14,264 in the three-month period ended September 30, 2005. The increase in interest income is due to higher amounts of cash available for investing purposes and higher interest rate returns available for cash that is invested. For the nine-month period ended September 30, 2006, other income increased by $6,479,190 to $6,538,914 compared to $59,724 in the nine-month period ended September 30, 2005. The increase is primarily the result of the valuation of warrants in accordance with EITF 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock." As a result, the fair value of the warrant liability decreased by $6,349,833. Interest income for the nine-month period ended September 30, 2006 increased by $129,357 to $189,081 compared to interest income of $59,724 in the nine-month period ended September 30, 2005. The increase in interest income is due to higher amounts of cash available for investing purposes and higher interest rate returns available for cash that is invested.

     For the reasons described above, the Company's financial statements reflect a net income of $685,163 in the three-month period ended September 30, 2006 compared with a net loss of $1,820,992 in the three-month period ended September 30, 2005. For the nine-month period ended September 30, 2006, the Company's financial statements reflect a net income of $3,104,235 compared with a net loss of $5,188,878 in the nine-month period ended September 30, 2005.

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


                                  MACROCHEM CORPORATION
                                  (Registrant)



April 11, 2007                    /S/  ROBERT J. DELUCCIA
                                  ---------------------------------------
                                  Robert J. DeLuccia
                                  President and Chief Executive Officer
                                  (Principal Executive Officer)

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