Form 10-Q
period 2007-03-31
MACROCHEM CORP
filed 2007-05-15
CIK 743884

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) Of THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2007

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Transition Period from ____ to ____

Commission file number 0-13634

MACROCHEM CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	04-2744744
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

40 Washington Street, Suite 220, Wellesley Hills, Massachusetts 02481

(Address of principal executive offices, Zip Code)

781-489-7310

(Registrant’s telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes	X	No

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	Accelerated filer	Non-accelerated filer	X

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	No	X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 11, 2007:
Common Stock, $.01 par value	3,187,792

MACROCHEM CORPORATION

INDEX TO FORM 10-Q

		Page Number
PART I	FINANCIAL INFORMATION
Item 1	Financial Statements
	Condensed Balance Sheets March 31, 2007 (Unaudited) and December 31, 2006	3
	Condensed Statements of Operations for the Three Months Ended March 31, 2007 and 2006 (Unaudited)	4
	Condensed Statements of Cash Flows for the Three Months Ended March 31, 2007 and 2006 (Unaudited)	5
	Notes to Unaudited Condensed Financial Statements	7-16
Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17-23
Item 3	Qualitative and Quantitative Disclosures about Market Risk	24
Item 4	Controls and Procedures	24
PART II	OTHER INFORMATION
Item 1A	Risk Factors	25
Item 6	Exhibits	26
SIGNATURES		27
EXHIBIT INDEX		28

Item 1. Financial Statements

MACROCHEM CORPORATION

CONDENSED BALANCE SHEETS

	March 31, 2007 (Unaudited)	December 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$791,551	$738,264
Short-term investments	3,152,038	4,157,038
Prepaid expenses and other current assets	149,529	153,660
Total current assets	4,093,118	5,048,962

Property and equipment, net	33,199	37,391

Patents, net	554,061	567,604

Total assets	$4,680,378	$5,653,957

LIABILITIES
Current liabilities:
Accounts payable	$157,334	$85,473
Accrued expenses and other liabilities	233,711	183,362
Total current liabilities	391,045	268,835

Warrants liability (Note 5)	1,145,961	870,098
Total liabilities	1,537,006	1,138,933

Commitments and contingencies (Note 3)

Preferred stock, $.01 par value, liquidation value of $7,815,000 and $8,053,400; 6,000,000 shares authorized, 782 and 805 shares Series C Convertible issued and outstanding at March 31, 2007 and December 31, 2006, respectively (Note 5)	323,901	333,783

STOCKHOLDERS’ EQUITY
Common stock, $.01 par value, 100,000,000 shares authorized; 3,188,321 and 2,620,679 shares issued at March 31, 2007 and December 31, 2006, respectively	31,883	26,206
Additional paid-in capital	85,953,269	85,599,924
Accumulated deficit	(83,106,571)	(81,385,779)
Less treasury stock, at cost, 529 shares at March 31, 2007 and December 31, 2006	(59,110)	(59,110)
Total stockholders’ equity	2,819,471	4,181,241

Total liabilities and stockholders’ equity	$4,680,378	$5,653,957

The accompanying notes are an integral part of these unaudited condensed financial statements.

MACROCHEM CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

For the three months ended March 31, 2007 and 2006

(Unaudited)

	For the Three Months Ended March 31,
	2007	2006

OPERATING EXPENSES:
Research and development	$298,448	$65,982
Marketing, general and administrative	1,004,312	1,141,127
TOTAL OPERATING EXPENSES	1,302,760	1,207,109

LOSS FROM OPERATIONS	(1,302,760)	(1,207,109)

OTHER INCOME AND EXPENSE:
Interest income	34,530	45,742
Loss on change in value of warrant liability (Note 5)	(275,863)	(829,993)
Gain on sale of equipment	16,000	——
TOTAL OTHER INCOME AND EXPENSE	(225,333)	(784,251)

NET LOSS	$(1,528,093)	$(1,991,360)

BENEFICIAL CONVERSION FEATURE (NOTE 5)	——	(11,895)

DIVIDEND ON SERIES C CUMULATIVE PREFERRED STOCK	(192,699)	(139,652)

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(1,720,792)	$(2,142,907)

BASIC AND DILUTED NET LOSS PER SHARE	$(0.62)	$(1.98)

SHARES USED TO COMPUTE BASIC AND DILUTED NET LOSS PER SHARE	2,752,931	1,079,494

The accompanying notes are an integral part of these unaudited condensed financial statements.

MACROCHEM CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

For the three months ended March 31, 2007 and 2006

(Unaudited)

	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,528,093)	$(1,991,360)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	17,735	24,504
Stock-based compensation	156,442	457,954
Loss on change in value of warrant liability	275,863	829,993
Change in assets and liabilities:
Prepaid expenses and other current assets	9,131	(286,720)
Accounts payable and accrued expenses	122,210	67,245
Net cash used in operating activities	(946,712)	(898,384)

CASH FLOWS FROM INVESTING ACTIVITIES:
Sales of short-term investments	1,000,000	—
Purchases of short-term investments	—	(6,529,547)
Expenditures for property and equipment	—	(436)
Additions to patents	—	(14,477)
Net cash provided by (used in) investing activities	1,000,000	(6,544,460)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of Series C Cumulative Convertible Preferred Stock and Warrants	—	5,186,908
Net cash provided by financing activities	—	5,186,908

Net change in cash and cash equivalents	53,288	(2,255,936)
Cash and cash equivalents at beginning of period	738,264	3,023,436

Cash and cash equivalents at end of period	$791,551	$767,500

The accompanying notes are an integral part of these unaudited condensed financial statements.

(Continued)

MACROCHEM CORPORATION

STATEMENTS OF CASH FLOWS (Continued)

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

The Company did not pay any cash for interest expense or income taxes during the three-month periods ended March 31, 2007 and 2006.

Dividends to the Convertible Preferred Shareholders were paid in common stock.

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

The financial statements included herein have been prepared by MacroChem Corporation (“MacroChem” or the “Company”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows of the Company at the dates and for the periods indicated. The unaudited condensed financial statements included herein should be read in conjunction with the audited financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

The Company has been engaged primarily in research and development since its inception in 1981 and has derived limited revenues from the commercial sale of its products, licensing of certain technology and feasibility studies. The Company has had no revenues relating to the sale of any products currently under development. The Company has incurred losses from operations every year since its inception and the Company anticipates that losses will continue for the foreseeable future. At March 31, 2007, the Company’s accumulated deficit was $83,106,571. At March 31, 2007, the Company believes that its existing cash, cash equivalents and short-term investments are sufficient to fund operations under the Company’s current operating plan through the first quarter of 2008. The Company’s ability to continue operations after its current capital resources are exhausted depends on its ability to obtain additional financing and/or achieve profitable operations, as to which no assurances can be given. The Company’s cash requirements may vary materially from those now planned because of changes in the focus and direction of its research and development programs, identification of additional product candidates and technologies, competitive and technical advances, patent developments or other developments.

The Company organizes itself as one segment reporting to the Chief Executive Officer. Products and services consist primarily of research and development activities in the pharmaceutical industry.

The results disclosed in the Statement of Operations for the three months ended March 31, 2007 are not necessarily indicative of the results to be expected for the full year.

(2)	Stock Based Compensation

Stock Incentive Plans

The Company has granted options to purchase the Company’s common stock to employees and directors under various stock incentive plans. Under the plans, employees and non-employee directors are eligible to receive awards of various forms of equity-based incentive compensation, including stock options, restricted stock, and performance awards, among others. The plans are administered by the Board of Directors or the Compensation Committee of the Board of Directors, which determine the terms of the awards granted. Stock options are generally granted with an exercise price equal to the market value of a share of common stock on the date of grant, have a term of ten years or less, and vest over terms of two to three years from the date of grant.

Adoption of SFAS 123(R)

Prior to January 1, 2006, the Company accounted for stock-based compensation issued to employees using the intrinsic value method, which follows the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and Financial Accounting Standards Board (“FASB”) Interpretation (‘‘FIN’’) No. 44, ‘‘Accounting for Certain Transactions Involving Stock Compensation.’’ Generally, no stock-based employee compensation cost related to stock options was reflected in net income, as all options granted under stock-based compensation plans had an exercise price equal to the market value of the underlying common stock on the grant date. Compensation cost related to restricted stock units granted to non-employee directors and certain key employees was reflected in net loss as services were rendered.

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment,” using the modified prospective method, which requires measurement of compensation cost for all stock awards at fair value on the date of grant and recognition of compensation over the requisite service period for awards expected to vest. The fair value of stock options is estimated using the Black-Scholes valuation model, and the fair value of restricted stock units is determined based on the number of shares granted and the quoted price of the Company’s common stock on the date of grant. Such value is recognized as expense over the requisite service period, net of estimated forfeitures, using the straight-line attribution method. The estimate of awards that will ultimately vest requires significant judgment, and to the extent actual results or updated estimates differ from the Company’s current estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised. The Company considers many factors when estimating expected forfeitures, including types of awards, employee class and historical employee attrition rates. Actual results, and future changes in estimates, may differ substantially from the Company’s current estimates.

The Company has classified stock-based compensation within the same operating expense line items as cash compensation paid to employees. For the three months ended March 31, 2007 and 2006, the charge to operations for stock based compensation was $156,442 and $457,954, respectively.

Valuation Assumptions for Stock Options

The fair value of stock options granted during the three months ended March 31, 2007 and 2006 was estimated using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended March 31,
	2007	2006

Risk-free interest rate	4.49%	4.72%
Expected life of option grants	6 years	6 years
Expected volatility of underlying stock	113%	102%
Expected dividend payment rate, as a percentage of the stock price on the date of grant	0%	0%

The dividend yield assumption is based on the Company’s history and expectation of future dividend payouts. The expected volatility is based on a combination of the Company’s historical stock price and volatility. The risk-free interest rate assumption is based upon the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the option. The expected life of employee stock options represents the weighted-average period the stock options are expected to remain outstanding.

Stock option activity for the three months ended March 31, 2007 was as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Life	Weighted Average Remaining Life
Outstanding, December 31, 2006	1,055,693	$10.21	8.92
Granted	970,000	$0.65	9.75
Exercised	——	—
Canceled or Expired	(50,047)
Outstanding, March 31, 2007	1,975,646	$5.75	9.27	$0
Exercisable, March 31, 2007	724,803	$14.03	7.90	$0

The weighted average grant date fair value of options granted during the three months ended March 31, 2007 was $546,592. The remaining unrecognized compensation cost related to unvested awards at March 31, 2007 was approximately $925,157 and the weighted average period of time over which this cost will be recognized is 2.5 years.

(3)	Commitments and Contingencies

Lease Commitments- In accordance with certain capital lease contracts related to office space and equipment, in the event that they are terminated early, approximately $96,400 would be owed as early termination payments.

(4)	Basic and Diluted Loss Per Share

The following table sets forth the computation of basic and diluted loss per share:

	Three Months Ended March 31,
	2007	2006
Numerator for basic and diluted loss per share: Net loss attributable to common stockholders	$(1,720,792)	$(2,142,907)

Denominator for basic and diluted loss per share: Weighted average shares outstanding	2,752,931	1,079,494

Net loss per share – basic and diluted	$(0.62)	$(1.98)

Potential common shares are not included in the per share calculations for diluted EPS, because the effect of their inclusion would be anti-dilutive. Anti-dilutive potential shares not included in per share calculations for the three months ended March 31, 2007 and 2006 were 18,131,979 and 17,645,966, respectively.

(5)	Stockholders’ Equity

Authorized Capital Stock – Authorized capital stock consists of 100,000,000 shares of $.01 par value common stock of which 3,188,321 shares are issued (3,187,792 are outstanding) and 18,131,979 are reserved for issuance upon exercise of common stock options and warrants and conversion of Series C Cumulative Convertible Preferred Stock at March 31, 2007. Authorized preferred stock totals 6,000,000 shares, of which 500,000 shares have been designated Series A Preferred Stock, 600,000 shares have been designated Series B Preferred Stock and 1,500 shares have been designated Series C Cumulative Convertible Preferred Stock (781.5 shares were outstanding at March 31, 2007). The Series C Preferred Stock has a liquidation value of $10,000 per share, is entitled to a dividend of 10% per annum, payable in cash or shares of our common stock at our option, which dividend rate is subject to increase to 14% upon the occurrence of certain events. The Series C Preferred Stock is redeemable at the holder’s election in the event the Company fails or refuses to convert any shares of Series C Preferred Stock in accordance with the terms of the Certificate of Designation, Rights and Preferences of the Series C Preferred Stock. The number of shares of common stock into which each share of Series C Preferred Stock is convertible is determined by dividing the liquidation value per share plus all accrued and unpaid dividends thereon by $1.05.

During 1998, the Company’s Board of Directors authorized the repurchase of up to 23,809 shares of common stock at market price. The Company repurchased no shares in 2003, 2004 and 2005. At March 31, 2007, 529 repurchased shares remain available for future use and 16,180 shares are available to be repurchased.

Series C Convertible Preferred Stock – On December 23, 2005, pursuant to the terms of a Preferred Stock and Warrant Purchase Agreement (the “Purchase Agreement”), the Company completed the first closing of a private placement (the “Series C Financing”) in which institutional investors (the “Purchasers”) acquired 250 shares of Series C

Cumulative Convertible Preferred Stock (the “Series C Preferred Stock”) and six-year Warrants to purchase 2,380,951 shares of common stock at an exercise price of $1.26 per share, for an aggregate purchase price of $2.5 million (the “First Closing”). The net proceeds from the First Closing were $2,125,943. In the second closing of the Series C Financing, on February 13, 2006, the Company issued to institutional investors (the “Purchasers”) 575.5 shares of Series C Preferred Stock and six-year warrants (the “Warrants”) to purchase 5,480,961 shares of the Company’s common stock at an exercise price of $1.26 per share, for an aggregate purchase price of approximately $5.75 million (the “Second Closing”). The net proceeds from the Second Closing were $5,186,908. The terms of the Series C Preferred Stock and Warrants issued in the First Closing and the Second Closing were identical.

Relevant Material Terms: The terms and provisions of the Series C Preferred Stock are set forth in the Certificate of Designations, Rights and Preferences of Series C Cumulative Convertible Preferred Stock (the “Certificate of Designations”). Certain material terms of the Series C Preferred Stock relevant to this response are summarized below:

Obligations to Register Shares: When issued, the securities offered and sold to the Purchasers in the Series C Financing were not registered under the Securities Act of 1933, as amended (the “Securities Act”) and were sold in reliance upon the exemption from securities registration afforded by Regulation D under the Securities Act. All of the Purchasers represented to MacroChem that they were “accredited investors”, as defined in Rule 501 of Regulation D. In connection with the Series C Financing, MacroChem entered into an Investor Rights Agreement with the Purchasers, pursuant to which MacroChem was required to file a registration statement with the Securities and Exchange Commission covering the resale of the common stock issuable upon conversion of the Series C Preferred Stock, issuable as payment of dividends on the Series C Preferred Stock and issuable upon exercise of the Warrants and the warrants issued to the placement agent. The registration statement was filed and became effective on April 18, 2006.

Dividends: The Series C Preferred Stock accrues dividends at the rate of 10% of the stated price annually, payable quarterly in cash or common stock. The first dividend payment date was March 31, 2006. All dividends payable to date have been paid in Common Stock.

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

Voting: The Certificate of Designations contains a provision that restricts a holder of Series C Preferred Stock from (i) converting Series C Preferred Stock into common stock to the extent that such conversion would result in the holder owning more than 4.95% of the issued and outstanding common stock of the Company or (ii) voting together with the common stock on an as-if-converted to common stock basis in respect of more than 4.95% of the issued and outstanding common stock of the Company. The Warrants issued pursuant to the purchase agreement contain a similar restriction (collectively, the “Beneficial Ownership Cap”). A holder of Series C Preferred Stock or a Warrant may elect, subject to certain conditions, to be exempt from the Beneficial Ownership Cap. Subject to the Beneficial Ownership Cap restrictions, as of the date of the second closing of the private placement financing in February 2006 (the “Second Closing”), the Series C Preferred Stock acquired by the purchasers was convertible into 4,967,920 shares of common stock and the holders of the Series C Preferred Stock vote on an as-converted basis with the holders of our common stock, and therefore held approximately 63.5% of the voting power of our outstanding securities. Assuming both the conversion of the Series C Preferred Stock and the exercise of all of the Warrants acquired by the purchasers, in each case subject to the Beneficial Ownership Cap restrictions, the purchasers would have held approximately 84.9% of the outstanding common stock of the Company as of the date of the Second Closing.

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

Rule 5-02.28 of Regulation S-X requires securities with redemption features that are not solely within the control of the issuer to be classified outside of permanent equity. The holders of the Series C Preferred Stock control a majority of the voting power of the Company’s common stock and, as a result of this control, could directly or indirectly influence the triggering of the redemption provision by, for example, refusing to approve an increase in the authorized but unissued shares of common stock of the Company if, in the future, such increase were necessary to effect the conversion of the Series C Preferred Stock. Accordingly, the redemption provision is not solely within the Company’s control, and thus the Series C Preferred Stock is not permanent equity.

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

The Company evaluated whether the embedded conversion feature in the Series C Preferred Stock required bifurcation and determined, in accordance with paragraph 12 of SFAS 133, that the economic characteristics and risks of the embedded conversion feature in the Series C Preferred Stock were clearly and closely related to the underlying common stock. In conducting this evaluation, the Company recognized that the cumulative fixed dividend and the potential redemption requirement of the Series C Preferred Stock are characteristics of debt. The Company also recognized, however, that the Series C Preferred Stock had the following equity like characteristics: the Series C Preferred Stock clearly gives the stockholders both existing and ongoing rights of ownership (i.e., a residual interest), as the holders of Series C Preferred Stock are entitled to vote on an as-converted basis with the holders of our common stock; the dividend, while fixed, is payable quarterly in cash or common stock at the Company’s election, and, to date, the Company’s Board of Directors has declared each quarterly dividend to be paid in shares of common stock; the redemption rights of the Series C preferred stock are perpetual and do not have a stated maturity or redemption date, unlike debt instruments; and the right of the holders of the Series C Preferred stock to receive payments, including the liquidation preference, is not secured by any collateral. Consequently, when all of the economic characteristics and risks of the Series C Preferred Stock are considered as a whole, the Company concluded that the Series C Preferred Stock is more akin to equity than to debt and, as a result, the Company concluded that bifurcation was not required under SFAS 133.

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

Stock Sales –In March 2004, the Company sold 128,619 shares of common stock and warrants to purchase 25,723 shares of common stock to primarily institutional investors. Gross proceeds were $7,292,700 ($6,681,274 net of issuance costs) and were allocated between the common stock and the warrants based on the relative fair value of the warrants and common stock. In April 2005, the Company sold approximately 65,040 shares of common stock and warrants to purchase 32,520 shares of common stock to institutional investors and to certain executive officers and directors of the Company. Gross proceeds were $815,000 ($601,342 net of cash issuance costs) and were allocated between the common stock and the warrants based on the relative fair value of the warrants and common stock. In December 2005, the Company sold 250 shares of Series C Cumulative Convertible Preferred Stock and warrants to purchase 2,380,951 shares of common stock to institutional investors. Gross proceeds were $2,500,000 ($2,125,943 net of cash issuance costs) and were allocated between the Series C Cumulative Convertible Preferred Stock and the warrants based on the fair value of the warrants. In February 2006, the Company sold 575.5 shares of Series C Cumulative Convertible Preferred Stock and warrants to purchase 5,480,952 shares of common stock to institutional investors. Gross proceeds were $5,755,000 ($5,186,908 net of cash issuance costs) and were allocated between the Series C Cumulative Convertible Preferred Stock and the warrants based on the fair value of the warrants.

Warrants – On February 13, 2006, the Company closed a private placement in which institutional investors received six-year warrants to purchase 5,480,961 shares of the Company’s common stock at an exercise price of $1.26 per share (“Investor Warrants”). As of March 31, 2007, none of the $1.26 Investor Warrants had been exercised. The placement agent in the transaction received a warrant to purchase approximately 548,095 shares of common stock at a purchase price of $1.05 for a period of six years (“Placement Agent Warrants”). As of March 31, 2007, none of these $1.05 Placement Agent Warrants had been exercised. On December 23, 2005, the Company closed a private placement in which institutional investors received warrants to purchase 2,380,951 shares of common stock at an exercise price of $1.26 per share for a period of six years (“Investor Warrants”). As of March 31, 2007, none of these $1.26 Investor Warrants had been exercised. The placement agent in this transaction received a warrant to purchase approximately 238,905 shares of common stock at a purchase price of $1.05 for a period of six years (“Placement Agent Warrants”). As of March 31, 2007, none of the $1.05 Placement Agent Warrants had been exercised. In accordance with EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” the Investor Warrants and the Placement Agent Warrants are included as a liability and valued at fair market value until the Company meets the criteria under EITF 00-19 for permanent equity. Changes in the fair value of such warrants are recorded as a charge or credit to operations each reporting period. The Company valued the Investor Warrants and the Placement Agent Warrants at $1,145,961 on March 31, 2007 using the Black-Scholes method with the following assumptions: a risk-free interest rate of 4.57, volatility of 100%, and a dividend yield of 0%.

On April 19, 2005, the Company closed a private placement in which institutional investors and certain executive officers and directors of the Company received warrants to purchase approximately 32,520 shares of common stock for a period of five years. The exercise price of the warrants is $14.70 per share for the institutional investors and $21.84 for the participating executive officers and directors. As of March 31, 2007, approximately 6,012 of the $14.70 warrants issued to the institutional investors had been exercised and none of the $21.84 warrants issued to participating executive officers and directors had been exercised. The placement agent in this transaction received a warrant to purchase approximately 1,190 shares of common stock at a purchase price of $14.70 for a period of five years. As of March 31, 2007, none of the $14.70 warrants issued to the placement agent had been exercised.

During 2004, the Company conducted a private placement in which primarily institutional investors received warrants to purchase an aggregate of 25,723 shares of common stock at a purchase price of $87.78 per share for a period of five years. As of March 31, 2007, none of the $87.78 warrants had been exercised.

Stock Option Plans – The Company has two stock option plans, the 1994 Equity Incentive Plan (1994 Plan) and the 2001 Incentive Plan (the 2001 Plan).

Under the terms of the 1994 Plan, the Company may no longer award any options. All options previously granted under the 1994 Plan may be exercised at any time up to ten years from the date of award. During the three-month period ended March 31, 2007, no options were granted or exercised and 47 options were cancelled under the 1994 Plan.

Under the terms of the 2001 Plan, the Company may grant options to purchase up to a maximum of 1,373,809 shares of common stock to certain employees, directors and consultants. During the three months ended March 31, 2007, 970,000 options were granted, no options were exercised or cancelled under the 2001 Plan.

Stock and Stock Option Issuances Outside the Stock Option Plans – During the three months ended March 31, 2006, options to purchase an aggregate of 945,000   shares of common stock were granted to executive officers and directors of the Company. One third of the options vested on the date of grant and the remaining options vest over a two year period with an exercise price of $1.62 per share.

During the three months ended March 31, 2006, 75,000 shares of restricted stock were granted to Robert J. DeLuccia, the Company’s Chief Executive Officer. The restricted stock vests if and when the Company’s common stock trades at or above $4.00 per share for thirty consecutive trading days.

(6)	Comprehensive Loss

Comprehensive loss is equal to the Company’s net loss for the three months ended March 31, 2007 and 2006.

(7)	Recent Accounting Pronouncements

In June of 2006, the FASB issued Financial Interpretation (“FIN”) 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS 109, “Accounting for Income Taxes”. The interpretation was effective for fiscal years beginning after December 15, 2006. The adoption of this new standard did not have a material impact on our financial position, results of operations or cash flows.

On September 15, 2006, the FASB issued SFAS Statement No. 157, “Fair Value Measurements” (“SFAS 157”). This statement provides enhanced guidance for using fair value to measure assets and liabilities. This statement also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value and the effect of fair value measurements on earnings. SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. SFAS 157 does not expand the use of fair value in any new circumstances. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. We do not expect our adoption of this new standard to have a material impact on our financial position, results of operations or cash flows.

In February of 2007, the FASB issued SFAS Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We are currently assessing the impact of SFAS 159 on our financial results.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of

Operations

Note Regarding Forward Looking Statements

This report and the documents incorporated in this report by reference may contain “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements may be identified by the use of forward-looking words or phrases such as “anticipate,” “believe,” “could,” “expect,” “intend,” “look forward,” “may,” “planned,” “potential,” “should,” “will,” and “would.” These forward-looking statements reflect our current expectations and are based upon currently available data. The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for such forward-looking statements. In order to comply with the terms of the safe harbor, we note that a variety of factors could cause actual results and experience to differ materially from the anticipated results or other expectations expressed in the forward-looking statements. These factors include, but are not limited to: our history of operating losses, our decision to discontinue research and development activities and our need for additional external financing; our need for significant additional product development efforts and additional financing; technological uncertainty relating to transdermal drug delivery systems; the early stage of development of our proposed products; the lack of success of our prior development efforts; uncertainties related to clinical trials of our proposed products; uncertainties relating to government regulation and regulatory approvals; our dependence on third parties for the FDA application process; uncertainties regarding market acceptance of our product candidates; uncertainties regarding the potential health risks of hormone replacement therapies; our ability to identify and obtain rights to products or technologies in order to build our portfolio of product candidates; our ability to recruit additional key employees; our limited personnel and our dependence on continued access to scientific talent; no assurance of our entering into license arrangements; our lack of laboratory facilities and scientific personnel and uncertainties regarding our reliance on third parties to conduct research and development activities for our technologies and product candidates; uncertainties relating to competition, patents and proprietary technology; our dependence on third parties to conduct research and development activities; our dependence on third-party suppliers and manufacturers; uncertainties relating to risks of product liability claims, lack of product liability insurance, and expense and difficulty of obtaining adequate insurance coverage; our majority shareholders, who own a large portion of our voting stock, could control company decisions and could substantially lower the market price of our common stock if they were to sell large blocks of our common stock in the future; uncertainty of pharmaceutical pricing and related matters; volatility of our stock price; the effect that our quotation on the OTC Bulletin Board will have on the liquidity of our common stock; and dilution of our shares as a result of our contractual obligation to issue shares in the future. Additional information on these and other factors which could affect the Company’s actual results and experience are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 and, in particular, the section entitled “Risk Factors”.

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

We are a specialty pharmaceutical company that develops and seeks to commercialize pharmaceutical products. Currently, our portfolio of product candidates is based on our drug delivery technologies: SEPA®, MacroDerm™ and DermaPass™. Our SEPA topical drug delivery technology (SEPA is an acronym for “Soft Enhancement of Percutaneous Absorption,” where “soft” refers to the reversibility of the skin effect, and “percutaneous” means “through the skin”) enhances the efficiency and rate of diffusion of drugs into and through the skin. Our patented MacroDerm drug delivery technology encompasses a family of low to moderate molecular weight polymers that impede dermal drug or chemical penetration. We have also filed a patent application for our DermaPass family of transdermal absorption enhancers that have a different drug delivery profile than SEPA, which we believe could be used with a wider range of active pharmaceutical ingredients. Currently, we have two clinical stage investigational new drugs: EcoNail, our lead product, for the treatment of fungal infections of the nails and Opterone, for the treatment of male hypogonadism. We believe that products incorporating our drug delivery technologies may allow selected drugs to be administered more effectively and with improved patient compliance compared to alternative methods of drug administration, such as ingestion and injection.

Since inception, we have been engaged primarily in research and development. We have not generated any meaningful revenues from operations and we have sustained significant operating losses. We anticipate that we will continue to incur significant losses for the foreseeable future. We cannot guarantee that we will be successful in commercializing our products, or that we will ever become profitable. As of March 31, 2007, we had an accumulated deficit of $83,106,571. Our product candidates are in discovery or developmental stages and must undergo a rigorous regulatory approval process, which includes costly and extensive pre-clinical and clinical testing, to demonstrate safety and efficacy before we can market any resulting product. To date, neither the FDA nor any of its international equivalents has approved any of our product candidates for marketing.

Our results of operations can vary significantly from year-to-year and quarter-to-quarter, and depend, among other factors, on:

•	the progress of clinical trials we conduct;

•	the degree of our research, marketing and administrative efforts;

•	our ability to raise additional capital;

•	the signing of licenses and product development agreements;

•	the timing of revenues recognized pursuant to license agreements; and

•	the achievement of milestones by licensees.

The timing of our revenues may not match the timing of our associated product development expenses. To date, our research and development expenses generally have exceeded our revenues in any particular period or fiscal year.

We expect to continue to spend significant amounts on developing and seeking regulatory approval of our lead product, EcoNail. Ultimately, if we receive regulatory approval for EcoNail, significant expenses may be incurred in connection with its commercialization. In addition, we also plan to identify and develop, internally, through in-licensing, or through other collaborative arrangements, additional product candidates and technologies that fit within our growth strategy. If we identify potential product candidates, we will incur additional costs in connection with acquisition, development, testing and seeking regulatory approval of those product candidates.

We completed a private placement of our securities to institutional investors, consisting of two closings, for approximately $8,255,000 in gross proceeds. The first closing of the private placement, in which institutional investors acquired 250 shares of Series C Cumulative Convertible Preferred Stock (the “Series C Preferred Stock”) and six-year warrants to purchase 2,380,951 shares of common stock at an exercise of $1.26 per share, for an aggregate purchase price of $2,500,000, took place on December 23, 2005 and is described in our Current Report on Form 8-K filed on December 27, 2005. The second closing of the private placement, in which institutional investors acquired 575.5 shares of our Series C Preferred Stock and six-year warrants to purchase 5,480,961 shares of the Company’s common stock at an exercise price of $1.26 per share, for an aggregate purchase price of $5,755,000, occurred on February 13, 2006 and is described in our Report on Form 8-K filed on February 16, 2006. The Series C Preferred Stock has a liquidation value of $10,000 per share, is entitled to a dividend of 10% per annum, payable in cash or shares of our common stock at our option, which dividend rate is subject to increase to 14% upon the occurrence of certain events. The number of shares of common stock into which each share of Series C Preferred Stock is convertible is determined by dividing the liquidation value per share plus all accrued and unpaid dividends thereon by $1.05.

We believe that our existing cash, cash equivalents and short term investments of $3,943,589 as of March 31, 2007 will be sufficient to meet our current operating expenses and capital expenditure requirements through the first quarter of 2008. The Company’s ability to continue operations after its current capital resources are exhausted depends on its ability to obtain additional financing and achieve profitable operations, as to which no assurances can be given. The Company’s cash requirements may vary materially from those now planned because of changes in the focus and direction of its research and development programs, identification of additional product candidates and technologies, competitive and technical advances, patent developments or other developments.

Research and Development Expenses. Research and development expenses consist of:

•	payments to consultants, investigators, contract research organizations and manufacturers in connection with our pre-clinical and clinical trials;

•	costs associated with conducting our clinical trials;

•	costs of developing and obtaining regulatory approvals; and

•	allocable costs, including occupancy and depreciation.

Because a significant portion of our research and development expenses (including laboratory supplies, contract research organization costs, manufacturing costs, consulting costs and allocable costs such as occupancy and depreciation) benefit multiple projects or our drug delivery technologies in general, we do not track these expenses by project. For the three-month period ended March 31, 2007, we spent $298,448 on research and development, including $229,514 in costs associated with a clinical trial for EcoNail and $68,934 in costs not specifically tracked to a project. For the three-month period ended March 31, 2006, we spent $65,982 on research and development, including $64,632 in costs associated with a clinical trial for EcoNail and $1,350 in costs not specifically tracked to a project.

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

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. Note 1 to our financial statements included within our Annual Report on Form 10-K for the year ended December 31, 2006, includes a summary of the significant accounting policies and methods we use in the preparation of our financial statements. The following is a brief discussion of the more significant accounting policies and methods that affect the judgments and estimates used in the preparation of our financial statements.

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

Warrants Liability. Based on certain terms in the warrants that we issued in connection with the sale of our Series C Cumulative Convertible Preferred Stock, we determined that the warrants should be classified as a liability and valued at fair market value each reporting period, with the changes in fair value recorded in earnings, in accordance with EITF 00-19, “Accounting for Derivative Financial Investments Indexed to, and Potentially Settled in, a Company’s Own Stock.” We will continue to evaluate the warrants under EITF 00-19 to determine when, if ever, they meet certain criteria under EITF 00-19 for permanent equity.

Results of Operations

We had no revenues for the three months ended March 31, 2007 and March 31, 2006. For the year ending December 31, 2007, we do not expect to have any revenues.

For the three-month period ended March 31, 2007, research and development costs increased by $232,466, or 352.3%, to $298,448 from $65,982 in the three-month period ended March 31, 2006. The increase is primarily attributable to the increase in spending on clinical trials of $163,532 in the three-month period ended March 31, 2007 compared with the same period in 2006 as well as an increase in general research and development consulting costs of approximately $65,000. For each of the next three quarters, we expect research and development spending to increase from the level seen in the first quarter of 2007 as we continue the clinical trial for EcoNail.

For the three-month period ended March 31, 2007, marketing, general and administrative costs decreased by $136,815, or 11.9%, to $1,004,312, from $1,141,127 in the three-month period ended March 31, 2006. The decrease is primarily attributable to the Company’s adoption of SFAS No. 123R on January 1, 2006, which requires the expensing of stock options granted to employees based on the fair value on the date of the grant. The amount expensed for the quarter ended March 31, 2007 was $156,442 compared to $457,954 for the quarter ended March 31, 2006, resulting in a decrease in the expense of $301,512. The decrease was partially offset by an increase in salary and related expenses of $69,980 during the three-month period ended March 31, 2007. In addition, in the three-month period ended March 31, 2007, legal and audit expenses increased by approximately $40,862, and consulting and investor relations expenses increased by $67,332. For each of the next three quarters, we expect marketing, general and administrative spending to approximate the same level as seen in the first quarter of 2007.

Other income and expense decreased by $558,918 to a loss of $225,333 in the three-month period ended March 31, 2007 from a loss of $784,251 in the three-month period ended

March 31, 2006. The decrease is primarily attributable to a decrease in the loss associated with the change in value of warrant liability of $554,130. Interest income also decreased by $11,212, or 24.5%, to $34,530 in the three-month period ended March 31, 2007 from $45,742 in the three-month period ended March 31, 2006. The decrease in interest income is due to less cash available for investing purposes during the quarter ended March 31, 2007.

For the reasons described above, net loss decreased by $463,267, or 23.2%, to $1,528,093 in the three-month period ended March 31, 2007 from $1,991,360 in the three-month period ended March 31, 2006.

Liquidity and Capital Resources

Since inception, our primary source of funding for our operations has been the private and public sale of our securities, and, to a lesser extent, the licensing of our proprietary technology and products, research collaborations, feasibility studies, government grants and the limited sales of products and test materials. During the first three months of 2007, we did not receive any proceeds from the expense of options or warrants or from the sale of our securities. During the first three months of 2006, we received no proceeds from the exercise of options and warrants, and gross proceeds of $5,755,000 ($5,186,908 net of proceeds) as a result of the sale of our Series C Cumulative Convertible Preferred Stock in a private placement financing transaction.

At March 31, 2007, working capital was approximately $3,702,073, compared to $7,248,200 at March 31, 2006. The decrease in our working capital reflects use of funds in operations. Until such time as we obtain agreements with third-party licensees or partners to provide funding for our anticipated business activities, or otherwise generate revenue from the commercialization of our products, we will use our working capital to fund our operating activities.

Pursuant to a plan approved by our Board of Directors in 1998, we are authorized to repurchase 23,809 shares of our common stock to be held as treasury shares for future use. During the three-month period ended March 31, 2007, we did not repurchase any shares of common stock. At March 31, 2007, 529 repurchased shares remain available for future use and 16,180 shares remain available for repurchase under the plan.

The Company had no capital expenditures or patent development costs for the first three months of 2007. Capital expenditures were $436 and patent development costs were $14,477 for the first three months of 2006. We anticipate additional capital and patent expenditures will be approximately $50,000 for the remainder of the fiscal year ending December 31, 2007.

As of March 31, 2007, we had $3,943,589 in cash, cash equivalents and short-term investments. We believe that our existing cash, cash equivalents and short-term investments will be sufficient to meet our current operating expenses and capital expenditure requirements through the first quarter of 2008. Our cash requirements may vary materially from those now planned because of changes in the focus and direction of our research and development programs, identification of additional product candidates and technologies, competitive and technical advances, patent developments or other developments. We will require additional financing to continue operations after we exhaust our current capital resources and to continue our long-term plans for clinical trials and new product development. We expect to continue financing our operations through sales of our securities, strategic alliances or other financing vehicles, if any, that might become available to us on terms that we deem acceptable.

We do not enter into financial instrument transactions for trading or speculative purposes. We do not intend to establish any special purpose entity and do not have any material off balance sheet financing transactions. We do not believe that inflation will have any significant effect on the results of our operations.

At March 31, 2007, the Company had no long-term contractual obligations.

Recent Accounting Pronouncements

In June of 2006, the FASB issued Financial Interpretation (“FIN”) 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS 109, “Accounting for Income Taxes”. The interpretation was effective for fiscal years beginning after December 15, 2006. The adoption of this new standard did not have a material impact on our financial position, results of operations or cash flows.

On September 15, 2006, the FASB issued SFAS Statement No. 157, “Fair Value Measurements” (“SFAS 157”). This statement provides enhanced guidance for using fair value to measure assets and liabilities. This statement also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value and the effect of fair value measurements on earnings. SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. SFAS 157 does not expand the use of fair value in any new circumstances. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. We do not expect our adoption of this new standard to have a material impact on our financial position, results of operations or cash flows.

In February of 2007, the FASB issued SFAS Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We are currently assessing the impact of SFAS 159 on our financial results.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Cash, Cash Equivalents and Short-Term Investments

As of March 31, 2007, we were exposed to market risks, which relate primarily to changes in U.S. interest rates. Our cash equivalents and short-term investments are subject to interest rate risk and will decline in value if interest rates increase. Due to the short duration of these financial instruments, generally one year or less, changes in interest rates would not have a material effect on our financial position. A hypothetical 10% change in interest rates would not have a material effect on our Statement of Operations or Cash Flows for the three months ending March 31, 2007.

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

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1A.	Risk Factors.

There have been no material changes to the risk factors included in Item 1A of Part I of our annual Report on Form 10-K for the year ended December 31, 2006.

Item 6.	Exhibits.

The following is a list of exhibits to this Quarterly Report on Form 10-Q:

3.1	Amended and Restated Certificate of Incorporation, incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 (File No. 0-13634).

3.2	Amended and Restated By-Laws of the Company, incorporated by reference to Exhibit 5 to the Company’s Current Report on Form 8-K dated August 13, 1999 (File No. 0-13634).

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MacroChem Corporation
(Registrant)

May 15, 2007	/s/ Robert J. DeLuccia
Robert J. DeLuccia President and Chief Executive Officer (Principal Executive Officer)

/s/ Bernard R. Patriacca
Bernard R. Patriacca Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

EXHIBIT INDEX

The following is a list of exhibits to this Quarterly Report on Form 10-Q:

3.1	Amended and Restated Certificate of Incorporation, incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 (File No. 0-13634).
3.2	Amended and Restated By-Laws of the Company, incorporated by reference to Exhibit 5 to the Company’s Current Report on Form 8-K dated August 13, 1999 (File No. 0-13634).
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer Pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer Pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.