Form 10-Q
period 2007-06-30
MACROCHEM CORP
filed 2007-08-14
CIK 743884

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) Of THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2007

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Transition Period from ____ to ____

Commission file number 0-13634

MACROCHEM CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	04-2744744
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

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

Large accelerated filer	Accelerated filer	Non-accelerated filer	X

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	No	X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 18, 2007:
Common Stock, $.01 par value	3,680,346

INDEX TO FORM 10-Q

		Page Number
PART I	FINANCIAL INFORMATION
Item 1	Financial Statements
	Condensed Balance Sheets June 30, 2007 (Unaudited) and December 31, 2006	3
	Condensed Statements of Operations for the Three and Six Months Ended June 30, 2007 and 2006 (Unaudited)	4
	Condensed Statements of Cash Flows for the Six Months Ended June 30, 2007 and 2006 (Unaudited)	5-6
	Notes to Unaudited Condensed Financial Statements	7-16
Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17-25
Item 3	Qualitative and Quantitative Disclosures about Market Risk	26
Item 4	Controls and Procedures	26
PART II	OTHER INFORMATION
Item 1A	Risk Factors	27
Item 4	Submission of Matters to a Vote of Security Holders	27
Item 6	Exhibits	28
SIGNATURES		29
EXHIBIT INDEX		30

Item 1. Financial Statements

MACROCHEM CORPORATION

CONDENSED BALANCE SHEETS

	June 30, 2007 (Unaudited)	December 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$760,957	$738,264
Short-term investments	2,108,869	4,157,038
Prepaid expenses and other current assets	231,652	153,660
Total current assets	3,101,478	5,048,962

Property and equipment, net	29,375	37,391

Patents, net	542,276	567,604

Total assets	$3,673,129	$5,653,957

LIABILITIES
Current liabilities:
Accounts payable	$48,486	$85,473
Accrued expenses and other liabilities	269,783	183,362
Total current liabilities	318,269	268,835

Warrants liability (Note 5)	2,660,967	870,098
Total liabilities	2,979,236	1,138,933

Commitments and contingencies (Note 3)

Preferred stock, $.01 par value, liquidation value of $7,522,500 and $8,053,400; 6,000,000 shares authorized, 752 and 805 shares Series C Convertible issued and outstanding at June 30, 2007 and December 31, 2006, respectively (Note 5)	311,778	333,783

STOCKHOLDERS’ EQUITY
Common stock, $.01 par value, 100,000,000 shares authorized; 3,680,875 and 2,620,679 shares issued at June 30, 2007 and December 31, 2006, respectively	36,809	26,206
Additional paid-in capital	86,304,380	85,599,924
Accumulated deficit	(85,899,964)	(81,385,779)
Less treasury stock, at cost, 529 shares at June 30, 2007 and December 31, 2006	(59,110)	(59,110)
Total stockholders’ equity	382,115	4,181,241

Total liabilities and stockholders’ equity	$3,673,129	$5,653,957

The accompanying notes are an integral part of these unaudited condensed financial statements.

MACROCHEM CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

For the three and six months ended June 30, 2007 and 2006

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2007	2006	2007	2006
OPERATING EXPENSES:
Research and development	$257,949	$90,243	$556,398	$156,225
Marketing, general and administrative	897,953	976,560	1,902,264	2,117,687
TOTAL OPERATING EXPENSES	1,155,902	1,066,803	2,458,662	2,273,912

LOSS FROM OPERATIONS	(1,155,902)	(1,066,803)	(2,458,662)	(2,273,912)

OTHER INCOME:
Interest income	18,615	73,410	53,145	119,152
Gain (loss) on change in value of warrant liability	(1,515,006)	5,403,825	(1,790,869)	4,573,832
Gain (loss) on sale of equipment	52,000	-----	68,000	-----
TOTAL OTHER INCOME (LOSS) (NOTE 5)	(1,444,391)	5,477,235	(1,669,724)	4,692,984

NET INCOME OR (LOSS)	$(2,600,293)	$4,410,432	$(4,128,386)	$2,419,072

BENEFICIAL CONVERSION FEATURE (NOTE 5)	-----	-----	-----	(11,895)

DIVIDEND ON SERIES C CUMULATIVE PREFERRED STOCK	(193,100)	(205,424)	(385,799)	(345,076)

NET INCOME OR (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(2,793,393)	$4,205,008	$(4,514,185)	$2,062,101

BASIC NET INCOME OR (LOSS) PER COMMON SHARE	$(0.86)	$3.86	$(1.48)	$1.98

DILUTED NET INCOME OR (LOSS) PER COMMON SHARE	$(0.86)	$0.57	$(1.48)	$0.31

WEIGHTED AVERAGE SHARES USED TO COMPUTE BASIC NET INCOME OR (LOSS) PER COMMON SHARE	3,256,959	1,089,441	3,048,776	1,043,969

WEIGHTED AVERAGE SHARES USED TO COMPUTE DILUTED NET INCOME OR (LOSS) PER COMMON SHARE	3,256,959	7,722,863	3,048,776	7,677,391

The accompanying notes are an integral part of these unaudited condensed financial statements

MACROCHEM CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

For the six months ended June 30, 2007 and 2006

(Unaudited)

	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(4,128,386)	$2,419,072
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	33,344	47,455
Stock-based compensation	307,255	674,597
Loss(Gain) on change in value of warrant liability	1,790,869	(4,573,832)
Change in assets and liabilities:
Prepaid expenses and other current assets	(77,992)	(203,230)
Accounts payable and accrued expenses	49,434	(10,609)
Net cash used in operating activities	(2,025,476)	(1,646,547)

CASH FLOWS FROM INVESTING ACTIVITIES:
Sale of short-term investments	2,048,169	-----
Purchases of short-term investments	-----	(5,835,354)
Expenditures for property and equipment	-----	(436)
Additions to patents	-----	(35,733)
Net cash provided by (used in) investing activities	2,048,169	(5,871,523)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of Series C Cumulative Convertible Preferred Stock and Warrants	-----	5,186,908
Net cash provided by financing activities	-----	5,186,908

Net change in cash and cash equivalents	22,693	(2,331,162)
Cash and cash equivalents at beginning of period	738,264	3,023,436

Cash and cash equivalents at end of period	$760,957	$692,274

The accompanying notes are an integral part of these unaudited condensed financial statements.

(Continued)

MACROCHEM CORPORATION

STATEMENTS OF CASH FLOWS (Continued)

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

The Company did not pay any cash for interest expense or income taxes during the six-month periods ended June 30, 2007 and 2006.

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

The Company has been engaged primarily in research and development since its inception in 1981 and has derived limited revenues from the commercial sale of its products, licensing of certain technology and feasibility studies. The Company has had no revenues relating to the sale of any products currently under development. The Company has incurred losses from operations every year since its inception and the Company anticipates that losses will continue for the foreseeable future. At June 30, 2007, the Company’s accumulated deficit was $85,899,964. At June 30, 2007, the Company believes that its existing cash, cash equivalents and short-term investments are sufficient to fund operations under the Company’s current operating plan into the first quarter of 2008. The Company’s continuation as a going concern depends on its ability to obtain additional financing, to consummate a strategic transaction or to make alternative arrangements to fund its operations. There can be no assurance that the Company will be able to obtain additional financing, to consummate a strategic transaction, or to make alternative arrangements to fund its operations. The Company’s cash requirements may vary materially from those now planned because of changes in the focus and direction of its research and development programs, identification of additional product candidates and technologies, competitive and technical advances, patent developments or other developments related to the status of fund raising.

The Company organizes itself as one segment reporting to the Chief Executive Officer. Products and services consist primarily of research and development activities in the pharmaceutical industry.

The results disclosed in the Statement of Operations for the three and six months ended June 30, 2007 are not necessarily indicative of the results to be expected for the full year.

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

Stock Based Compensation

The Company has classified stock-based compensation within the same operating expense line items as cash compensation paid to employees. For the three and six months ended June 30, 2007, the charge to operations for stock based compensation was $150,813 and $307,255, respectively. For the three and six months ended June 30, 2006, the charge to operations for stock based compensation was $216, 240 and $674,597, respectively.

Valuation Assumptions for Stock Options

The fair value of stock options granted during the three and six months ended June 30, 2007 and 2006 was estimated using the Black-Scholes option-pricing model with the following assumptions:

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

Stock option activity for the six months ended June 30, 2007 was as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Life	Weighted Average Remaining Life
Outstanding, December 31, 2006	1,055,693	$10.21	8.92
Granted	982,000	$0.65	9.50
Exercised	——	—
Canceled or Expired	(51,634)
Outstanding, June 30, 2007	1,986,059	$5.72	9.03	$0
Exercisable, June 30, 2007	725,726	$14.03	8.41	$0

The weighted average grant date fair value of options granted during the six months ended June 30, 2007 was $546,592. The remaining unrecognized compensation cost related to unvested awards at June 30, 2007 was approximately $774,000 and the weighted average period of time over which this cost will be recognized is 2.25 years.

(3)	Commitments and Contingencies

Lease Commitments- In accordance with certain capital lease contracts, in the event that they are terminated early, approximately $132,400 would be owed as early termination payments.

(4)  Basic and Diluted Income or (Loss) Per Share

The following is a reconciliation of net income (loss) and weighted average common shares outstanding for purposes of calculating basic and diluted income (loss) per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

Basic income (loss) per common share computation: Numerator: Net income (loss) used for basic income (loss) per common share	$(2,793,392)	$4,205,008	$(4,514,183)	$2,062,101
Denominator: Weighted average shares used for basic income (loss) per common share	3,256,959	$1,089,441	3,048,776	1,043,969

Basic income (loss) per common share	$(0.86)	$3.86	$(1.48)	$1.98
Diluted income (loss) per common share Computation:
Numerator:
Net income (loss) used for basic income (loss) per common share	$(2,793,392)	$4,205,008	$(4,514,183)	$2,062,101
Dividend on convertible preferred		205,424		345,076
Net income (loss) used for diluted income (loss) per common share	$(2,793,392)	$4,410,432	$(4,514,183)	$2,407,177
Denominator:
Weighted average shares used for basic income (loss) per common share	3,256,959	1,089,441	3,048,776	1,043,969
Effect of dilutive securities:
Convertible preferred stock and warrants	------	6,633,422	------	6,633,422
Weighted average shares used for diluted income (loss) per common share	3,256,959	7,722,863	3,048,776	7,677,391
Diluted income (loss) per common share	$(0.86)	$0.57	$(1.48)	$0.31

Potential common shares are not included in the per share calculations for diluted loss per share, because the effect of their inclusion would be anti-dilutive. Dilutive shares not included in the loss per share calculation for the three and six months ended June 30, 2007 were 17,863,822.

(5)	Stockholders’ Equity

Authorized Capital Stock– Authorized capital stock consists of 100,000,000 shares of $.01 par value common stock of which 3,680,875 shares are issued (3,680,346 are outstanding) and 17,938,822 are reserved for issuance upon exercise of common stock options, warrants and conversion of Series C Cumulative Convertible Preferred Stock and restricted stock at June 30, 2007. Authorized preferred stock totals 6,000,000 shares, of which 500,000 shares have been designated Series A Preferred Stock, 600,000 shares have been designated Series B Preferred Stock and 1,500 shares have been designated Series C Cumulative Convertible Preferred Stock (752.25 shares were outstanding at June 30, 2007). The Series C Preferred Stock has a liquidation value of $10,000 per share, is entitled to a dividend of 10% per annum, payable in cash or shares of our common stock at our option, which dividend rate is subject to increase to 14% upon the occurrence of certain events. The Series C Preferred Stock is redeemable at the holder’s election in the event the Company fails or refuses to convert any shares of Series C Preferred Stock in accordance with the terms of the Certificate of Designation, Rights and Preferences of the Series C Preferred Stock. The number of shares of common stock into which each share of Series C Preferred Stock is convertible is determined by dividing the liquidation value per share plus all accrued and unpaid dividends thereon by $1.05.

During 1998, the Company’s Board of Directors authorized the repurchase of up to 23,809 shares of common stock at market price. The Company repurchased no shares in 2004, 2005 and 2006. At June 30, 2007, 529 repurchased shares remain available for future use and 16,180 shares are available to be repurchased.

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

Warrants – On February 13, 2006, the Company closed a private placement in which institutional investors received six-year warrants to purchase 5,480,961 shares of the Company’s common stock at an exercise price of $1.26 per share (“Investor Warrants”). As of June 30, 2007, none of the $1.26 Investor Warrants had been exercised. The placement agent in the transaction received a warrant to purchase approximately 548,095 shares of common stock at a purchase price of $1.05 for a period of six years (“Placement Agent Warrants”). As of June 30, 2007, none of these $1.05 Placement Agent Warrants had been exercised. On December 23, 2005, the Company closed a private placement in which institutional investors received warrants to purchase 2,380,951 shares of common stock at an exercise price of $1.26 per share for a period of six years (“Investor Warrants”). As of June 30, 2007, none of these $1.26 Investor Warrants had been exercised. The placement agent in this transaction received a warrant to purchase approximately 238,905 shares of common stock at a purchase price of $1.05 for a period of six years (“Placement Agent Warrants”). As of June 30, 2007, none of the $1.05 Placement Agent Warrants had been exercised. In accordance with EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” the Investor Warrants and the Placement Agent Warrants are included as a liability and valued at fair market value until the Company meets the criteria under EITF 00-19 for permanent equity. Changes in the fair value of such warrants are recorded as a charge or credit to operations each reporting period. The Company valued the Investor Warrants and the Placement Agent Warrants at $2,660,967

on June 30, 2007 using the Black-Scholes method with the following assumptions: a risk-free interest rate of 4.57, volatility of 100%, and a dividend yield of 0%.

On April 19, 2005, the Company closed a private placement in which institutional investors and certain executive officers and directors of the Company received warrants to purchase approximately 32,520 shares of common stock for a period of five years. The exercise price of the warrants is $14.70 per share for the institutional investors and $21.84 for the participating executive officers and directors. As of June 30, 2007, approximately 6,012 of the $14.70 warrants issued to the institutional investors had been exercised and none of the $21.84 warrants issued to participating executive officers and directors had been exercised. The placement agent in this transaction received a warrant to purchase approximately 1,190 shares of common stock at a purchase price of $14.70 for a period of five years. As of June 30, 2007, none of the $14.70 warrants issued to the placement agent had been exercised.

During 2004, the Company conducted a private placement in which primarily institutional investors received warrants to purchase an aggregate of 25,723 shares of common stock at a purchase price of $87.78 per share for a period of five years. As of June 30, 2007, none of the $87.78 warrants had been exercised.

Stock Option Plans – The Company has two stock option plans, the 1994 Equity Incentive Plan (1994 Plan) and the 2001 Incentive Plan (the 2001 Plan).

Under the terms of the 1994 Plan, the Company may no longer award any options. All options previously granted under the 1994 Plan may be exercised at any time up to ten years from the date of award. During the six-month period ended June 30, 2007, no options were granted or exercised and 47 options were cancelled under the 1994 Plan.

Under the terms of the 2001 Plan, the Company may grant options to purchase up to a maximum of 2,373,809 shares of common stock to certain employees, directors and consultants. During the six months ended June 30, 2007, 970,000 options were granted, no options were exercised and 1,587 options were cancelled under the 2001 Plan.

Stock and Stock Option Issuances Outside the Stock Option Plans – During the six months ended June 30, 2006, options to purchase an aggregate of 945,000 shares of common stock were granted to executive officers and directors of the Company, of which 50,000 options have been cancelled. One third of the options vested on the date of grant and the remaining options vest over a two year period with an exercise price of $1.62 per share.

During the six months ended June 30, 2006, 75,000 shares of restricted stock were granted to Robert J. DeLuccia, the Company’s Chief Executive Officer. The restricted stock vests if and when the Company’s common stock trades at or above $4.00 per share for thirty consecutive trading days.

No stock or stock options were issued outside the Stock Option Plans during the six month period ended June 30, 2007.

(6)     Comprehensive Loss

Comprehensive loss is equal to the Company’s net loss for the six months ended June 30, 2007 and 2006.

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

(8)	Subsequent Event

On July 3, 2007, the Company signed an exclusive option to acquire exclusive worldwide license rights for drug uses of pexiganan, a novel, small peptide anti-infective for topical treatment of patients with mild diabetic foot infection (DFI), from Genaera Corporation (Genaera). The option agreement gives the Company a 90-day exclusive right to enter into a license agreement with Genaera. MacroChem paid Genaera $250,000 for the option agreement.

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

We are a specialty pharmaceutical company that develops and seeks to commercialize pharmaceutical products. Currently, our portfolio of patented product candidates is based on our drug delivery technologies: SEPA®, MacroDerm™ and DermaPass™. Our SEPA topical drug delivery technology (SEPA is an acronym for “Soft Enhancement of Percutaneous Absorption,” where “soft” refers to the reversibility of the skin effect, and “percutaneous” means “through the skin”) enhances the efficiency and rate of diffusion of drugs into and through the skin. Our patented MacroDerm drug delivery technology encompasses a family of low to moderate molecular weight polymers that impede dermal drug or chemical penetration. We have also filed a patent application for our DermaPass family of transdermal absorption enhancers that have a different drug delivery profile than SEPA, which we believe could be used with a wider range of active pharmaceutical ingredients. Currently, we have two clinical stage investigational new drugs: EcoNail, our lead product, for the treatment of fungal infections of the nails and Opterone, for the treatment of male hypogonadism. We believe that products incorporating our drug delivery technologies may allow selected drugs to be administered more effectively and with improved patient compliance compared to alternative methods of drug administration, such as ingestion and injection.

Since inception, we have been engaged primarily in research and development. We have not generated any meaningful revenues from operations and we have sustained significant operating losses. We anticipate that we will continue to incur significant losses for the foreseeable future. We cannot guarantee that we will be successful in commercializing our products, or that we will ever become profitable. As of June 30, 2007, we had an accumulated deficit of $85,899,964. Our product candidates are in discovery or developmental stages and must undergo a rigorous regulatory approval process, which includes costly and extensive pre-clinical and clinical testing, to demonstrate safety and efficacy before we can market any resulting product. To date, neither the FDA nor any of its international equivalents has approved any of our product candidates for marketing.

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

We expect to continue to spend significant amounts on developing and seeking regulatory approval of our lead product, EcoNail. Ultimately, if we receive regulatory approval for EcoNail, significant expenses may be incurred in connection with its commercialization. In addition, we also plan to identify and develop, internally, through in-licensing, or through other collaborative arrangements, additional product candidates and technologies that fit within our growth strategy. If we identify and license potential product candidates, we will incur additional costs in connection with acquisition, development, testing and seeking regulatory approval of those product candidates.

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

We believe that our existing cash, cash equivalents and short term investments of $2,869,826 as of June 30, 2007 will be sufficient to meet our current operating expenses and capital expenditure requirements into the first quarter of 2008. As described in Note 8 to the Financial Statements, the Company has entered into a 90 day exclusive option to license pexiganan, a novel topical treatment for diabetic foot infections. If this option is exercised, the Company will require significant additional capital to proceed with the development of this new product. The Company’s continuation as a going concern depends on its ability to obtain additional financing, to consummate a strategic transaction or to make alternative arrangements to fund its operations There can be no assurance that the Company will be able to obtain additional financing, to consummate a strategic transaction, or to make alternative arrangements to fund its operations. The Company’s cash requirements may vary materially from those now planned because of changes in the focus and direction of its research and development programs, identification of additional product candidates and technologies, competitive and technical advances, patent developments or other developments related to the status of fund raising.

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

Because a significant portion of our research and development expenses (including contract research organization costs, manufacturing costs, consulting costs and allocable costs such as occupancy and depreciation) benefit multiple projects or our drug delivery technologies in general, we do not track these expenses by project. For the three month period ended June 30, 2007, we spent $257,949 on research and development, including $235,315 in costs associated with a clinical trial for EcoNail and $22,634 in costs not specifically tracked to a project. For the three month period ended June 30, 2006, we spent $90,243 on research and development, including $83,215 in costs associated with a clinical trial for EcoNail and $7,028 in costs not specifically tracked to a project. For the six-month period ended June 30, 2007, we spent $556,398 on research and development, including $464,829 in costs associated with a clinical trial for EcoNail and $91,569 in costs not specifically tracked to a project. For the six month period ended June 30, 2006, we spent $156,225 on research and development, including $147,847 in costs associated with a clinical trial for EcoNail and $8,378 in costs not specifically tracked to a project.

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

Research and Development. Research and development costs are expensed in the period in which they are incurred.

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

Results of Operations

We had no revenues for the three and six month periods ending June 30, 2007 and June 30, 2006. For the year ending December 31, 2007, we do not expect to have any revenues.

For the three month period ended June 30, 2007, research and development costs increased by $167,706, or 185.8% to $257,949 from $90,243 in the three month period ended June 30, 2006. The increase is primarily attributable to the increase in spending on the clinical trial of $153,450 in the three month period ended June 30, 2007 compared with the same period in 2006. There was also an increase in general research and development costs of approximately $20,000 for the three months ended June 30, 2007.

For the six month period ended June 30, 2007, research and development costs increased by $400,173, or 256.2%, to $556,398 from $156,225 in the six month period ended June 30, 2006. The increase is primarily attributable to the increase in spending on the clinical trial of $316,982 in the six month period ended June 30, 2007 compared with the same period in 2006 as well as an increase in general research and development consulting costs of approximately $85,000. For each of the next two quarters, we expect research and development spending to increase from the level seen in the first two quarters of 2007 as we continue the clinical trial for EcoNail.

For the three month period ended June 30, 2007, marketing, general and administrative costs decreased by $78,607, or 8.0% to $897,953 from $976,560 in the three month period ended June 30, 2006. The decrease is attributable to a decrease in salary and related expenses of $90,862, insurance expense of $12,293, conferences and travel of $44,594 and a decrease in stock based compensation of $65,827 for the three month period ended June 30, 2007. The decrease was partially offset by an increase in legal, audit and patent related costs of $100,945 and consulting and investor relations expense of $31,155.

For the six month period ended June 30, 2007, marketing, general and administrative costs decreased by $215,423, or 10.2%, to $1,902,264, from $2,117,687 in the six month period ended June 30, 2006. The decrease is primarily attributable to the Company’s adoption of SFAS No. 123R on January 1, 2006, which requires the expensing of stock options granted to employees based on the fair value on the date of the grant. The amount expensed for the six month period ended June 30, 2007 was $307,255 compared to $674,597 for the six month period ended June 30, 2006, resulting in a decrease in the expense of $367,342. The decrease was partially offset by an increase in salary and related expenses of $20,882 during the six month period ended June 30, 2007. In addition, in the six month period ended June 30, 2007, legal, audit and patent expenses increased by approximately $140,927, and consulting and investor relations expenses increased by $60,103. For each of the next two quarters, we expect marketing, general and administrative spending to approximate the same level as seen in the first two quarters of 2007.

Other income and expense decreased by $6,921,626 to a loss of $1,444,391 in the three month period ended June 30, 2007 from a gain of $5,477,235 in the three month period ended June 30, 2006. The decrease is primarily attributable to an increase in the loss associated with the change in value of the warrant liability of $1,515,006 for the three month period ended June 30, 2007. Interest income also decreased by $54,795, or 74.6% to $18,615 in the three month period ended June 30, 2007 from $73,410 in the three month period ended June 30, 2006. The decrease in interest expense is due to less cash available for investing purposes during the three month period ended June 30, 2007.

Other income and expense decreased by $6,362,708 to a loss of $1,669,724 in the six month period ended June 30, 2007 from a gain of $4,692,984 in the six month period ended June 30, 2006. The decrease is primarily attributable to an increase in the loss associated with the change in value of warrant liability of $1,790,869. Interest income also decreased by $66,007, or 55.4%, to $53,145 in the six month period ended June 30, 2007 from $119,152 in the six month period ended June 30, 2006. The decrease in interest income is due to less cash available for investing purposes during the six month period ended June 30, 2007.

For the reasons described above, the Company’s financial statements reflect a net loss of $2,600,293 in the three month period ended June 30, 2007 compared with a net gain of $4,410,432 in the three month period ended June 30, 2006. For the six month period ended June 30, 2007, the Company’s financial statements reflect a net loss of $4,128,386 compared to a net gain of $2,419,072 in the six month period ended June 30, 2006.

Liquidity and Capital Resources

Since inception, our primary source of funding for our operations has been the private and public sale of our securities, and, to a lesser extent, the licensing of our proprietary technology and products, research collaborations, feasibility studies, government grants and the limited sales of products and test materials. During the first six months of 2007, we did not receive any proceeds from the exercise of options or warrants or from the sale of our securities. During the first six months of 2006, we received gross proceeds of $5,755,000 ($5,186,908 net of proceeds) as a result of the sale of our Series C Cumulative Convertible Preferred Stock in a private placement financing transaction, but no proceeds from the exercise of options and warrants.

At June 30, 2007, working capital was approximately $2,783,000, compared to $6,500,000 at June 30, 2006. The decrease in our working capital reflects use of funds in operations. Until such time as we obtain agreements with third-party licensees or partners to provide funding for our anticipated business activities, or otherwise generate revenue from the commercialization of our products, we will use our working capital to fund our operating activities.

Pursuant to a plan approved by our Board of Directors in 1998, we are authorized to repurchase 23,809 shares of our common stock to be held as treasury shares for future use. During the six month period ended June 30, 2007, we did not repurchase any shares of common stock. At June 30, 2007, 529 repurchased shares remain available for future use and 16,180 shares remain available for repurchase under the plan.

The Company had no capital expenditures or patent development costs for the three and six month periods ended June 30, 2007. Capital expenditures and patent development costs were $21,256 and $36,169 for the three and six month periods ended June 30, 2006, respectively. We anticipate additional capital and patent expenditures will be approximately $50,000 for the remainder of the fiscal year ending December 31, 2007.

As of June 30, 2007, we had $2,869,826 in cash, cash equivalents and short-term investments. We believe that our existing cash, cash equivalents and short-term investments will be sufficient to meet our current operating expenses and capital expenditure requirements into the first quarter of 2008. As described in Note 8 to the Financial Statements, the Company has entered into a 90-day exclusive option to license pexiganan, a novel, topical treatment for diabetic foot infections. If this option is exercised, the Company will require significant additional capital to proceed with the development of this new product. The Company’s continuation as a going concern depends on its ability to obtain additional financing, to consummate a strategic transaction or to make alternative arrangements to fund its operations There can be no assurance that the Company will be able to obtain additional financing, to consummate a strategic transaction, or to make alternative arrangements to fund its operations. Our cash requirements may vary materially from those now planned because of changes in the focus and direction of our research and development programs, identification of additional product candidates and technologies, competitive and technical advances, patent developments or other developments related to the status of fund raising. We will require additional financing to continue operations after we exhaust our current capital resources and to continue our long-term plans for clinical trials and new product development. We expect to continue financing our operations through sales of our securities, strategic alliances or other financing vehicles, if any, that might become available to us on terms that we deem acceptable.

We do not enter into financial instrument transactions for trading or speculative purposes. We do not intend to establish any special purpose entity and do not have any material off balance sheet financing transactions. We do not believe that inflation will have any significant effect on the results of our operations.

At June 30, 2007, the Company had no long-term contractual obligations.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Cash, Cash Equivalents and Short-Term Investments

As of June 30, 2007, we were exposed to market risks, which relate primarily to changes in U.S. interest rates. Our cash equivalents and short-term investments are subject to interest rate risk and will decline in value if interest rates increase. Due to the short duration of these financial instruments, generally one year or less, changes in interest rates would not have a material effect on our financial position. A hypothetical 10% change in interest rates would not have a material effect on our Statement of Operations or Cash Flows for the six months ending June 30, 2007.

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

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1A.	Risk Factors.

There have been no material changes to the risk factors included in Item 1A of Part I of our annual Report on Form 10-K for the year ended December 31, 2006.

Item 4. Submission of Matters to a Vote of Security Holders

The Company’s Annual Meeting of Stockholders was held on May 10, 2007. At the meeting (i) all seven director nominees were elected, (ii) the appointment of Vitale, Caturano & Company, Ltd. as the Company’s independent registered public accounting firm was ratified, and (iii) amendments to the Company’s 2001 Incentive Plan to increase the number of shares of Common Stock authorized for issuance under the Incentive Plan by 1,000,000, were approved.

(i) The following directors were elected for one year terms by the votes indicated: Robert J. DeLuccia, 5,235,555 for, 20,908 against or withheld; John L. Zabriskie, 5,234,887 for, 21,576 against or withheld; Peter G. Martin, 5,235,573 for, 20,890 against or withheld; Jeffrey B. Davis, 5,234,696 for, 21,767 against or withheld; Michael A. Davis, 5,234,691 for, 21,772 against or withheld; Paul S. Echenberg, 5,235,542 for, 20,921 against or withheld; and Mark J. Alvino, 5,235,469 for, 20,994 against or withheld.

(ii) The appointment of Vitale, Caturano & Company, Ltd. was ratified by a vote of 5,239,101 for, 15,336 against and 2,026 abstaining.

   (iii) Amendments to the Company’s 2001 Incentive Plan to increase the number of shares of Common Stock authorized for issuance under the Incentive Plan by 1,000,000 were approved by vote of 3,563,622 for, 95,174 against, 706 abstaining and 1,596,961 broker non-votes.

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

MacroChem Corporation
(Registrant)

August 14, 2007	/s/ Robert J. DeLuccia
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