Form 10-Q
period 2007-09-30
MACROCHEM CORP
filed 2007-11-13
CIK 743884

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) Of THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2007

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Transition Period from ____ to ____

Commission file number 0-13634

MACROCHEM CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	04-2744744
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

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

Large accelerated filer	Accelerated filer	Non-accelerated filer	X

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	No	X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 2, 2007:
Common Stock, $.01 par value	22,461,997

INDEX TO FORM 10-Q

		Page Number
PART I	FINANCIAL INFORMATION
Item 1	Financial Statements
	Condensed Balance Sheets September 30, 2007 (Unaudited) and December 31, 2006	3
	Condensed Statements of Operations for the Three and Nine Months Ended September 30, 2007 and 2006 (Unaudited)	4
	Condensed Statements of Cash Flows for the Nine Months Ended September 30, 2007 and 2006 (Unaudited)	5-6
	Notes to Unaudited Condensed Financial Statements	7-17
Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18-25
Item 3	Qualitative and Quantitative Disclosures about Market Risk	26
Item 4	Controls and Procedures	26
PART II	OTHER INFORMATION
Item 1A	Risk Factors	27
Item 6	Exhibits	28
SIGNATURES		29
EXHIBIT INDEX		30

Item 1. Financial Statements

MACROCHEM CORPORATION

CONDENSED BALANCE SHEETS

	September 30, 2007 (Unaudited)	December 31, 2006
ASSETS
Current Assets:
Cash and cash equivalents	$258,114	$738,264
Short-term investments	1,504,846	4,157,038
Prepaid expenses and other current assets	174,138	153,660
Total current assets	1,937,098	5,048,962

Property and equipment, net	25,664	37,391

Patents, net	529,036	567,604

Total assets	$2,491,798	$5,653,957

LIABILITIES
Current liabilities:
Accounts payable	$52,250	$85,473
Accrued expenses and other liabilities	271,728	183,362
Total current liabilities	323,978	268,835

Warrant liability (Note 5)	2,064,494	870,098
Total liabilities	2,388,472	1,138,933

Commitments and contingencies (Note 3)

Preferred stock, $.01 par value, liquidation value of $7,522,500 and $8,053,400; 6,000,000 shares authorized, 752 and 805 shares Series C Convertible issued and outstanding at September 30, 2007 and December 31, 2006, respectively (Note 5)	311,778	333,783

STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock, $.01 par value, 100,000,000 shares authorized; 3,999,010 and 2,620,679 shares issued at September 30, 2007 and December 31, 2006, respectively	39,990	26,206
Additional paid-in capital	86,640,034	85,599,924
Accumulated deficit	(86,829,366)	(81,385,779)
Less treasury stock, at cost, 529 shares at September 30, 2007 and December 31, 2006	(59,110)	(59,110)
Total stockholders’ equity (deficit)	(208,452)	4,181,241

Total liabilities and stockholders’ equity (deficit)	$2,491,798	$5,653,957

The accompanying notes are an integral part of these unaudited condensed financial statements.

MACROCHEM CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

For the three and nine months ended September 30, 2007 and 2006

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2007	2006	2007	2006
OPERATING EXPENSES:
Research and development	$490,788	$332,295	$1,047,187	$488,520
Marketing, general and administrative	851,925	828,472	2,754,187	2,946,159
TOTAL OPERATING EXPENSES	1,342,713	1,160,767	3,801,374	3,434,679

LOSS FROM OPERATIONS	(1,342,713)	(1,160,767)	(3,801,374)	(3,434,679)

OTHER INCOME:
Interest income	6,445	69,929	59,590	189,081
Gain (loss) on change in value of warrant liability	596,473	1,776,001	(1,194,396)	6,349,833
Gain on sale of equipment	-----	-----	68,000	-----
TOTAL OTHER INCOME (LOSS) (NOTE 5)	602,918	1,845,930	(1,066,806)	6,538,914

NET INCOME OR (LOSS)	$(739,795)	$685,163	$(4,868,180)	$3,104,235

BENEFICIAL CONVERSION FEATURE (NOTE 5)	-----	-----	-----	(11,985)

DIVIDEND ON SERIES C CUMULATIVE PREFERRED STOCK	(189,608)	(203,999)	(575,407)	(549,075)

NET INCOME OR (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(929,403)	$481,164	$(5,443,587)	$2,543,265

BASIC NET INCOME OR (LOSS) PER COMMON SHARE	$(0.25)	$0.33	$(1.63)	$2.15

DILUTED NET INCOME OR (LOSS) PER COMMON SHARE	$(0.25)	$0.08	$(1.63)	$0.38

WEIGHTED AVERAGE SHARES USED TO COMPUTE BASIC NET INCOME OR (LOSS) PER COMMON SHARE	3,680,875	1,461,192	3,334,612	1,184,572

WEIGHTED AVERAGE SHARES USED TO COMPUTE DILUTED NET INCOME OR (LOSS) PER COMMON SHARE	3,680,875	9,169,190	3,334,612	8,053,511

The accompanying notes are an integral part of these unaudited condensed financial statements

MACROCHEM CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

For the nine months ended September 30, 2007 and 2006

(Unaudited)

	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(4,868,180)	$3,104,235
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	50,295	70,032
Stock-based compensation	456,482	804,489
Loss(Gain) on change in value of warrant liability	1,194,396	(6,349,833)
Change in assets and liabilities:
Prepaid expenses and other current assets	(20,478)	(149,281)
Accounts payable and accrued expenses	55,144	90,621
Net cash used in operating activities	(3,132,342)	(2,429,737)

CASH FLOWS FROM INVESTING ACTIVITIES:
Sale of short-term investments	2,652,192	-----
Purchases of short-term investments	-----	(5,150,263)
Expenditures for property and equipment	-----	(436)
Additions to patents	-----	(40,334)
Net cash provided by (used in) investing activities	2,652,192	(5,191,033)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of Series C Cumulative Convertible Preferred Stock and Warrants	-----	5,186,908
Net cash provided by financing activities	-----	5,186,908

Net change in cash and cash equivalents	(480,150)	(2,433,862)
Cash and cash equivalents at beginning of period	738,264	3,023,436

Cash and cash equivalents at end of period	$258,114	$589,574

The accompanying notes are an integral part of these unaudited condensed financial statements.

(Continued)

MACROCHEM CORPORATION

STATEMENTS OF CASH FLOWS (Continued)

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

The Company did not pay any cash for interest expense or income taxes during the nine-month periods ended September 30, 2007 and 2006.

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

The Company has been engaged primarily in research and development since its inception in 1981 and has derived limited revenues from the commercial sale of its products, licensing of certain technology and feasibility studies. The Company has had no revenues relating to the sale of any products currently under development. The Company has incurred losses from operations every year since its inception and the Company anticipates that losses will continue for the foreseeable future. At September 30, 2007, the Company’s accumulated deficit was $86,829,366. At September 30, 2007, the Company believes that its existing cash, cash equivalents and short-term investments plus the funds raised on October 10, 2007 are sufficient to fund operations under the Company’s current operating plan through the first quarter of 2008. On October 10, 2007, the Company closed a private placement with gross proceeds of $3,535,000. See Footnote 8 – Subsequent Events to the Financial Statements. The Company’s continuation as a going concern depends on its ability to obtain additional financing, to consummate a strategic transaction or to make alternative arrangements to fund its operations. There can be no assurance that the Company will be able to obtain additional financing, to consummate a strategic transaction, or to make alternative arrangements to fund its operations. The Company’s cash requirements may vary materially from those now planned because of changes in the focus and direction of its research and development programs, identification of additional product candidates and technologies, competitive and technical advances, patent developments or other developments related to the status of fund raising.

The Company organizes itself as one segment reporting to the Chief Executive Officer. Products and services consist primarily of research and development activities in the pharmaceutical industry.

The results disclosed in the Statement of Operations for the three and nine months ended September 30, 2007 are not necessarily indicative of the results to be expected for the full year.

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

Stock Based Compensation

The Company has classified stock-based compensation within the same operating expense line items as cash compensation paid to employees. For the three and nine months ended September 30, 2007, the charge to operations for stock based compensation was $149,227 and $456,482, respectively. For the three and nine months ended September 30, 2006, the charge to operations for stock based compensation was $129,894 and $804,489, respectively.

Valuation Assumptions for Stock Options

The fair value of stock options granted during the three and nine months ended September 30, 2007 and 2006 was estimated using the Black-Scholes option-pricing model with the following assumptions:

	Three and Nine Months Ended September 30,
	2007	2006

Risk-free interest rate	4.16%	4.72%
Expected life of option grants	6 years	6 years
Expected volatility of underlying stock	113%	102%
Expected dividend payment rate, as a percentage of the stock price on the date of grant	0%	0%

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

Stock option activity for the nine months ended September 30, 2007 was as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Life	Aggregate Intrinsic Value
Outstanding, December 31, 2006	1,055,693	$10.21	8.92
Granted	1,770,000	$0.63	9.31
Exercised	-----	-----
Canceled or Expired	(111,634)	-----
Outstanding, September 30, 2007	2,714,059	$4.35	9.08	$0
Exercisable, September 30, 2007	814,310	$12.53	6.84	$0

The weighted average grant date fair value of options granted during the nine months ended September 30, 2007 was $985,948. The remaining unrecognized compensation cost related to unvested awards at September 30, 2007 was approximately $963,833 and the weighted average period of time over which this cost will be recognized is 2.25 years.

(3)	Commitments and Contingencies

Lease Commitments- In accordance with certain capital lease contracts, in the event that they are terminated early, approximately $232,300 would be owed as early termination payments.

(4)	Basic and Diluted Income or (Loss) Per Share

The following is a reconciliation of net income (loss) and weighted average common shares outstanding for purposes of calculating basic and diluted income (loss) per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006

Basic income (loss) per common share computation: Numerator: Net income (loss) used for basic income (loss) per common share	$(929,403)	$481,164	$(5,443,587)	$2,543,265
Denominator: Weighted average shares used for basic income (loss) per common share	3,680,875	$1,461,192	3,334,612	1,184,572

Basic income (loss) per common share	$(0.25)	$0.33	$(1.63)	$2.15
Diluted income (loss) per common share Computation:
Numerator:
Net income (loss) used for basic income (loss) per common share	$(929,403)	$481,164	$(5,443,587)	$2,543,265
Dividend on convertible preferred	-----	203,999	-----	549,075
Net income (loss) used for diluted income (loss) per common share	$(929,403)	$685,163	$(5,443,587)	$3,092,340
Denominator:
Weighted average shares used for basic income (loss) per common share	3,680,875	1,461,192	3,334,612	1,184,572
Effect of dilutive securities:
Convertible preferred stock and warrants	-----	7,707,998	-----	6,868,939
Weighted average shares used for diluted income (loss) per common share	3,680,875	9,169,190	3,334,612	8,053,511
Diluted income (loss) per common share	$(0.25)	$0.08	$(1.63)	$0.38

Potential common shares are not included in the per share calculations for diluted loss per share, because the effect of their inclusion would be anti-dilutive. Dilutive shares not included in the loss per share calculation for the three and nine months ended September 30, 2007 were 7,445,764 and 7,364,055, respectively.

(5)	Stockholders’ Equity

Authorized Capital Stock – Authorized capital stock consists of 100,000,000 shares of $.01 par value common stock of which 3,999,010 shares are issued (3,998,481 are outstanding) and 18,579,918 are reserved for issuance upon exercise of common stock options, warrants and conversion of Series C Cumulative Convertible Preferred Stock at September 30, 2007. Authorized preferred stock totals 6,000,000 shares, of which 500,000 shares have been designated Series A Preferred Stock, 600,000 shares have been designated Series B Preferred Stock and 1,500 shares have been designated Series C Cumulative Convertible Preferred Stock (752.25 shares were outstanding at September 30, 2007). The Series C Preferred Stock has a liquidation value of $10,000 per share, is entitled to a dividend of 10% per annum, payable in cash or shares of our common stock at our option, which dividend rate is subject to increase to 14% upon the occurrence of certain events. The Series C Preferred Stock is redeemable at the holder’s election in the event the Company fails or refuses to convert any shares of Series C Preferred Stock in accordance with the terms of the Certificate of Designation, Rights and Preferences of the Series C Preferred Stock. The number of shares of common stock into which each share of Series C Preferred Stock is convertible is determined by dividing the liquidation value per share plus all accrued and unpaid dividends thereon by $1.05. On October 10, 2007, the Series C Cumulative Preferred Stock was converted to common shares. See Footnote 8 - Subsequent Events to the Financial Statements.

During 1998, the Company’s Board of Directors authorized the repurchase of up to 23,809 shares of common stock at market price. The Company repurchased no shares in 2005, 2006 and 2007. At September 30, 2007, 529 repurchased shares remain available for future use and 16,180 shares are available to be repurchased.

Relevant Material Terms: The terms and provisions of the Series C Preferred Stock are set forth in the Certificate of Designations, Rights and Preferences of Series C Cumulative Convertible Preferred Stock (the “Certificate of Designations”). Certain material terms of the Series C Preferred Stock are summarized below:

Obligations to Register Shares: When issued, the securities offered and sold to the Purchasers in the Series C Preferred financing were not registered under the Securities Act of 1933, as amended (the “Securities Act”) and were sold in reliance upon the exemption from securities registration afforded by Regulation D under the Securities Act. All of the purchasers represented to MacroChem that they were “accredited investors”, as defined in Rule 501 of Regulation D. In connection with the Series C financing, MacroChem entered into an Investor Rights Agreement with the purchasers, pursuant to which MacroChem was required to file a registration statement with the Securities and Exchange Commission covering the resale of the common stock issuable upon conversion of the Series C Preferred Stock, issuable as payment of dividends on the Series C Preferred Stock and issuable upon exercise of the Warrants and the warrants issued to the placement agent. The registration statement was filed and became effective on April 18, 2006, was subsequently amended on April 30, 2007 and the amendment was declared effective on May 25, 2007.

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

Warrants – On February 13, 2006, the Company closed a private placement in which institutional investors received six-year warrants to purchase 5,480,961 shares of the Company’s common stock at an exercise price of $1.26 per share (“Investor Warrants”). As of September 30, 2007, none of the $1.26 Investor Warrants had been exercised. The placement agent in the transaction received a warrant to purchase approximately 548,095 shares of common stock at a purchase price of $1.05 for a period of six years (“Placement Agent Warrants”). As of September 30, 2007, none of these $1.05 Placement Agent Warrants had been exercised. On December 23, 2005, the Company closed a private placement in which institutional investors received warrants to purchase 2,380,951 shares of common stock at an exercise price of $1.26 per share for a period of six years (“Investor Warrants”). As of September 30, 2007, none of these $1.26 Investor Warrants had been exercised. The placement agent in this transaction received a warrant to purchase approximately 238,905 shares of common stock at a purchase price of $1.05 for a period of six years (“Placement Agent Warrants”). As of September 30, 2007, none of the $1.05 Placement Agent Warrants had been exercised. In accordance with EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” the Investor Warrants and the Placement Agent Warrants are included as a liability and valued at fair market value until the Company meets the criteria under EITF 00-19 for permanent equity. Changes in the fair value of such warrants are recorded as a charge or credit to operations each reporting period. The Company valued the Investor Warrants and the Placement Agent Warrants at $2,064,494 on September 30, 2007 using the Black-Scholes method with the following assumptions: a risk-free interest rate of 4.16%, volatility of 113%, and a dividend yield of 0%.

On April 19, 2005, the Company closed a private placement in which institutional investors and certain executive officers and directors of the Company received warrants to purchase approximately 32,520 shares of common stock for a period of five years. The exercise price of the warrants is $14.70 per share for the institutional investors and $21.84 for the participating executive officers and directors. As of September 30, 2007, approximately 6,012 of the $14.70 warrants issued to the institutional investors had been exercised and none of the $21.84 warrants issued to participating executive officers and directors had been exercised. The placement agent in this transaction received a warrant to purchase approximately 1,190 shares of common stock at a purchase price of $14.70 for a period of five years. As of September 30, 2007, none of the $14.70 warrants issued to the placement agent had been exercised.

During 2004, the Company conducted a private placement in which primarily institutional investors received warrants to purchase an aggregate of 25,723 shares of common stock at a purchase price of $87.78 per share for a period of five years. As of September 30, 2007, none of the $87.78 warrants had been exercised.

Stock Option Plans – The Company has two stock option plans, the 1994 Equity Incentive Plan (1994 Plan) and the 2001 Incentive Plan (the 2001 Plan).

Under the terms of the 1994 Plan, the Company may no longer award any options. All options previously granted under the 1994 Plan may be exercised at any time up to ten years from the date of award. During the nine-month period ended September 30, 2007, no options were granted or exercised and 47 options were cancelled under the 1994 Plan.

Under the terms of the 2001 Plan, the Company may grant options to purchase up to a maximum of 2,373,809 shares of common stock to certain employees, directors and consultants. During the nine months ended September 30, 2007, 1,770,000 options were granted, no options were exercised and 46,587 options were cancelled under the 2001 Plan.

Stock and Stock Option Issuances Outside the Stock Option Plans – During the nine months ended September 30, 2006, options to purchase an aggregate of 945,000 shares of common stock were granted to executive officers and directors of the Company, during the nine months ending September 30, 2007, 65,000 options have been cancelled. One third of the options vested on the date of grant and the remaining options vest over a two year period with an exercise price of $1.62 per share.

During the nine months ended September 30, 2006, 75,000 shares of restricted stock were granted to Robert J. DeLuccia, the Company’s Chief Executive Officer. The restricted stock vests if and when the Company’s common stock trades at or above $4.00 per share for thirty consecutive trading days.

No stock or stock options were issued outside the Stock Option Plans during the nine month period ended September 30, 2007.

(6)	Comprehensive Loss

Comprehensive loss is equal to the Company’s net loss for the nine months ended September 30, 2007 and 2006.

(7)	Recent Accounting Pronouncements

In June of 2006, the FASB issued Financial Interpretation (“FIN”) 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS 109, “Accounting for Income Taxes”. The interpretation was effective for fiscal years beginning after December 15, 2006. The adoption of this standard did not have a material impact on our financial position, results of operations or cash flows.

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

(8)	Subsequent Events

In July 2007, the Company entered into an option agreement with Genaera Corporation pursuant to which the Company paid $250,000 for an option to acquire exclusive worldwide license rights for drug uses of Suponex™ (pexiganan acetate), a novel, small peptide anti-infective for topical treatment of patients with mild diabetic foot infection, from Genaera Corporation pursuant to a license agreement. On October 3, 2007, the Company exercised the Option and entered into the license agreement thereby acquiring the exclusive worldwide license rights for the drug uses of Suponex (pexiganan acetate).

Under the terms of the license agreement, the Company will pay Genaera a fee of $1 million through February 1, 2008. The deal terms also include payments of $7 million to Genaera upon the achievement of certain clinical and regulatory milestones through approval, sales-based milestones of up to $35 million, and 10% royalty payments on net sales. In addition, the Company will assume all clinical development, manufacturing and regulatory activities for Suponex (pexiganan acetate). The Company will require additional funding to fully develop the product.

On October 10, 2007, the Company entered into a Securities Purchase Agreement, pursuant to which the Company issued in a private placement 5,891,667 shares of its common stock and five-year warrants to purchase 1,767,500 shares of the Company’s common stock at an exercise price of $0.60 per share, for aggregate proceeds of $3,535,000. In connection with the private placement, all of the 752.25 then outstanding shares of the Company’s Series C Cumulative Convertible Preferred Stock were converted into a total of 12,571,850 shares of common stock. In addition, outstanding warrants to purchase 8,648,102 shares of common stock previously issued with the Series C Preferred have been reset to purchase 17,885,848 shares of common stock at an exercise price of $.60 per share, pursuant to anti-dilution provisions of those warrants.

In connection with the private placement, the Company entered into a Director Designation Agreement dated as of October 1, 2007 with SCO Capital Partners, LLC ("SCO"), a current stockholder and a purchaser in the private placement, pursuant to which, for so long as SCO holds 20% of the Company’s outstanding common stock, SCO has the right to designate two individuals to serve on the Company’s board of directors. SCO previously held the right to designate two individuals to serve on the Company’s board of directors for so long as it held 20% of the Company’s outstanding Series C Preferred.

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

We are a specialty pharmaceutical company that develops and seeks to commercialize pharmaceutical products. Currently, our portfolio of proprietary product candidates includes formulations based on our drug delivery technologies: SEPA®, MacroDermTM, and DermaPassTM, as well as other product formulation technologies. Our SEPA topical drug delivery technology (SEPA is an acronym for "Soft Enhancement of Percutaneous Absorption," where "soft" refers to the reversibility of the skin effect of the technology, and "percutaneous" means "through the skin") enhances the efficiency and rate of diffusion of drugs into and through the skin.

Our lead product candidate is EcoNail®, a topically applied SEPA-based econazole lacquer for the treatment of onychomycosis, a condition commonly known as nail fungus. We recently acquired exclusive worldwide license rights to Suponex (pexiganan acetate), a novel topical anti-infective for the treatment of diabetic foot infection, which has already completed two Phase 3 trials. Our other clinical stage product candidate, Opterone®, is a topically applied SEPA-based testosterone cream designed to treat male hypogonadism. In addition to EcoNail, Suponex (pexiganan acetate) and Opterone, our pipeline of early-stage product candidates is based on our SEPA, MacroDerm and DermaPass drug delivery technologies.

Key elements of our strategy to become a leading provider of specialty pharmaceuticals include: continuing clinical development of our lead product candidates, EcoNail and Suponex (pexiganan acetate); creating value through strategic partnerships; in-licensing selected products and technologies; and leveraging and expanding our existing technologies to develop new products.

Since inception, we have been engaged primarily in research and development. We have not generated any meaningful revenues from operations and we have sustained significant operating losses. We anticipate that we will continue to incur significant losses for the foreseeable future. We cannot guarantee that we will be successful in commercializing our products, or that we will ever become profitable. As of September 30, 2007, we had an accumulated deficit of $86,829,366. Our product candidates are in discovery or developmental stages and must undergo a rigorous regulatory approval process, which includes costly and extensive pre-clinical and clinical testing, to demonstrate safety and efficacy before we can market any resulting product. To date, neither the FDA nor any of its international equivalents has approved any of our product candidates for marketing.

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

We expect to continue to spend significant amounts on developing and seeking regulatory approval of our lead products, EcoNail and Suponex (pexiganan acetate). Ultimately, if we receive regulatory approval for either EcoNail or Suponex (pexiganan acetate), significant expenses may be incurred in connection with its commercialization. In addition, we also plan to identify and develop, internally, through in-licensing, or through other collaborative arrangements, additional product candidates and technologies that fit within our growth strategy. If we identify and license potential product candidates, we will incur additional costs in connection with acquisition, development, testing and seeking regulatory approval of those product candidates.

We believe that our existing cash, cash equivalents and short term investments of $1,762,960 as of September 30, 2007, plus the funds raised on October 10, 2007 will be sufficient to meet our current operating expenses and capital expenditure requirements through the first quarter of 2008. On October 10, 2007, the Company closed a private placement with gross proceeds of $3,535,000. See Footnote 8 – Subsequent Events to the Financial Statements. The Company’s continuation as a going concern depends on its ability to obtain additional financing, to consummate a strategic transaction or to make alternative arrangements to fund its operations. There can be no assurance that the Company will be able to obtain additional financing, to consummate a strategic transaction, or to make alternative arrangements to fund its operations. The Company’s cash requirements may vary materially from those now planned because of changes in the focus and direction of its research and development programs, identification of additional product candidates and technologies, competitive and technical advances, patent developments or other developments related to the status of fund raising.

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

Because a certain portion of our research and development expenses (including contract research organization costs, manufacturing costs, consulting costs and allocable costs such as occupancy and depreciation) benefit multiple projects or our drug delivery technologies in general, we do not track these expenses by project. For the three month period ended September 30, 2007, we spent $490,788 on research and development, including $127,913 in costs associated with a clinical trial for EcoNail, and $314,284 in costs associated with the in licensing of Suponex (pexiganan acetate) and $48,591 in costs not specifically tracked to a project. For the three month period ended September 30, 2006, we spent $332,295 on research and development, including $271,504 in costs associated with a clinical trial for EcoNail and $60,791 in costs not specifically tracked to a project. For the nine-month period ended September 30, 2007, we spent $1,047,187 on research and development, including $592,742 in costs associated with a clinical trial for EcoNail, and $314,284 in costs associated with the in licensing of Suponex (pexiganan acetate) and $140,161 in costs not specifically tracked to a project. For the nine month period ended September 30, 2006, we spent $488,520 on research and development, including $419,351 in costs associated with a clinical trial for EcoNail and $69,169 in costs not specifically tracked to a project.

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

Results of Operations

We had no revenues for the three and nine month periods ending September 30, 2007 and September 30, 2006. For the year ending December 31, 2007, we do not expect to have any revenues.

For the three month period ended September 30, 2007, research and development costs increased by $158,493, or 47.7% to $490,788 from $332,295 in the three month period ended September 30, 2006. The increase is primarily attributable to the in licensing costs of the Suponex (pexiganan acetate) product of $314,284, offset in part by a decrease in spending on the EcoNail clinical trial of $143,591 in the three month period ended September 30, 2007 compared with the same period in 2006. There was also a decrease in general research and development costs of approximately $12,200 for the three months ended September 30, 2007.

For the nine month period ended September 30, 2007, research and development costs increased by $558,667, or 114.4%, to $1,047,187 from $488,520 in the nine month period ended September 30, 2006. The increase is primarily attributable to the increase in spending on the EcoNail clinical trial of $173,391 in the nine month period ended September 30, 2007 compared with the same period in 2006, as well as an increase in general research and development consulting costs of approximately $71,000, in addition to costs of $314,284 associated with the in licensing of Suponex (pexiganan acetate). We expect research and development spending to increase for the last quarter from the level seen in the first three quarters of 2007 as we continue the clinical trial for EcoNail and formulation development of Suponex (pexiganan acetate).

For the three month period ended September 30, 2007, marketing, general and administrative costs increased by $23,453, or 2.8% to $851,925 from $828,472 in the three month period ended September 30, 2006. The increase is attributable to increases in legal, audit and patent related costs of $87,335, investor relations of $56,636 and an increase in stock based compensation of $19,333. The increase was partially offset by decreases in salary and related expenses of $32,640, insurance of $10,284, travel and conferences of $39,304, and rent and other office related expenses of $38,888.

For the nine month period ended September 30, 2007, marketing, general and administrative costs decreased by $191,972, or 6.5%, to $2,754,187, from $2,946,159 in the nine month period ended September 30, 2006. The decrease is primarily attributable to the expensing of stock options granted to employees based on the fair value on the date of the grant. The amount expensed for the nine month period ended September 30, 2007 was $456,482 compared to $804,489 for the nine month period ended September 30, 2006, resulting in a decrease in the expense of $348,007. There was also a decrease in salary and related expenses of $54,523, shareholder related expenses of $99,860, travel and conferences of $62,719, office related expenses of $19,806 and insurance costs of $29,150. The decrease was partially offset by increases in legal, audit and patent related costs of $229,088 and consulting and investor relations expenses of $205,061. For the last quarter of 2007, we expect the marketing, general and administrative spending to approximate the same level as seen in the first three quarters of 2007.

Other income and expense decreased by $1,243,012 to a gain of $602,918 in the three month period ended September 30, 2007 from a gain of $1,845,930 in the three month period ended September 30, 2006. The decrease is primarily attributable to a decrease in the gain associated with the change in value of the warrant liability of $1,179,528 for the three month period ended September 30, 2007. Interest income also decreased by $63,484, or 90.8% to $6,445 in the three month period ended September 30, 2007 from $69,929 in the three month period ended September 30, 2006. The decrease in interest expense is due to less cash available for investing purposes during the three month period ended September 30, 2007.

Other income and expense decreased by $7,733,310 to a loss of $1,066,806 in the nine month period ended September 30, 2007 from a gain of $6,538,914 in the nine month period ended September 30, 2006. The decrease is primarily attributable to an increase in the loss associated with the change in value of warrant liability of $7,544,229. Interest income also decreased by $129,491, or 68.5%, to $59,590 in the nine month period ended September 30, 2007 from $189,081 in the nine month period ended September 30, 2006. The decrease in interest income is due to less cash available for investing purposes during the nine month period ended September 30, 2007.

For the reasons described above, the Company’s financial statements reflect a net loss of $739,795 in the three month period ended September 30, 2007 compared with a net gain of $685,163 in the three month period ended September 30, 2006. For the nine month period ended September 30, 2007, the Company’s financial statements reflect a net loss of $4,868,180 compared to a net gain of $3,104,235 in the nine month period ended September 30, 2006.

Liquidity and Capital Resources

Since inception, our primary source of funding for our operations has been the private and public sale of our securities, and, to a lesser extent, the licensing of our proprietary technology and products, research collaborations, feasibility studies, government grants and the limited sales of products and test materials. During the first nine months of 2007, we did not receive any proceeds from the exercise of options or warrants or from the sale of our securities. During the first nine months of 2006, we received gross proceeds of $5,755,000 ($5,186,908 net of cash issuance costs) as a result of the sale of our Series C Cumulative Convertible Preferred Stock in a private placement financing transaction, but no proceeds from the exercise of options and warrants.

At September 30, 2007, working capital was approximately $1.6 million, compared to $5.5 million at September 30, 2006. The decrease in our working capital reflects use of funds in operations. Until such time as we obtain agreements with third-party licensees or partners to provide funding for our anticipated business activities, or otherwise generate revenue from the commercialization of our products, we will use our working capital to fund our operating activities.

Pursuant to a plan approved by our Board of Directors in 1998, we are authorized to repurchase 23,809 shares of our common stock to be held as treasury shares for future use. During the nine month period ended September 30, 2007, we did not repurchase any shares of common stock. At September 30, 2007, 529 repurchased shares remain available for future use and 16,180 shares remain available for repurchase under the plan.

The Company had no capital expenditures or patent development costs for the three and nine month periods ended September 30, 2007. Capital expenditures and patent development costs were $40,770 for the nine month period ended September 30, 2006. We anticipate additional capital and patent expenditures will be approximately $25,000 for the remainder of the fiscal year ending December 31, 2007.

As of September 30, 2007, we had $1,762,960 in cash, cash equivalents and short-term investments. We believe that our existing cash, cash equivalents and short-term investments, plus the funds raised on October 10, 2007 will be sufficient to meet our current operating expenses and capital expenditure requirements through the first quarter of 2008. On October 10, 2007 the Company closed a private placement with gross proceeds of $3,535,000. See Footnote 8 – Subsequent Events to the Financial Statements. The Company’s continuation as a going concern depends on its ability to obtain additional financing, to consummate a strategic transaction or to make alternative arrangements to fund its operations. There can be no assurance that the

Company will be able to obtain additional financing, to consummate a strategic transaction, or to make alternative arrangements to fund its operations. Our cash requirements may vary materially from those now planned because of changes in the focus and direction of our research and development programs, identification of additional product candidates and technologies, competitive and technical advances, patent developments or other developments related to the status of fund raising. We will require additional financing to continue operations after we exhaust our current capital resources and to continue our long-term plans for clinical trials and new product development. We expect to continue financing our operations through sales of our securities, strategic alliances or other financing vehicles, if any, that might become available to us on terms that we deem acceptable.

We do not enter into financial instrument transactions for trading or speculative purposes. We do not intend to establish any special purpose entity and do not have any material off balance sheet financing transactions. We do not believe that inflation will have any significant effect on the results of our operations.

At September 30, 2007, the Company had no long term commitments. On October 5, 2007 the Company entered into a one year lease for office facilities commencing on February 1, 2008 and expiring on January 31, 2009, for a total commitment of $118,503.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Cash, Cash Equivalents and Short-Term Investments

As of September 30, 2007, we were exposed to market risks, which relate primarily to changes in U.S. interest rates. Our cash equivalents and short-term investments are subject to interest rate risk and will decline in value if interest rates increase. Due to the short duration of these financial instruments, generally one year or less, changes in interest rates would not have a material effect on our financial position. A hypothetical 10% change in interest rates would not have a material effect on our Statement of Operations or Cash Flows for the nine months ending September 30, 2007.

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

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1A.	Risk Factors.

Except as set forth below, there have been no material changes to the risk factors included in Item 1A of Part I of our annual Report on Form 10-K for the year ended December 31, 2006.

Federal regulatory reforms may create additional burdens that would cause us to incur additional costs and may adversely affect our ability to commercialize our products.

From time to time, legislation is drafted, introduced and passed in Congress that could significantly change the statutory provisions governing the approval, manufacturing and marketing of products regulated by the FDA. For example, on September 27, 2007, the Food and Drug Administration Amendments Act of 2007 (the “FDAAA”) was enacted, giving the FDA enhanced post-market authority, including the authority to require post-market studies and clinical trials, labeling changes based on new safety information, and compliance with a risk evaluation and mitigation strategy approved by the FDA. The FDA’s post-market authority takes effect 180 days after the enactment of the law. Failure to comply with any requirements under the FDAAA may result in significant penalties. The FDAAA also authorizes significant civil money penalties for the dissemination of false or misleading direct-to-consumer advertisements and allows the FDA to require companies to submit direct-to-consumer television drug advertisements for FDA review prior to public dissemination. Additionally, the new law expands the clinical trial registry so that sponsors of all clinical trials, except for Phase I trials, are required to submit certain clinical trial information for inclusion in the clinical trial registry data bank. In addition to the FDAAA, FDA regulations and guidance are often revised or reinterpreted by the agency in ways that may significantly affect our business and our products. It is impossible to predict whether further legislative changes will be enacted, or FDA regulations, guidance or interpretations will change, and what the impact of such changes, if any, may be.

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

MacroChem Corporation
(Registrant)

November 13, 2007	/s/ Robert J. DeLuccia
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