Form 10-K
period 2007-12-31
MACROCHEM CORP
filed 2008-03-17
CIK 743884

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2007

[	]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	Accelerated filer	Non-accelerated filer	Smaller reporting company	X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes	No	X

As of June 29, 2007, the aggregate market value of common stock held by non-affiliates of the registrant approximated $877,322 based upon the closing price of the common stock as reported on the OTC Bulletin Board as of the close of business on that date. Shares of common stock held by each executive officer and director and by each entity that owns 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 6, 2008, 22,499,497 shares of Common Stock, $.01 par value, were outstanding.

Portions of the Registrant’s proxy statement relating to the 2008 Annual Meeting of Shareholders are incorporated into Part III of this Form 10-K.

PART I

Item 1.	Business.

Note Regarding Forward Looking Statements: This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements may be identified by the use of forward-looking words or phrases such as “anticipate,” “believe,” “could,” “expect,” “intend,” “look forward,” “may,” “planned,” “potential,” “should,” “will,” and “would.” These forward-looking statements reflect our current expectations and are based on currently available data. The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for such forward-looking statements. Forward looking statements involve risks and uncertainties and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed or referred to in the section entitled “Risk Factors”. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by these cautionary statements. Readers are also urged to carefully review and consider the various disclosures made by the Company, in this document, as well as the Company’s periodic reports on Forms 10-K, 10-Q and 8-K filed with the Securities and Exchange Commission (“SEC”).

MacroChem’s Internet address is www.macrochem.com, and the Company maintains a website at that address. MacroChem makes available, on or through its Internet website, without charge, its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports as soon as reasonably practicable after filing them electronically with the SEC.

The business of MacroChem Corporation is further described in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation”, which should be read in conjunction with the accompanying financial statements and related footnotes.

In this Annual Report on Form 10-K, we use the terms “MacroChem”, the “Company”, “we”, “us” and “our” to refer to MacroChem Corporation. We were organized and commenced operations as a Massachusetts corporation in 1981 and we were reincorporated as a Delaware corporation on May 26, 1992. Our principal executive offices are located at 40 Washington Street, Suite 220, Wellesley Hills, Massachusetts 02481 and our phone number is (781) 489-7310.

SEPA®, EcoNail®, Opterone® and Topiglan® are registered trademarks of MacroChem Corporation. MacroDerm™ and DermaPass™ are trademarks of MacroChem Corporation.

Overview

We are a specialty pharmaceutical company that develops and seeks to commercialize pharmaceutical products. Currently, our portfolio of proprietary product candidates includes products based on our drug delivery technologies: SEPA(R), MacroDerm(TM) and DermaPass(TM). Our SEPA topical drug delivery technology (SEPA is an acronym for “Soft Enhancement of Percutaneous Absorption,” where “soft” refers to the reversibility of the skin effect of the technology, and “percutaneous” means “through the skin”) enhances the efficiency and rate of diffusion of drugs into and through the skin. Our composition of matter patent on the SEPA family of compounds expired in November 2006. We own six composition of matter and use patents, with expiration dates ranging from 2015 to 2019, for the combination of SEPA with numerous existing classes of drugs, including antifungals and human sex hormones. Our patented MacroDerm drug delivery technology encompasses a family of low to moderate molecular weight polymers that impede dermal drug or chemical penetration, which may be usable, for example, to prevent chemicals in insect repellant from penetrating the skin. We own three patents covering the composition of matter and methods of use of our MacroDerm polymers that expire in 2015. We have also filed a patent application for our DermaPass family of transdermal absorption enhancers that have a different drug delivery profile than SEPA, which we believe could be used with a wider range of active pharmaceutical ingredients.

One of our lead product candidates is EcoNail, a topically applied SEPA-based econazole lacquer for the treatment of onychomycosis, a condition commonly known as nail fungus. Econazole, a commercially available topical antifungal agent most commonly used to treat fungal skin infections, inhibits in vitro growth of the fungi most commonly implicated in onychomycosis. When used in EcoNail, SEPA works by allowing more rapid and complete release of econazole from the lacquer into and through the nail plate. In a pre-clinical study using human cadaver nails, EcoNail delivered through the nail more than 14,000 times the minimum concentration of econazole needed to inhibit the fungi most commonly associated with onychomycosis. Following our laboratory studies, we conducted a randomized, double blind controlled Phase 1 tolerance/human exposure trial of EcoNail in nineteen patients with onychomycosis of the toenails. In this study, EcoNail was well tolerated, and investigators reported no serious drug-related adverse events. Serum assays used to determine the level of drug in the bloodstream showed no detectable levels of econazole, further supporting EcoNail’s systemic safety profile. Full data from the 18-week trial were presented in May 2005 at the annual meeting of the Society for Investigative Dermatology. We have a composition of matter and use patent covering EcoNail that will expire in 2019.

We commenced a 48 week, blinded open label Phase 2 efficacy study of EcoNail in the third quarter of 2006. This study is being conducted through a contract research organization with significant experience in onychomycosis trials. The study protocol allows for an interim review of the data after all patients have completed 24 weeks of treatment. On November 6, 2007, the Company announced that clinical photographs of 37 patients were assessed by an external expert panel, and 20 (54%) showed evidence of clinical improvement, defined as an increase in uninvolved nail of onychomycosis. All week 24 cultures were negative for dermatophyte growth, and the panel observed no signs of local irritation related to the once-daily EcoNail treatment. In a consensus clinical judgment by the external panel, 13 of 37 (32%) of patients demonstrated greater than or equal to 25% clinical improvement. We continue to actively seek partnering opportunities to maximize the commercial potential of EcoNail.

Our other lead product is pexiganan, a novel, small peptide anti-infective for treatment of patients with mild diabetic foot infection (DFI). In October 2007, we acquired the exclusive worldwide license rights for drug uses of pexiganan, from Genaera Corporation. Pexiganan is formulated as a cream and has a novel mechanism of action based on its ability to disrupt the integrity of bacterial cell membranes that cause DFI and has antimicrobial activity against organisms that commonly infect skin and soft tissue. Pexiganan has a low potential for induction of resistance and no cross-resistance with existing therapeutic antibiotics as a consequence of its mechanism of action. In clinical trials previously conducted by Genaera Corporation, over 1,000 human subjects were exposed to pexiganan without safety concerns, including patients who received pexiganan in two Phase 3 clinical trials submitted in a new drug application to the U.S. Food and Drug Administration (FDA) in 1998. The primary clinical endpoint (rates of clinical cure or improvement) of one of the two Phase 3 trials was judged by the FDA to have been achieved. The other Phase 3 clinical trial, which did not meet its specified endpoint, provided strong supportive data indicative of the clinical benefit of pexiganan. At the time of this second Phase 3 study, the prior holder of the rights to pexiganan experienced difficulties with the product’s Chemistry Manufacturing & Controls (CMC) and an FDA request for one additional controlled trial precluded approval. We believe that since that time, significant improvements have been made in peptide manufacturing processes as well as in clinical trial design and execution. We have initiated a program to address the previously identified CMC issues and intend to resume formal dialogue with the FDA to determine the appropriate clinical development path.

Our product candidate, Opterone, is a topically applied SEPA-based testosterone cream designed to treat male hypogonadism. Male hypogonadism is a condition in which men have levels of circulating testosterone below the normal range and may exhibit one or more associated symptoms, including low energy levels, decreased sexual performance, loss of sex drive, increased body fat or loss of muscle mass. In December 2005, we received a letter from the Division of Reproductive and Urologic Products of the U.S. Food and Drug Administration, or FDA, in response to questions posed by us regarding a proposed Phase 3 clinical program for Opterone. In the letter, the FDA requested that we conduct additional investigation into multiple dose safety and pharmacokinetics before beginning any eventual Phase 3 protocol. The additional investigation and Phase 3 revisions will increase the time and expense associated with the development of Opterone. The next step in the development process for Opterone is a Phase 2 trial. We are seeking a partner to advance development of this product candidate. We may elect not to develop Opterone further if we cannot find a partner. We have a composition of matter and use patent covering Opterone that will expire in 2017.

In addition to EcoNail, pexiganan and Opterone, we are evaluating several earlier stage product candidates. We have developed and tested SEPA-based formulations to deliver other active pharmaceutical ingredients including topical anesthetic and topical non-steroidal anti-inflammatory drugs (NSAIDs). We have also tested application of our MacroDerm polymers for use with cosmetics, pharmaceuticals and consumer products like insect repellants and sunscreens to decrease skin penetration and/or improve persistence on the skin. For example, our laboratory data demonstrated that, when formulated with the insect repellant DEET, increasing concentrations of MacroDerm reduces the amount of DEET that is absorbed through human skin. We have performed initial laboratory experiments to test the ability of DermaPass to improve transdermal delivery of various active pharmaceutical ingredients.

Since inception, our primary source of funding for our operations has been the private and public sale of our securities. Our ability to continue as a going concern after our current capital resources are exhausted depends on our ability to secure additional financing, to consummate a strategic transaction, or to make alternative arrangements to fund operations, which we cannot guarantee.

Our Strategy

Our strategy is to become a leading provider of specialty pharmaceuticals by innovating, developing and commercializing a portfolio of proprietary products through the use of our drug delivery technologies, strategic partnering, or in-licensing other products or technologies. Key elements of our strategy include:

•

CONTINUE CLINICAL DEVELOPMENT OF OUR LEAD PRODUCT CANDIDATES, ECONAIL AND PEXIGANAN. In the near-term, we intend to focus most of our resources on conducting and completing clinical trials of our EcoNail product candidate and development of pexiganan.

•	CREATE VALUE THROUGH STRATEGIC ALTERNATIVES AND PARTNERSHIPS. We intend to seek partners to facilitate the development and commercialization of our product candidates.

•	IN-LICENSE SELECTED PRODUCTS AND TECHNOLOGIES. We intend to identify and in-license products and technologies to complement and expand our portfolio of product candidates.

•

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

One alternative method of administering drugs is topical delivery. Topical delivery works by either introducing drugs into the skin (dermal delivery) for the treatment of dermatologic or localized conditions and diseases, or through the skin (transdermal delivery) and into the bloodstream for the treatment of systemic conditions and diseases. Topical drug delivery has several advantages. For example, topical drug delivery:

•	helps to avoid inactivation of a drug caused by first pass metabolism in the liver and gastro-intestinal tract;
•	can provide local delivery of appropriate concentrations of a drug to the intended site of action without systemic exposure;
•	helps avoid gastro-intestinal distress caused by ingesting a drug; and
•	simplifies drug administration to patients who have difficulty swallowing oral dosage forms or who do not wish to endure the discomfort of injections.

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

SEPA possesses the following attributes:

•	Reversible: The alignment of the lipid bilayer within the lipid matrix in the stratum corneum reverts back to normal after SEPA has diffused through it without causing permanent changes to the skin.
•	Rapidly metabolized: The human body rapidly metabolizes SEPA into ethylene glycol and decanoic acid, two metabolites well understood by regulatory agencies.

•	Chemically non-reactive: SEPA does not react chemically with most other organic molecules and, as a result, is compatible with a wide range of active pharmaceutical ingredients.
•	Versatile: The rate and amount of drug absorbed by the skin or body in a SEPA-based formulation can be controlled by varying the components in the formulation.

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

Product Candidates:

EcoNail for Onychomycosis

Onychomycosis, a fungal infection of the nail, is predominantly an infection of the toe nail bed and nail plate underlying the surface of a nail. Typical symptoms of onychomycosis can include:

•	nail discoloration;
•	nail thickening;
•	cracking and fissuring of the nail plate; and
•	in severe cases, inflammation, pain and secondary infection of the nail bed and adjacent skin.

According to Fitzpatrick’s Dermatology in General Medicine (Sixth Edition), onychomycosis is a common disease, the prevalence of which varies by geographic region and ranges from approximately 2% to 18% of the worldwide population, with up to 48% of the population experiencing onychomycosis at least once by age 70. According to an article published in 2000 in the Journal of the American Academy of Dermatology, a large scale study found that the prevalence of onychomycosis in the normal population of North America was approximately 14%.

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

Topical Administration

The only topical onychomycosis drug currently marketed in the U.S. is Penlac® (ciclopirox), a nail lacquer which has a complete cure rate of less than 10% and requires up to 48 weeks of treatment, including periodic removal of any unattached infected nail by a health care professional.

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

EcoNail is a topically applied lacquer formulation containing econazole and SEPA for the topical treatment of onychomycosis. Econazole, a topical antifungal agent, effectively inhibits in vitro growth of the fungi most commonly implicated in onychomycosis. In contrast to SEPA’s action in disrupting the lipid bilayer of the skin, SEPA as used in EcoNail works to soften the lacquer in which econazole is contained, thereby allowing for more rapid and complete release of econazole from the lacquer into and through the nail. A 14-day study of lacquers containing radioactively labeled econazole on human non-diseased cadaver nails demonstrated that EcoNail delivered approximately seven times more econazole to the ventral nail and 200 times more econazole to the nail bed than a similar lacquer without SEPA. In this study, EcoNail delivered to the ventral nail more than 14,000 times the minimum concentration of econazole needed to inhibit the two most common fungi associated with onychomycosis. In addition, we believe that EcoNail, as a locally applied lacquer, will have a reduced risk of systemic side effects compared with oral treatments for onychomycosis.

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

The main objectives of this Phase 1 study were to test the safety and local tolerability of EcoNail in patients with onychomycosis and to determine systemic exposure to econazole. In this study, EcoNail was well tolerated, and investigators reported no serious drug-related adverse events. Serum assays showed no detectable levels of econazole, further supporting EcoNail’s systemic safety profile. Full data from the 18 week trial were presented in May 2005 at the annual meeting of the Society for Investigative Dermatology.

We commenced a 48 week, blinded open label Phase 2 efficacy study of EcoNail in the third quarter of 2006. This study is being conducted through a contract research organization with significant experience in onychomycosis trials. The study protocol allows for an interim review of the data after all patients have completed 24 weeks of treatment. On November 6, 2007, the Company announced that clinical photographs of 37 patients were assessed by an external expert panel, and 20 (54%) showed evidence of clinical improvement, defined as an increase in uninvolved nail of onychomycosis. All week 24 cultures were negative for dermatophyte growth, and the panel observed no signs of local irritation related to the once-daily EcoNail treatment. In a consensus clinical judgment by the external panel, 13 of 37 (32%) of patients demonstrated greater than or equal to 25% clinical improvement.

Pexiganan for mild diabetic foot infections

Acquisition

On October 3, 2007, MacroChem announced it took a step to broaden its product portfolio by acquiring exclusive worldwide rights for drug uses of pexiganan, a novel, small peptide anti-infective for topical treatment of patients with mild diabetic foot infection (DFI) from Genaera.

Acquiring license rights to pexiganan represents the first product under the Company’s previously stated strategy to seek such opportunities to complement its proprietary products based on its transdermal drug delivery technologies.

Pexiganan Approach

There continues to be a very large and growing incidence of diabetes, approximately 20 million diabetics in the U.S. alone, and as a result a growing number of diabetic foot infections in the U.S. There is also a lack of effective topical anti-infectives to treat diabetic foot infection. MacroChem believes that pexiganan could fill an important unmet medical need for a topical anti-infective treatment and, provide a significant commercial opportunity with an addressable market of approximately 3.5 million diabetic foot infections annually.

Clinical Development

Clinical trials previously conducted by Genaera include two Phase 3 trials submitted in a New Drug Application (NDA) to the U.S. Food and Drug Administration (FDA) in 1998. At that time, outstanding issues with CMC (Chemistry, Manufacturing and Controls) and an FDA request for one additional controlled trial precluded approval. In recent years there have been many advances in the manufacturing of peptides, a better understanding of the treatment of diabetic foot infection, improvements in clinical trial design and execution, more clarity concerning regulatory requirements for topical anti-infectives and the potential market is even more attractive than before.

Other Product Candidates:

Opterone for Hypogonadism

Hypogonadism is a condition in which the testes produce insufficient amounts of testosterone, a hormone responsible for normal growth and development of the male sex organs and for maintenance of secondary male sex characteristics. Hypogonadism is generally characterized by serum testosterone levels of less than 300 nanograms per deciliter together with one or more of the following signs or symptoms:

•	low energy levels;
•	decreased sexual performance;
•	loss of sex drive;
•	increased body fat;

•	loss of muscle mass;
•	reduced bone density; and
•	mild depression.

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

Diagnosis of testosterone-deficiency often occurs when a patient seeks treatment for other conditions or symptoms. Routine testing of testosterone levels has become a more common part of men’s health evaluations by specialists, although testosterone testing is still relatively new among the majority of primary care physicians.

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

Clinical Development

On December 5, 2005, we received a response from the Division of Reproductive and Urologic Products at the FDA to questions posed by us regarding the proposed Phase 3 clinical program for Opterone. In the response, the FDA reiterated its concerns regarding the skin irritation potential of SEPA related to pre-clinical studies of SEPA, including without limitation, a 26-week transgenic-mouse (Tg.AC) carcinogenicity study of SEPA. To address these concerns as well as other issues related to Opterone’s safety and efficacy program, the FDA requested that we conduct additional investigation into multiple dose safety and pharmacokinetics before beginning any eventual Phase 3 study. The FDA also requested that we revise our proposed Phase 3 protocol to include additional patients and to extend patient exposure and safety follow-up. The additional investigation and Phase 3 revisions will increase the time and expense associated with the development of Opterone. Accordingly, the next step in the development process for Opterone is a Phase 2 trial. We are seeking a partner to advance development of this product candidate. We may elect not to develop Opterone further if we cannot find a partner.

Earlier Stage Product Candidates

We have also tested a number of formulations containing our proprietary drug delivery technologies combined with various active pharmaceutical ingredients. As we continue to build our product candidate portfolio, we review our pre-clinical-stage product opportunities to identify those that show sufficient promise to be advanced into clinical development. We evaluate each new product candidate on its potential for success based on both scientific and commercialization criteria. These criteria include:

•	technical feasibility (formulation, product stability and laboratory results);
•	likelihood of laboratory results translating into a meaningful clinical benefit;
•	expected clinical studies needed and the regulatory pathway required to obtain marketing approval;
•	determination of the product candidate’s expected competitive advantage in the marketplace;
•	duration of development timeline leading to commercialization;
•	financial investment needed for development and availability of necessary financial resources; and
•	expected sales and profitability.

Competition

We compete with a number of companies, many of which are large, multi-national organizations with worldwide distribution. We believe that our major competitors in the drug delivery sector of the health care industry include Bentley Pharmaceuticals, Inc., Biosante Pharmaceuticals, Inc., NexMed, Inc., Antares Pharma, Inc. and Barrier Therapeutics, Inc. Established competitors in the therapeutic areas that our clinical stage product candidates seek to address include, with respect to onychomycosis, Novartis AG, Johnson & Johnson and Sanofi Aventis (Dermik Laboratories), and with respect to male hypogonadism, Solvay Pharmaceuticals, Inc., Auxilium Pharmaceuticals, Inc., Watson Pharmaceuticals, Inc. and Columbia Laboratories, Inc. Compared with us, these companies have or may have substantially greater capital resources, research and development and technical staff, facilities and experience in obtaining regulatory approvals, as well as in manufacturing, marketing and distribution of products.

With respect to mild diabetic foot infection (DFI), there is currently no topical treatment approved by the FDA. In addition, we are not aware of any other companies working on a topical treatment for mild diabetic foot infection.

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

Pre-clinical studies involve laboratory evaluation of product characteristics and animal studies to assess the efficacy and safety of the product. Human clinical trials are typically conducted in three sequential phases, but the phases may overlap. Phase 1 trials typically consist of testing of the product in a small number of normal volunteers primarily for safety. In Phase 2, in addition to safety, the efficacy of the product is typically evaluated in a small patient population. Phase 3 trials typically involve multicenter testing for safety and clinical efficacy in an expanded population of patients at geographically dispersed test sites. A clinical plan, or “protocol,” accompanied by the identification of the institutions participating in the trials, must be submitted to the FDA prior to commencement of each clinical trial. The FDA may order the temporary or permanent discontinuation of a clinical trial at any time if adverse events that endanger patients in the trials are observed. In addition, the FDA may request Phase 4 clinical trials, to be performed after marketing approval, to resolve any lingering questions.

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

In certain cases, an ANDA may be filed in lieu of filing an NDA. An ANDA relies on bioequivalency tests that compare the applicant’s drug with an already approved reference drug, rather than on clinical trials. For example, an ANDA may be available for a new topical formulation of a drug which has already been approved by the FDA in other topical dosage forms.

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

Prior to the staff reduction in August 2005, we conducted our research and development activities through our own staff and facilities, and also through collaborative arrangements with universities, contract research organizations and independent consultants. Research anddevelopmental expenditures were $2,291,721, $679,759 and $2,135,393 during the years ended December 31, 2005, 2006 and 2007, respectively. We also rely upon third parties to conduct clinical studies and to obtain FDA and other regulatory approvals.

Patents, Trademarks and License Rights

Our composition of matter patent on the SEPA family of compounds expired in November 2006. We own six composition of matter and use patents, with expiration dates ranging from 2015 to 2019, for the combination of SEPA with numerous existing classes of drugs, including antifungals and human sex hormones. The patent for SEPA combined with antifungals covers the combination of SEPA and econazole in EcoNail, and the patent for SEPA combined with human sex hormones covers the combination of SEPA and testosterone in Opterone.

With respect to our MacroDerm technology, we have three U.S. patents covering the chemical composition and use of the MacroDerm polymers, which expire in 2015.

On October 3, 2007, MacroChem announced it took a step to broaden its product portfolio by acquiring exclusive worldwide rights for drug uses of pexiganan, a novel, small peptide anti-infective for topical treatment of patients with mild diabetic foot infection (DFI) from Genaera. Under the terms of the license agreement, the Company has paid Genaera an initial fee of $1 million through February 1, 2008. The deal terms also include payments of $7 million to Genaera upon the achievement of certain clinical and regulatory milestones through approval, sales-based milestones of up to $35 million, and 10% royalty payments on net sales. In addition, the Company will assume all clinical development, manufacturing and regulatory activities for pexiganan.

We intend to seek other composition of matter and use patents regarding various formulations based on our drug delivery technologies and for new technologies. In 2007, we did not file any new U.S. patent applications.

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

Employees

As of December 31, 2007, we had five full time employees and one part-time employee, none of whom are dedicated to research and development or regulatory affairs. None of our employees are covered by a collective bargaining agreement, and we consider relations with our employees to be good.

Manufacturing

In order to manufacture our product candidates for clinical trials and for commercial distribution following FDA approval, we will need to contract with a third party manufacturer to produce the product. We believe that there are numerous third party manufacturers who would be able to manufacture our product candidates for clinical trial purposes and on a commercial scale.

Item 1A.         Risk Factors.

Investing in our common stock is risky. In addition to the other information in this annual report, you should consider carefully the following risk factors in evaluating us and our business. If any of the events described in the following risk factors were to occur, our business, financial condition or results of operations likely would suffer. In that event, the trading price of our common stock could decline, and you could lose all or a part of your investment.

Risks Related to Our Business

We have a history of operating losses, expect to continue to incur losses and rely extensively on external financing to maintain our operations. If we are unable to obtain external financing, we would be required to further limit, scale back or cease our operations entirely.

Since 1981, we have been engaged primarily in research and development and have derived limited revenues from feasibility studies and the licensing of our technology. We have not generated any material revenues from the sale of any products. In addition, we have incurred net operating losses every year since we began doing business and we anticipate that we will continue to incur operating losses for the foreseeable future. As of December 31, 2007, we had an accumulated deficit of approximately $90,847,978. For the fiscal year ended December 31, 2007, we had net loss of $8,866,182, however, such loss was partially the result of a non-cash increase in a liability classified warrant caused by an increase in our stock price. For the fiscal year ended December 31, 2006, we had a net income of $1,951,279, however, such net income was the result of a non-cash reduction in a liability classified warrant caused by a decline in our stock price. For the fiscal year ended 2005, we had a net loss of $5,760,475.

On August 31, 2005, due to our financial condition at the time and our inability to raise sufficient capital to maintain operations, we discontinued all research and development activities and terminated substantially all of our non-management personnel. In December 2005 and February 2006, we raised an aggregate of $8.25 million in a private placement of our securities to investors. As a result of this private placement, we resumed operations with a focus on advancing clinical development of our lead product, EcoNail. In October 2007 we raised an additional $3,535,000 in a subsequent private placement. In addition, in October 2007, we acquired the exclusive worldwide license rights for drug uses of pexiganan, a novel small peptide anti-infective for treatment of patients with mild diabetic for infection (DFI), from Genaera Corporation. The audit report of Vitale, Caturano & Company, Ltd., our independent public accounting firm, on our 2007 financial statements includes an explanatory paragraph concerning our ability to continue as a going concern. The inclusion of this explanatory paragraph may materially and adversely affect our ability to raise new capital. The Company’s continuation as a going concern depends on its ability to secure additional financing, to consummate a strategic transaction, or to make alternative arrangements to fund operations, which we cannot guarantee.

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

Even if we succeed with pre-clinical and clinical trials, our product candidates must undergo a rigorous regulatory approval process, which includes extensive review of pre-clinical and clinical testing, to demonstrate safety and efficacy before we can market them. If the results of our pre-clinical and clinical testing indicate that our product candidates are not safe or effective, our business will suffer.

Each of our product candidates, including EcoNail, pexiganan and Opterone, must undergo a rigorous regulatory approval process, including significant pre-clinical and clinical testing to demonstrate that they are safe and effective for human use, before we can market them. Conducting clinical trials is a lengthy, expensive and uncertain process. Completion of clinical trials may take several years or more. In addition, our clinical trials may be delayed by many factors, including:

•	inability to fund clinical trials;
•	slow or insufficient patient enrollment;
•	failure of the FDA to approve our clinical trial protocols;
•	inability to manufacture significant amounts of our product candidates for use in a trial;
•	safety issues; and
•	government or regulatory delays.

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

On December 5, 2005, we received a response from the Division of Reproductive and Urologic Products at the FDA to questions posed by us regarding the proposed Phase 3 clinical program for Opterone, a topical cream for male testosterone deficiency containing SEPA. In the response, the FDA reiterated its safety concerns regarding the skin irritation potential of SEPA related to pre-clinical studies of SEPA, including without limitation, the 26-week transgenic-mouse (Tg.AC) carcinogenicity study of SEPA. The FDA also expressed concern regarding skin irritation observed in some patients in recently completed Opterone clinical studies. To address these concerns as well as other issues related to Opterone’s safety and efficacy program, the FDA requested that we, if we intend to pursue clinical development of Opterone, conduct additional investigation into multiple dose safety and pharmacokinetics before beginning any eventual Phase 3 study. The FDA also confirmed the requirement for other clinical pharmacology studies prior to any NDA submission and requested that we revise our proposed Phase 3 protocol to include additional patients and to extend patient exposure and safety follow-up. If we decide to pursue the clinical development of Opterone, the additional investigation and Phase 3 revisions will increase the time and expense associated with the development of Opterone and may materially adversely affect our ability to find a partner to advance the development of Opterone. Furthermore, there can be no assurance that the results of the studies, if conducted, will address the FDA’s safety concerns or justify further development of Opterone or that any SEPA-based product will be approved by the FDA.

To date, neither the FDA nor any of its international equivalents has approved any of our technologies or product candidates for marketing. If the FDA does not approve our product candidates for marketing, we will be materially adversely affected.

We face additional risks associated with the regulatory approval process, including:

•

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

•	Obtaining FDA clearances is time-consuming and expensive and we cannot guarantee that such clearances will be granted or, if granted, will not be withdrawn.
•

The FDA review process may prevent us from marketing our product candidates or may involve delays that significantly and negatively affect our product candidates. We also may encounter similar delays in foreign countries.

•	Regulatory clearances may place significant limitations on the uses for which any approved products may be marketed.
•

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

Although we have filed and intend to file additional patent applications,the patent application process is lengthy and expensive and there is no guarantee that a patent will be issued or, if issued, that it will be of commercial benefit to us. In addition, it is impossible to anticipate the breadth or degree of protection that any patents we obtain may afford us. Further, products that we develop could infringe patents held by third parties. In these cases, we may have to obtain licenses from third parties, which may not be available on commercially acceptable terms, if at all. We do not maintain separate insurance to cover intellectual property infringement.

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

We compete with a number of firms, many of which are large, multi-national organizations with worldwide distribution. We believe that our major competitors in the drug delivery sector of the health care industry include Anacor Pharmaceuticals, Bentley Pharmaceuticals, Inc., Biosante Pharmaceuticals, Inc., NexMed, Inc., Connetics Corporation, Antares Pharma, Inc. and Barrier Therapeutics, Inc. Competitors with approved products in the therapeutic areas that our clinical stage product candidates seek to address include, with respect to onychomycosis:

•	Novartis AG, maker of Lamisil®, an oral therapy;
•	Johnson & Johnson, maker of Sporanox®, an oral therapy; and
•	Sanofi Aventis (Dermik Laboratories), maker of Penlac, a topical nail lacquer.

and with respect to male hypogonadism:

•	Solvay Pharmaceuticals, Inc., maker of Androgel®, a topical gel therapy;
•	Auxilium Pharmaceuticals, Inc., maker of Testim®, a topical gel therapy;
•	Watson Pharmaceuticals, Inc., maker of Androderm®, a transdermal patch; and
•	Columbia Laboratories, Inc., maker of Striant®, a buccal film which is placed between the patient’s cheek and gum;

A number of companies, including NexMed, Inc./Novartis AG, IVREA/MediQuest Therapeutics, Inc., and Schering-Plough/Anacor Pharmaceuticals, Inc. are also developing topical therapies for onychomycosis. In addition, a number of other companies, including Auxilium Pharmaceuticals, Inc., are also developing topical and/or transmucosal testosterone products.

With respect to mild diabetic foot infection (DFI), there is currently no topical treatment approved by the FDA. In addition, we are not aware of any other companies working on a topical treatment for mild diabetic foot infection.

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

The future revenues and profitability of, and availability of capital for, biomedical and pharmaceutical companies may be affected by the continuing efforts of governmental and private third-party payers to contain or reduce the costs of health care through various means. Reimbursement by payors such as government and managed care organizations has become an increasingly important factor in the success of a drug, as has the listing of new products on large formulary lists (as well as their designated “Tier” on such lists), including those of managed care organizations, pharmaceutical benefit providers and group buying organizations. Failure of a pharmaceutical product to be included on formulary lists, to obtain a Tier position on such formulary lists which provides for a sufficiently low patient cost, or to be reimbursed by government or managed care organizations, could negatively impact the profitability of a drug.

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

The market price of our stock has been, and will likely continue to be, highly volatile due to the risks and uncertainties described in this section of this document, as well as other factors, including:

•	the lack of any significant trading volume in the trading of our shares on the OTC.BB market;
•	the discontinuance in August 2005 of all of our research and product development activities and our dependence on additional external funding in resuming such activities;
•	the results of our previously conducted clinical trials for our SEPA-based formulations;
•	conditions and publicity regarding the pharmaceutical industry generally as well as the specific therapeutic areas our product candidates seek to address;
•	price and volume fluctuations in the stock market at large which do not relate to our operating performance; and
•	our ability to raise additional capital.

Over the two-year period ending December 31, 2007, the closing price of our common stock as reported on the Pink Sheets LLC and the OTC Bulletin Board ranged from a high of

$2.70 to a low of $0.26. On March 6, 2008, the closing price for our common stock on the OTC Bulletin Board was $0.30. In the past, companies that have experienced stock price volatility have sometimes been the subject of securities class action litigation. If litigation were instituted on this basis, it could result in substantial costs and a diversion of management’s attention and resources. As a result of this volatility, an investment in our stock is subject to substantial risk.

On November 22, 2005, our common stock was delisted from the Nasdaq Capital Market for failure to meet its listing standards. Our common stock currently is quoted on the OTC Bulletin Board, which investors may perceive as less desirable and which could negatively affect the liquidity of an investment in our common stock.

Our listing on The Nasdaq Capital Market was conditioned on our compliance with Nasdaq’s continued listing requirements. The minimum standards for continued listing on The Nasdaq Capital Market include stockholders’ equity of $2.5 million or market capitalization of $35 million and a minimum bid price of $1.00.

On October 18, 2005, we received a Nasdaq Staff Determination indicating that our securities were subject to delisting from The Nasdaq Capital Market as we did not comply with the minimum bid price requirement for continued listing. We requested a hearing before a Nasdaq Listing Qualifications Panel to review the Staff Determination. On November 21, 2005, we withdrew our appeal of the Nasdaq Staff Determination and our common stock was delisted from quotation on the Nasdaq Capital Market effective as of Tuesday, November 22, 2005. Immediately thereafter, our common stock was quoted on the Pink Sheets LLC, and on December 22, 2005, our stock became eligible for quotation on the OTC Bulletin Board and presently trades under the symbol “MACM.OB.”

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

A small group of investors hold approximately 62.77% of the outstanding common stock of the Company. Because these investors currently own a large portion of our voting stock, they may be able to generally determine or they will be able to significantly influence the outcome of corporate actions requiring shareholder approval. As a result, these parties may be in a position to control matters affecting our company, including amendments to our articles of incorporation and bylaws; payment of dividends on our common stock; and acquisitions, sales of all or substantially all of our assets, mergers or similar transactions, including transactions involving a change of control. As a result, some investors may be unwilling to purchase our common stock. In addition, if the demand for our common stock is reduced because of these shareholders’ control of the Company, the price of our common stock could be materially depressed. In addition, for so long as SCO Capital Partners, LLC owns 20% of our outstanding common stock, it has the right to designate two individuals to serve on our board of directors.

Certain of our shareholders own large blocks of our common stock and securities exercisable into shares of our common stock, and any exercises, or sales by these shareholders could substantially lower the market price of our common stock.

Several of our shareholders own large blocks of our voting stock. The resale of the shares of our common stock owned by these shareholders (issuable to them upon exercise of outstanding warrants to purchase our common stock) could substantially depress our stock price.

We are contractually obligated to issue shares in the future, diluting your interest in us.

As of December 31, 2007, there are outstanding and exercisable warrants to purchase approximately 20,258,484 shares of our common stock, at a weighted average exercise price of $0.63 per share. As of December 31, 2007, there also are outstanding and exercisable options to purchase approximately 753,391 shares of our common stock, at a weighted average exercise price of $13.29 per share. Moreover, we expect to issue additional options to purchase shares of our common stock to compensate employees, consultants and directors and may issue additional shares to raise capital, acquire other companies or technologies, to pay for services, or for other corporate purposes. Any such issuances will have the effect of further diluting the interest of the purchasers of the securities being sold in this offering.

If material weaknesses are identified and reported as to the adequacy of our internal controls over financial reporting as of December 31, 2008, as required by Section 404 of the Sarbanes-Oxley Act of 2002, investors could lose confidence in the reliability of our financial statements, which could result in a decrease in the value of your investment.

As directed by Section 404 of the Sarbanes-Oxley Act of 2002, the Securities and Exchange Commission, or SEC, adopted rules requiring public companies to include in their annual reports on Form 10-K a report of management on the company’s internal controls over financial reporting, including management’s assessment of the effectiveness of the company’s internal controls over financial reporting as of the company’s fiscal year end. In addition, the accounting firm auditing a public company’s financial statements must also attest to, and report on, the operating effectiveness of the company’s internal controls. As of December 31, 2007, Management concluded that our internal control over financial reporting contained a material weakness due to a lack of segregation of duties. Fiscal 2008 will be the first year for which we must undergo the auditor attestation process required by Section 404 and there is a risk that we may not comply with all of its requirements. If our internal controls are not designed or operating effectively as required by Section 404, our independent auditors may either disclaim an opinion as it relates to management’s assessment of the effectiveness of its internal controls or may issue a qualified opinion on the effectiveness of our internal controls. If we are unable to remediate any material weaknesses by December 31, 2008, our independent auditors would be required to issue an adverse opinion on our internal controls. If our independent auditors disclaim an opinion as to the effectiveness of our internal controls or if they render an adverse opinion due to material weaknesses in our internal controls, then investors may lose confidence in the reliability of our financial statements, which could cause the market price of our common stock to decline and make it more difficult for us to raise capital in the future.

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This annual report may contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements may be identified by the use of forward-looking words or phrases such as “anticipate,” “believe,” “could,” “expect,” “intend,” “look forward,” “may,” “planned,” “potential,” “should,” “will,” and “would.” These forward-looking statements reflect our current expectations and are based on currently available data. The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for such forward-looking statements. In order to comply with the terms of the safe harbor, we note that a variety of factors could cause actual results and experience to differ materially from the anticipated results or other expectations expressed in the forward-looking statements. These factors include, but are not limited to:

•	our history of operating losses, our decision to discontinue research and development activities and our need for additional external financing;
•	our need for significant additional product development efforts and additional financing;
•	technological uncertainty relating to transdermal drug delivery systems;
•	the early stage of development of our proposed products;
•	the lack of success of our prior development efforts;
•	uncertainties related to clinical trials of our proposed products;
•	uncertainties relating to government regulation and regulatory approvals;
•	our dependence on third parties for the FDA application process;
•	uncertainties regarding market acceptance of our product candidates;
•	uncertainties regarding the potential health risks of hormone replacement therapies;
•	our ability to identify and obtain rights to products or technologies in order to build our portfolio of product candidates;
•	our ability to recruit additional key employees;
•	our limited personnel and our dependence on continued access to scientific talent;
•	no assurance of our entering into license arrangements;
•

our lack of laboratory facilities and scientific personnel and uncertainties regarding our reliance on third parties to conduct research and development activities for our technologies and product candidates;

•	uncertainties relating to competition, patents and proprietary technology;
•	our dependence on third parties to conduct research and development activities;
•	our dependence on third-party suppliers and manufacturers;

•	uncertainties relating to risks of product liability claims, lack of product liability insurance, and expense and difficulty of obtaining adequate insurance coverage;
•

our majority shareholders, who own a large portion of our voting stock, could control company decisions and could substantially lower the market price of our common stock if they were to sell large blocks of our common stock in the future;

•	uncertainty of pharmaceutical pricing and related matters;
•	volatility of our stock price;
•	the effect that our quotation on the OTC Bulletin Board will have on the liquidity of our common stock;
•	dilution of our shares as a result of our contractual obligation to issue shares in the future; and
•	risks described from time to time in our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and other filings under the Exchange Act.

These or other events or circumstances could cause our actual performance or financial results in future periods to differ materially from those expressed in the forward-looking statements. Forward-looking statements speak only as of the date of this annual report. Except as required under federal securities laws and the rules and regulations of the Securities and Exchange Commission, or SEC, we do not have any intention, and do not undertake, to update any forward-looking statements contained in this annual report to reflect events or circumstances arising after the date of this annual report, whether as a result of new information, future events or otherwise. As a result of these risks and uncertainties, readers are cautioned not to place undue reliance on the forward-looking statements included in this annual report or that may be made elsewhere from time to time by, or on behalf of, us. All forward-looking statements attributable to us are expressly qualified by these cautionary statements.

Before you invest in our securities, you should be aware that the occurrence of the events described in these risk factors and elsewhere in this annual report could have an adverse effect on our business, results of operations, financial position and prospects. You should read this annual report completely and with the understanding that our actual future results may be materially different from what we expect.

Item 1B.         Unresolved Staff Comments.

Not applicable.

Item 2.	Properties.

We currently occupy approximately 4,000 square feet of office space under a lease which terminates in January, 2009. This space is located within one floor of a three story building in Wellesley Hills, Massachusetts. We believe that this facility is adequate to meet our current requirements, and we are evaluating our future facility requirements. We also believe that suitable alternative locations are readily available.

Item 3.	Legal Proceedings.

We are not currently engaged in any material legal proceedings.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Price of Securities and Related Matters

Our common stock is traded on the OTC Bulletin Board under the symbol “MACM.OB.” Prior to February 10, 2006, our common stock was traded on the OTC Bulletin Board under the symbol “MCMP.OB.” Between November 24, 2003 and November 21, 2005, our common stock was traded on The Nasdaq Capital Market under the symbol “MCHM” and, prior to November 24, 2003, it was traded on The Nasdaq National Market under the symbol “MCHM.”

The following chart shows the high and low closing prices for our common stock for the periods indicated:

	Common Stock MACM
Year Ended	High	Low
December 31, 2006
First Quarter	$ 2.70	$ 1.08
Second Quarter	1.60	0.70
Third Quarter	0.85	0.26
Fourth Quarter	0.54	0.30

December 31, 2007
First Quarter	$ 0.75	$ 0.31
Second Quarter	1.15	0.40
Third Quarter	0.84	0.55
Fourth Quarter	0.90	0.45

These prices are between dealers and do not reflect retail markups, markdowns or commissions and may not necessarily represent actual transactions. As of March 5, 2008, there were 7,054 holders of record of our common stock.

We have never paid cash dividends on our common stock and our Board of Directors does not contemplate declaring any dividends in the foreseeable future. We intend to retain any earnings to finance research, development, and expansion of our business.

Performance Graph

The following five-year performance graph compares the cumulative total shareholder return (assuming reinvestment of dividends) on $100 invested in the Company’s common stock for the five-year period from December 31, 2002 through December 31, 2007 with similar investments in the Nasdaq Stock Market (U.S.) Index of companies in a Peer Group of four companies that provide services similar to those provided by the Company: Auxilium Pharmaceutical, Inc., Bentley Pharmaceuticals, Inc., Biosante Pharmaceuticals, Inc. and NexMed, Inc.

	Cumulative Total Return
	December 2002	December 2003	December 2004	December 2005	December 2006	December 2007

MacroChem Corporation	100.00	166.34	142.86	5.87	2.10	2.42
NASDAQ Composite	100.00	149.34	161.86	166.64	186.18	205.48
Peer Group	100.00	200.97	145.62	141.66	166.31	307.23

Item 6.	Selected Financial Data.

The selected financial data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and related notes included elsewhere in this Annual Report on Form 10-K. The selected statement of operations data and the selected balance sheet data for each year presented below have been derived from our audited financial statements. These historical data are not necessarily indicative of results to be expected for any future period.

	Years Ended December 31,
	2007		2006	2005	2004	2003
STATEMENTS OF OPERATIONS DATA:

Sale of Patent		$——	$——	$——	$——	$1,000,000
Research Contracts		——	——	——	——	10,031
Total Revenues	$		$——	$——	$——	$1,010,031
Research and development expenses		2,135,393	679,759	2,291,721	4,221,039	2,938,026
Net (loss) income		(8,866,182)	1,951,279	(5,760,475)	(8,274,521)	(5,661,694)
Beneficial conversion feature		(3,223,929)	(11,895)	(330,243)	——	——
Dividend on Series C Cumulative Preferred Stock		(596,017)	(752,066)	——	——	——
Net (loss) income attributable to Common Stockholders		$(12,686,128)	$1,187,318	$(6,090,718)	$(8,274,521)	$(5,661,694)
Basic net (loss) income per common share		$(1.66)	$0.84	$(6.25)	$(9.23)	$(8.03)
Diluted net (loss) income per common share		$(1.66)	$0.24	$(6.25)	$(9.23)	$(8.03)
Weighted average shares used to compute basic net (loss) income per common share		7,635,313	1,423,665	974,367	896,039	704,621
Weighted average shares used to compute diluted net (loss) income per common share		7,635,313	8,260,510	974,367	896,039	704,621

BALANCE SHEET DATA:

Working capital		$2,909,179	$4,778,127	$2,755,167	$5,635,331	$6,345,396
Current assets		3,313,813	5,048,962	3,130,197	6,403,182	7,325,361
Total assets		3,853,455	5,653,957	3,781,453	7,109,864	8,249,648
Current liabilities		404,634	268,835	375,030	767,851	979,965
Total liabilities		4,481,122	1,138,933	1,995,808	773,360	1,013,328
Stockholders’ (deficit) equity		$(627,667)	$4,181,241	$1,455,402	$6,336,504	$7,236,320

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion in conjunction with our financial statements and related notes and other financial information appearing elsewhere in this Annual Report on Form 10-K. In addition to historical information, the following discussion and other parts of this Annual Report on Form 10-K contain forward-looking information that involves risks and uncertainties. Our actual results could differ materially from those anticipated by such forward-looking information due to the factors discussed under “Risk Factors,” “Note Regarding Forward-Looking Statements” and elsewhere in this Annual Report on Form 10-K.

General

We are a specialty pharmaceutical company that develops and seeks to commercialize pharmaceutical products. Currently, our portfolio of proprietary product candidates is based on our drug delivery technologies: SEPA, MacroDerm and DermaPass. Our SEPA topical drug delivery technology (SEPA is an acronym for “Soft Enhancement of Percutaneous Absorption,” where “soft” refers to the reversibility of the skin effect, and “percutaneous” means “through the skin”) enhances the efficiency and rate of diffusion of drugs into and through the skin. Our patented MacroDerm drug delivery technology encompasses a family of low to moderate molecular weight polymers that impede dermal drug or chemical penetration. We have also filed a patent application for our DermaPass family of transdermal absorption enhancers that have a different drug delivery profile than SEPA, which we believe could be used with a wider range of active pharmaceutical ingredients. Currently, we have two clinical stage investigational new drugs: EcoNail, for the treatment of fungal infections of the nails and pexiganan, for the treatment of mild diabetic foot infection (DFI). We believe that products incorporating our drug delivery technologies may allow selected drugs to be administered more effectively and with improved patient compliance compared to alternative methods of drug administration, such as ingestion and injection.

Since inception, we have been engaged primarily in research and development. We have not generated any meaningful revenues from operations and we have sustained significant operating losses. We anticipate that we will continue to incur significant operating losses for the foreseeable future. We cannot guarantee that we will be successful in commercializing our products, or that we will ever become profitable. As of December 31, 2007, we had an accumulated deficit of $90,847,978. Our product candidates are in discovery or developmental stages and must undergo a rigorous regulatory approval process, which includes costly and extensive pre-clinical and clinical testing, to demonstrate safety and efficacy before we can market any resulting product. To date, neither the FDA nor any of its international equivalents has approved any of our product candidates for marketing. Please see our financial statements included elsewhere in this Annual Report on Form 10-K for a more detailed description of our financial history.

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

We expect to continue spending funds on developing and seeking regulatory approval of our lead product candidates, EcoNail and pexiganan. Ultimately, if we receive regulatory approval for either product, significant expenses will be incurred in connection with its commercialization. In addition, we also plan to identify and develop, internally, through in-licensing, or through other collaborative arrangements, additional product candidates and technologies that fit within our growth strategy. If we identify potential product candidates, we will incur additional costs in connection with testing and seeking regulatory approval of those product candidates.

On October 10, 2007, the Company entered into a Securities Purchase Agreement, pursuant to which the Company issued in a private placement 5,891,667 shares of its common stock and five-year warrants to purchase 1,767,500 shares of the Company’s common stock at an exercise price of $0.60 per share, for aggregate proceeds of $3,535,000. In connection with the private placement, all of the 752.25 then outstanding shares of the Company’s Series C Cumulative Convertible Preferred Stock were converted into a total of 12,571,850 shares of common stock. In addition, outstanding warrants to purchase 8,648,102 shares of common stock previously issued with the Series C Preferred have been reset to purchase 17,885,848 shares of common stock at an exercise price of $0.60 per share, pursuant to anti-dilution provisions of those warrants.

In connection with the private placement, the Company entered into a Director Designation Agreement dated as of October 1, 2007 with SCO Capital Partners, LLC (“SCO”), a current stockholder and a purchaser in the private placement, pursuant to which, for so long as SCO holds 20% of the Company’s outstanding common stock, SCO has the right to designate two individuals to serve on the Company’s board of directors. SCO previously held the right to designate two individuals to serve on the Company’s board of directors for so long as it held 20% of the Company’s outstanding Series C Preferred.

We believe that our existing cash, cash equivalents and short term investments of

$3,182,766 as of December 31, 2007 will be sufficient to meet our current operating plan into the fourth quarter of 2008. The audit report of Vitale, Caturano & Company, Ltd., our independent registered public accounting firm, on our 2007 financial statements includes an explanatory paragraph concerning our ability to continue as a going concern. The inclusion of this explanatory paragraph may materially and adversely affect our ability to raise new capital. The Company’s continuation as a going concern depends on its ability to obtain additional financing, to consummate a strategic transaction or to make alternative arrangements to fund its operations, which cannot be guaranteed. There can be no assurance that the Company will be able to obtain additional financing, to consummate a strategic transaction, or to make alternative arrangements to fund its operations. The Company’s cash requirements may vary materially from those now planned because of changes in the focus and direction of its research and development programs, identification of additional product candidates and technologies, competitive and technical advances, patent developments or other developments related to the status of fund raising.

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

Because a significant portion of our research and development expenses (including laboratory supplies, travel, dues and subscriptions, temporary help costs, consulting costs and allocable costs such as occupancy and depreciation) benefit multiple projects or our drug delivery technologies in general, we do not track these expenses by project. On August 31, 2005, we discontinued all research and development activities and terminated substantially all of our non-management personnel. For the fiscal year ended December 31, 2007, we spent $2,135,393 on research and development, including $724,908 in costs associated with the clinical trial for EcoNail, $1,222,123 in costs associated with the in-licensing of pexiganan acetate from Genaera, and $188,362 in costs not specifically tracked to a project. Opterone was not in a clinical trial in 2007. For the fiscal year ended December 31, 2006, we spent $679,759 on research and development, including $591,008 in costs associated with the clinical trial for EcoNail, and $88,751 in costs not specifically tracked to a project. Opterone was not in a clinical trial in 2006. For the fiscal year ended December 31, 2005, we spent $2,291,721 on research and development, including $229,650 and $111,739 in costs associated with clinical trials for EcoNail and Opterone, respectively, and $1,950,332 in costs not specifically tracked to a project. For the year ending December 31, 2008, we expect to continue spending funds on product development, which we estimate may cost up to $1,000,000.

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

Deferred Taxes. As part of the process of preparing our financial statements we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatments of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities. In addition, as of December 31, 2007, we had federal tax net operating loss carryforwards of approximately $77,284,666, which expire through 2027. We also have research and development credit carryforwards of $1,521,990. We have recorded a valuation allowance to fully offset against these otherwise recognizable net deferred tax assets due to the uncertainty surrounding the timing of the realization of the tax benefit. In the event that we determine in the future that we will be able to realize all or a portion of the net deferred tax benefit, an adjustment to deferred tax valuation allowance would increase net income in the period in which such a determination is made. The utilization of net operating loss carryforwards and credits available to be used in any given year may be limited in the event of significant changes in ownership interest, as defined.

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

Results of Operations

Year Ended December 31, 2007 Compared to the Year Ended December 31, 2006

The Company had no revenues for the years ended December 31, 2007 and 2006, respectively. For the year ending December 31, 2008, we do not expect to have any revenues.

Research and development costs for 2007 increased by $1,455,634 from $679,759 in 2006 to $2,135,393 in 2007, a 214.1% increase. The increase is attributable to the in licensing costs of the pexiganan acetate product of $1,222,123 and an increase in the costs for the EcoNail clinical trial of $133,900 and an increase in general costs of $99,611. Current operating plans call for the Company to spend approximately $1,000,000 on research and development in the year ending December 31, 2008.

Marketing, general and administrative costs for 2007 increased by $1,988 or less then 1% to $3,714,994, from $3,713,006 in 2006. The increase was attributable to increases of $129,498 in legal and accounting fees associated with certain SEC filings, $239,119 in patent and research fees and $223,636 in consulting and investor relations expenses. The above increases were offset by decreases of $286,379 in stock based compensation, $12,836 in payroll and related expenses, $40,934 in insurance premiums, $84,778 in filing and registration fees, $56,504 in rent and office related expenses, a reduction of the Delaware state franchise tax of $52,590 and a decrease in travel, conference and related expenses of $56,129. The current operating plan calls for the Company to spend up to approximately $1,200,000 in marketing, general and administrative expenses in the year ending December 31, 2008.

For the year ended December 31, 2007, other income was a loss of $3,015,795 compared to a gain of $6,344,044 for the year ended December 31, 2006. This loss is primarily a non-cash decrease as a result of a change in the valuation of warrants in accordance with EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in a Company’s Own Stock” to reflect a decline in the exercise price of warrants outstanding which increases the value of the warrant liability. As a result, the fair value of the warrant liability increased by $3,206,390. Interest income for the year December 31, 2007 decreased by $158,834 to $84,595 compared to interest income of $243,429 for the year ended December 31, 2006. The decrease in interest income is due to the smaller amounts of cash available for investing purposes and lower interest rate returns available for the cash that is invested.

For the reasons described above, the Company’s financial statements reflect a net loss of $8,866,182 for the year ended December 31, 2007, compared to net income of $1,951,279 for the year ended December 31, 2006.

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

Marketing, general and administrative costs for 2006 increased by $724,914, or 24.3% to $3,713,006, from $2,988,092 in 2005. The increase was primarily attributable to the Company’s adoption of SFAS No. 123(R), which requires the expensing of stock options granted to employees based on the fair value on the date of the grant, resulting in an expense of $941,127. In addition, expenses related to conferences and investor meetings increased by approximately $265,311. The effect of these amounts on marketing, general and administrative expenses for the year 2006 was partially offset by savings attributable to a staff reduction in August 2005 which resulted in a reduction of salary and related expenses of approximately $603,428 during the year ended December 31, 2006.

For the year ended December 31, 2006, other income increased by $6,278,494 to $6,344,044 compared to $65,550 for the year ended December 31, 2005. This gain is primarily a non-cash increase as a result of a change in the valuation of warrants in accordance with EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in a Company’s Own Stock” to reflect a decline in price of our common stock for which the warrants are exercisable. As a result, the fair value of the warrant liability decreased by $6,100,615. Interest income for the year December 31, 2006 increased by $177,879 to $243,429 compared to interest income of $65,550 for the year ended December 31, 2005. The increase in interest income is due to the higher amounts of cash available for investing purposes and higher interest rate returns available for the cash that is invested.

For the reasons described above, the Company’s financial statements reflect a net income of $1,951,279 for the year ended December 31, 2006 compared to a net loss of $(5,760,475) for the year ended December 31, 2005.

Liquidity and Capital Resources

Since inception, our primary source of funding for our operations has been the private and public sale of our securities, and, to a lesser extent, the licensing of our proprietary technology and products, research collaborations, feasibility studies, government grants and the limited sales of products and test materials.

At December 31, 2007, working capital was approximately $2.9 million, compared to $4.8 million at December 31, 2006. The decrease in our working capital reflects use of funds for operations partially offset by the capital raise of $3.5 million in October 2007.

On April 19, 2005, we sold approximately 65,040 shares of our common stock to institutional investors and to certain executive officers and directors of the Company for $815,000 in gross proceeds ($601,342 net of issuance costs). The investors also received warrants to purchase approximately 32,520 shares of common stock at exercise prices of $14.70 for the institutional investors and $21.84 for the officers and directors. On December 23, 2005, we sold 250 shares of Series C Cumulative Convertible Preferred Stock for $2,500,000 in gross proceeds ($2,125,943 net of issuance costs) in a private placement to institutional investors. The investors also received warrants to purchase 4,999,997 shares of common stock at an exercise price of $0.60 per share. On February 13, 2006, we sold 575.5 shares of our Series C Cumulative Convertible Preferred Stock for $5,755,000 in gross proceeds ($5,186,908 net of issuance costs) in a private placement to institutional investors. The investors also received warrants to purchase 11,472,518 shares of the Company’s common stock at an exercise price of $0.60 per share.

On October 10, 2007, the Company entered into a Securities Purchase Agreement, pursuant to which the Company issued in a private placement 5,891,667 shares of its common stock and five-year warrants to purchase 1,767,500 shares of the Company’s common stock at an exercise price of $0.60 per share, for gross proceeds of $3,535,000 ($3,046,245 net of issuance costs). In connection with the private placement, all of the 752.25 then outstanding shares of the Company’s Series C Cumulative Convertible Preferred Stock were converted into a total of 12,571,850 shares of common stock. In addition, outstanding warrants to purchase 8,648,102 shares of common stock previously issued with the Series C Preferred have been reset to purchase 17,885,848 shares of common stock at an exercise price of $0.60 per share, pursuant to anti-dilution provisions of those warrants.

In connection with the private placement, the Company entered into a Director Designation Agreement dated as of October 1, 2007 with SCO Capital Partners, LLC (“SCO”), a current stockholder and a purchaser in the private placement, pursuant to which, for so long as SCO holds 20% of the Company’s outstanding common stock, SCO has the right to designate two individuals to serve on the Company’s board of directors. SCO previously held the right to designate two individuals to serve on the Company’s board of directors for so long as it held 20% of the Company’s outstanding Series C Preferred.

Until such time as we obtain agreements with third-party licensees or partners to provide funding for our anticipated business activities, or otherwise generate revenue from the commercialization of our products, we will use our working capital to fund our operating activities.

There were no capital expenditures or patent development costs for the year ended December 31, 2007. There were no capital expenditures and patent development costs were $40,770 for the year ended December 31, 2006. We anticipate no additional capital and patent expenditures for the fiscal year ending December 31, 2008.

As of December 31, 2007, we had $3,182,766 in cash, cash equivalents and short-term investments. We believe that our existing cash, cash equivalents and short-term investments will be sufficient to meet our current operating plan into the fourth quarter of 2008. The audit report of Vitale, Caturano & Company, Ltd., our independent registered public accounting firm, on our 2007 financial statements includes an explanatory paragraph concerning our ability to continue as a going concern. The inclusion of this explanatory paragraph may materially and adversely affect our ability to raise new capital. The Company’s continuation as a going concern depends on its ability to obtain additional financing, to consummate a strategic transaction or to make alternative arrangements to fund its operations, which cannot be guaranteed. Our cash requirements may vary materially from those now planned because of changes in the focus and direction of our research and development programs, competitive and technical advances, patent developments or other developments. To continue to operate, the Company will require significant additional funding. The Company is assessing opportunities to raise capital and expects to continue financing operations through sales of securities, strategic alliances and other financing vehicles, if any, that might become available to the Company on terms that it deems acceptable. The Company cannot assure that sufficient funds will be available to the Company, if they are available at all, to enable the Company to continue to operate. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We do not enter into financial instrument transactions for trading or speculative purposes. We do not intend to establish any special purpose entity and do not have any material off balance sheet financing transactions. We do not believe that inflation will have any significant effect on the results of our operations.

At December 31, 2007, the Company had no long-term contractual obligations.

Recent Accounting Pronouncements

In September 2006, the FASB issued FAS No. 157, “Fair Value Measurements” (“FAS 157”). FAS 157 establishes a common definition of fair value to be used whenever GAAP requires (or permits) assets or liabilities to be measured at fair value, and does not expand the use of fair value in any new circumstances. It also requires expanded disclosure about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. In addition, in February 2007, the FASB issued FAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-including an amendment of FASB Statement No. 115” (“FAS 159”). FAS 159 expands the use of fair value accounting but does not affect existing standards that require assets or liabilities to be carried at fair value. Under FAS 159, a company may elect to use fair value to measure most financial assets and liabilities and any changes in fair value are recognized in earnings. The fair value election is irrevocable and generally made on an instrument-by-instrument basis, even if a company has similar instruments that it elects not to measure based on fair value. Both FAS 157 and FAS 159 will be effective for the Company on January 1, 2008. On February 12, 2008, the FASB issued proposed FASB Staff Position No. FAS No. 157-2, “Effective Date of FASB Statement No. 157” which defers the effective date for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (that is, at least annually) to fiscal years beginning after November 15, 2008. The Company does not expect the adoption of FAS 157 and FAS 159 will have a material impact on its financial statements upon adoption.

In December 2007, the FASB issued FAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements-an amendment of Accounting Research Bulletin No. 51” (“FAS 160”). FAS 160 clarifies the classification in a company’s consolidated balance sheet and the accounting for and disclosure of transactions between the company and holders of noncontrolling interests. FAS 160 is effective for the Company January 1, 2009. Early adoption is not permitted. The Company does not expect the adoption of FAS 160 to have a material impact on its financial statements upon adoption.

Selected Quarterly Financial Data (Unaudited)

	First	Second	Third	Fourth
2007 Quarters
Revenues	$——	$——	$——	$——
Loss from Operations	(1,302,760)	(1,155,902)	(1,342,713)	(2,049,012)
Net (Loss) Income	(1,528,093)	(2,600,293)	(739,795)	(3,998,001)
Net (Loss) Income Attributable to Common Stockholders	(1,720,792)	(2,793,393)	(929,403)	(7,242,540)
Basic Net (Loss) Income per Common Share	$(0.62)	$(0.86)	$(0.25)	$(0.35)
Diluted Net (Loss) Income per Common Share	$(0.62)	$(0.86)	$(0.25)	$(0.35)
2006 Quarters
Revenues	$——	$——	$——	$——
Loss from Operations	(1,207,109)	(1,066,803)	(1,160,767)	(958,086)
Net Income (Loss)	(1,991,360)	4,410,432	685,163	(1,152,956)
Net Income (Loss) Attributable to Common Stockholders	(2,142,907)	4,205,008	481,164	(1,355,947)
Basic Net Income (Loss) per Common Share	$(1.98)	$3.86	$0.33	$(0.64)
Diluted Net Income (Loss) per Common Share	$(1.98)	$0.57	$0.08	$(0.64)

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Cash, Cash Equivalents and Short-Term Investments

As of December 31, 2007, we were exposed to market risks, which relate primarily to changes in U.S. interest rates. Our cash equivalents and short-term investments are subject to interest rate risk and will decline in value if interest rates increase. Due to the short duration of these financial instruments, generally one year or less, changes in interest rates would not have a material effect on our financial position. A hypothetical 10% change in interest rates would not have a material effect on our Statement of Operations or Cash Flows for the twelve months ending December 31, 2007, based on December 31, 2007 balances.

The foregoing statements in this report include forward-looking statements that involve risks and uncertainties. The Company’s actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include those discussed or referred to in Item 1A, Risk Factors.

Item 8.	Financial Statements and Supplementary Data.

The information required under this Item 8 is set forth on pages 44 through 67 of this report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of MacroChem Corporation:

We have audited the accompanying balance sheets of MacroChem Corporation (the “Company”) as of December 31, 2007 and 2006, and the related statements of operations, stockholders’ deficit/equity, and cash flows for each of the years in the three-year period ended December 31. 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the auditing standards of the Public Company Accounting Standards Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the accompanying financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements of December 31, 2007, the Company’s recurring losses and need to obtain additional financing raise substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of the uncertainty.

As discussed in Note 1 to the financial statements, effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standard No. 123R "Share Based Payment”.

/s/ VITALE, CATURANO & COMPANY, LTD.

Boston, Massachusetts

March 12, 2008

MACROCHEM CORPORATION

BALANCE SHEETS

	December 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$2,423,519	$738,264
Short-term investments	759,247	4,157,038
Prepaid expenses and other current assets	131,047	153,660
Total current assets	3,313,813	5,048,962

Property and equipment, net	22,042	37,391

Patents, net	517,600	567,604
Total assets	$3,853,455	$5,653,957

LIABILITIES
Current liabilities:
Accounts payable	$94,439	$85,473
Accrued expenses and other liabilities	310,195	183,362
Total current liabilities	404,634	268,835

Warrants liability	4,076,488	870,098
Total liabilities	4,481,122	1,138,933

Commitments and contingencies (Note 6)

Preferred stock, $.01 par value, 6,000,000 shares authorized; liquidation value of $0 and $8,053,400, 0 and 805 shares Series C Convertible issued and outstanding at December 31, 2007 and December 31, 2006, respectively (Note 5)	——	333,783

STOCKHOLDERS’ (DEFICIT) EQUITY
Common stock, $.01 par value, 100,000,000 shares authorized;
22,500,026 and 2,620,679 shares issued at December 31, 2007 and December 31, 2006, respectively	225,000	26,206
Additional paid-in capital	90,054,421	85,599,924
Accumulated deficit	(90,847,978)	(81,385,779)
Less treasury stock, at cost, 529 shares at December 31, 2007 and December 31, 2006	(59,110)	(59,110)
Total stockholders’ (deficit) equity	(627,667)	4,181,241

Total liabilities and stockholders’ (deficit) equity	$3,853,455	$5,653,957

See notes to financial statements.

MACROCHEM CORPORATION

STATEMENTS OF OPERATIONS

	Fiscal Year Ended December 31,
	2007	2006	2005
REVENUES:	$——	$——	$——

OPERATING EXPENSES:
Research and development	2,135,393	679,759	2,291,721
Marketing, general and administrative	3,714,994	3,713,006	2,988,092
Costs associated with staff reduction and transition agreements	——	——	546,212
TOTAL OPERATING EXPENSES	5,850,387	4,392,765	5,826,025

LOSS FROM OPERATIONS	(5,850,387)	(4,392,765)	(5,826,025)

OTHER INCOME (LOSS):
Interest income	84,595	243,429	65,550
(Loss) Gain on change in value of warrant liability	(3,206,390)	6,100,615	——
Gain on sale of equipment	106,000	——	——
TOTAL OTHER INCOME (LOSS) (NOTES 1 and 5)	(3,015,795)	6,344,044	65,550

NET (LOSS) INCOME	$(8,866,182)	$1,951,279	$(5,760,475)

BENEFICIAL CONVERSION FEATURE (NOTE 5)	$(3,223,929)	$(11,895)	$(330,243)

DIVIDEND ON SERIES C CUMULATIVE PREFERRED STOCK	$(596,017)	$(752,066)	$——

NET (LOSS) INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(12,686,128)	$1,187,318	$(6,090,718)

BASIC NET (LOSS) INCOME PER COMMON SHARE	$(1.66)	$0.84	$(6.25)

DILUTED NET (LOSS) INCOME PER COMMON SHARE	$(1.66)	$0.24	$(6.25)

WEIGHTED AVERAGE SHARES USED TO COMPUTE BASIC NET (LOSS) INCOME PER COMMON SHARE	7,635,313	1,423,665	974,367

WEIGHTED AVERAGE SHARES USED TO COMPUTE DILUTED NET (LOSS) INCOME PER COMMON SHARE	7,635,313	8,260,510	974,367

See notes to financial statements.

MACROCHEM CORPORATION

STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY

	Common Stock Shares		Common Stock	Additional Paid-In Capital	Accumulated Deficit	Subtotal	Cost of Treasury Stock	Total Stockholders’ (Deficit) Equity
	Issued	Treasury

BALANCE, DECEMBER 31, 2004	926,285	(1,482)	$9,263	$83,320,908	$(76,824,517)	$6,505,654	$(169,150)	$6,336,504

Exercise of warrants	6,012	——	60	87,440	——	87,500	——	87,500
Stock issued to 401(k) trust	——	953	——	(94,431)	——	(94,431)	110,040	15,609
Issuance of common stock, net	65,141	——	651	417,430	——	418,081	——	418,081
Issuance of warrants in connection with sale of common stock	——	——	——	183,260	——	183,260	——	183,260
Net loss	——	——	——	——	(5,760,475)	(5,760,475)	——	(5,760,475)
BALANCE, DECEMBER 31, 2005	997,438	(529)	$9,974	$83,914,608	$(82,584,992)	$1,339,590	$(59,110)	$1,280,480

Non-cash dividend on preferred stock	1,429,700	——	14,297	737,769	(752,066)	——	——	——
Stock-based compensation expense	——	——	——	941,127	——	941,127	——	941,127
Conversion of preferred stock to common	193,541	——	1,935	6,420	——	8,355	——	8,355
Net income	——	——	——	——	$1,951,279	$1,951,279	——	$1,951,279
BALANCE, DECEMBER 31, 2006	2,620,679	(529)	$26,206	$85,599,924	$(81,385,779)	$4,240,351	$(59,110)	$4,181,241
Non-cash dividend on preferred stock	899,437	——	8,995	587,022	(596,017)	——	——	——
Stock-based compensation expense	——	——	——	654,747	——	654,747	——	654,747
Conversion of preferred stock to common	13,050,744	——	130,507	203,275	——	333,782	——	333,782
Sale of common stock, net of issuance costs	5,891,666	——	58,917	2,987,328	——	3,046,245	——	3,046,245
Exercise of warrants	37,500	——	375	22,125	——	22,500	——	22,500
Net loss	——	——	——	——	(8,866,182)	(8,866,182)	——	(8,866,182)
BALANCE, DECEMBER 31, 2007	22,500,026	(529)	$225,000	$90,054,421	$(90,847,978)	$(568,557)	$(59,110)	$(627,667)

See notes to financial statements.

MACROCHEM CORPORATION

STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2007	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(8,866,182)	$1,951,279	$(5,760,475)

Adjustments to reconcile net (loss) income to net cash used by operating activities:
Depreciation and amortization	65,352	87,031	175,024
Stock-based compensation	654,747	941,127	——
401(k) contributions in company common stock	——	——	15,610
Deferred rent	——	——	(5,509)
Loss (Gain) on change in value of warrant liability	3,206,390	(6,100,615)	——
Change in assets and liabilities:
Prepaid expenses and other current assets	22,613	(46,900)	222,147
Accounts payable and accrued expenses	135,799	(106,195)	(392,821)

Net cash used in operating activities	(4,781,281)	(3,274,272)	(5,746,024)

CASH FLOWS FROM INVESTING ACTIVITIES:
Sales of short-term investments	3,397,791	——	1,185,406
Purchases of short-term investments	——	(4,157,038)	——
Expenditures for property and equipment	——	——	(14,519)
Additions to patents	——	(40,770)	(105,080)

Net cash provided by (used in) investing activities	3,397,791	(4,197,808)	1,065,807

CASH FLOWS FROM FINANCING ACTIVITIES:

Net proceeds from issuance of Series C Cumulative Convertible Preferred Stock	——	5,186,908	2,125,943
Net proceeds from sale of common stock	3,046,245	——	601,342
Proceeds from exercise of warrants	22,500	——	87,500

Net cash provided by financing activities	$3,068,745	$5,186,908	$2,814,785

See notes to financial statements.	(Continued)

MACROCHEM CORPORATION

STATEMENTS OF CASH FLOWS (Continued)

	Years Ended December 31,

	2007	2006	2005

NET CHANGE IN CASH AND CASH EQUIVALENTS	$1,685,255	$(2,285,172)	$(1,865,432)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	738,264	3,023,436	4,888,868

CASH AND CASH EQUIVALENTS, END OF YEAR	$2,423,519	$738,264	$3,023,436

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid for taxes	$——	$——	$——
Cash paid for interest	$——	$——	$——
Non-cash dividend to Series C Preferred stockholders	$596,017	$752,066	$——
Beneficial conversion feature associated with Series C Preferred Stock	$3,223,929	$11,895	$330,243
Conversion of Series C Preferred Stock to Common Stock	$333,782	$8,355	$——

See notes to financial statements.

MACROCHEM CORPORATION

NOTES TO FINANCIAL STATEMENTS

1.	Nature of Business and Summary of Significant Accounting Policies.

MacroChem Corporation (the “Company”) is a specialty pharmaceutical company that develops and seeks to commercialize pharmaceutical products using its proprietary drug delivery technologies.

The Company has been engaged primarily in research and development since its inception in 1981 and has derived limited revenues from the commercial sale of its products, licensing of certain technology and feasibility studies. The Company has had no revenues relating to the sale of any products currently under development. The Company has incurred losses from operations every year since its inception and the Company anticipates that operating losses may continue for the foreseeable future. At December 31, 2007 and 2006, the Company’s accumulated deficit was approximately $90.8 million and $81.4 million, respectively . The audit report of Vitale, Caturano & Company, Ltd., our independent registered public accounting firm, on our 2007 financial statements includes an explanatory paragraph concerning our ability to continue as a going concern. The inclusion of this explanatory paragraph may materially and adversely affect our ability to raise new capital. To continue to operate, the Company will require significant additional funding. The Company is assessing opportunities to raise capital and expects to continue financing operations through sales of securities, strategic alliances and other financing vehicles, if any, that might become available to the Company on terms that it deems acceptable. The Company cannot assure that sufficient funds will be available to the Company, if they are available at all, to enable the Company to continue to operate. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company believes that its existing cash, cash equivalents and short-term investments will be sufficient to fund current operations under the Company’s current plan into the fourth quarter of 2008. The Company’s cash requirements may vary materially from those now planned because of changes in the focus and direction of its research and development programs, competitive and technical advances, patent developments or other developments.

The Company organizes itself as one segment reporting to the chief executive officer. Products and services consist primarily of research and development activities in the pharmaceutical industry.

Accounting Estimates – The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The primary estimates underlying the Company’s financial statements include the fair market value of warrants included in liabilities, the carrying value and useful lives of the Company’s patents and property and equipment, the valuation allowance established for the Company’s deferred tax assets, and the underlying assumptions to apply the pricing model to value stock options under SFAS No. 123(R). Management bases its estimates on certain assumptions, which it believes are reasonable in the circumstances, and while actual results could differ from those estimates, management does not believe that any change in those assumptions in the near term would have a significant effect on the financial position or the results of operations.

Fair Value of Financial Instruments – The carrying amounts of cash, cash equivalents, short-term investments, accounts payable and accrued expenses approximate their fair value because of their short-term nature.

Cash and Cash Equivalents – Cash and cash equivalents at December 31, 2007 and 2006 are primarily comprised of highly liquid investments with a maturity of three months or less when purchased. Short-term investments are liquid certificates of deposit with a carrying value of $759,247 at December 31, 2007 and $4,157,038 at December 31, 2006.

Property and Equipment – Property and equipment are stated at cost. Depreciation and amortization are provided on the straight-line method over the estimated useful lives of the related assets, which range from three to ten years.

Patents – The Company has filed applications for United States and foreign patents covering aspects of its technology. Costs and expenses incurred in connection with pending patent applications are deferred. Costs related to successful patent applications are amortized over the estimated useful lives of the patents, not exceeding 20 years, using the straight-line method. Accumulated patent costs and deferred patent application costs related to patents that are considered to have limited future value are charged to expense. Accumulated amortization aggregated approximately $426,231 and $376,228, respectively, at December 31, 2007 and 2006. On an on-going basis, the Company evaluates the recoverability of the net carrying value of various patents by reference to the patent’s expected use in drug and other research activities as measured by outside interest in the Company’s patented technologies and management’s determination of potential future uses of such technologies.

Long-lived Assets – The Company reviews its long-lived assets for impairment when events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable. Recoverability of such assets to be held and used is measured by a comparison of the carrying amount of the asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.

Research and Development – Research and development costs are charged to operations as incurred. Such costs include proprietary research and development activities and expenses associated with research and development contracts, whether performed by the Company or contracted with independent third parties.

Stock Based Compensation – Adoption of SFAS 123(R)

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

Stock based compensation expense for the years ended December 31, 2007, 2006 and 2005 is as follows:

	Year Ended December 31,
	2007	2006	2005

Research and development	$——	$——	$——
Marketing, general and administrative	654,747	941,127	——
	$654,747	$941,127	$——

On November 10, 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position SFAS 123(R)-3 “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards.” The Company has elected to adopt the alternative transition method provided the FASB Staff Position for calculating the tax effects (if any) of stock-based compensation expense pursuant to SFAS 123(R). The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool related to the tax effects of employee stock-based compensation, and to determine the subsequent impact to the additional paid-in capital pool and the consolidated statements of operations and cash flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of SFAS 123(R).

Income Taxes – The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the Company’s financial statements or tax returns. Deferred tax assets and liabilities are determined based upon the difference between the financial reporting basis and the tax basis of existing assets and liabilities using enacted tax rates expected to be in effect in the year(s) in which the differences are expected to reverse. A valuation allowance is provided against deferred tax assets if it is more likely than not that such assets will not be realized.

Reverse Stock Split - On December 30, 2005, the Company implemented a 1-for-7 reverse stock split of its common stock and on February 9, 2006, the Company implemented a subsequent 1-for-6 reverse stock split of its common stock. Unless otherwise noted, data used throughout the Financial Statements have been adjusted to reflect these reverse splits.

Basic and Diluted (Loss) Income Per Share – Basic earnings per share is computed using the weighted average number of common shares outstanding during each year. Diluted earnings per common share for the year ended December 31, 2006 reflect the effect of the Company’s outstanding Series C Convertible Preferred shares, options and warrants, except where such items would be anti-dilutive. For the years ended December 31, 2007 and 2005, potential common shares are not included in the per share calculations for diluted EPS, because the effect of their inclusion would be anti-dilutive. Anti-dilutive potential shares from stock options and warrants not included in per share calculations under the treasury stock method for 2007, 2006 and 2005 were 18,000, 9,769,170 and 2,807,673 shares, respectively.

Basic and Diluted Income (Loss) Per Share	Year Ended December 31,
	2007	2006	2005
Basic net (loss) income attributable to common stockholders	$(12,686,128)	$1,187,318	$(6,090,718)
Dividend on Series C Cumulative Preferred Stock	$——	$752,066	$——
Net (loss) income used to compute diluted net (loss) income per common share	$(12,686,128)	$1,939,384	$(6,090,718)
Basic net (loss) income per common share	$(1.66)	$0.84	$(6.25)
Diluted net (loss) income per common share	$(1.66)	$0.24	$(6.25)
Weighted average shares used to compute basic net (loss) income per common share	7,635,313	1,423,665	974,367
Weighted average shares used to compute diluted net (loss) income per common share	7,635,313	8,260,510	974,367

Recent Accounting Pronouncement– In September 2006, the FASB issued FAS No. 157, “Fair Value Measurements” (“FAS 157”). FAS 157 establishes a common definition of fair value to be used whenever GAAP requires (or permits) assets or liabilities to be measured at fair value, and does not expand the use of fair value in any new circumstances. It also requires expanded disclosure about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. In addition, in February 2007, the FASB issued FAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-including an amendment of FASB Statement No. 115” (“FAS 159”). FAS 159 expands the use of fair value accounting but does not affect existing standards that require assets or liabilities to be carried at fair value. Under FAS 159, a company may elect to use fair value to measure most financial assets and liabilities and any changes in fair value are recognized in earnings. The fair value election is irrevocable and generally made on an instrument-by-instrument basis, even if a company has similar instruments that it elects not to measure based on fair value. Both FAS 157 and FAS 159 will be effective for the Company on January 1, 2008. On February 12, 2008, the FASB issued proposed FASB Staff Position No. FAS No. 157-2, “Effective Date of FASB Statement No. 157” which defers the effective date for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (that is, at least annually) to fiscal years beginning after November 15, 2008. The Company does not expect the adoption of FAS 157 and FAS 159 will have a material impact on its financial statements upon adoption.

In December 2007, the FASB issued FAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements-an amendment of Accounting Research Bulletin No. 51” (“FAS 160”). FAS 160 clarifies the classification in a company’s consolidated balance sheet and the accounting for and disclosure of transactions between the company and holders of noncontrolling interests. FAS 160 is effective for the Company January 1, 2009. Early adoption is not permitted. The Company does not expect the adoption of FAS 160 to have a material impact on its financial statements upon adoption.

2.	Property and Equipment.

Property and equipment consists of the following as of December 31:

	2007	2006

Laboratory equipment	$1,069,282	$1,139,249
Office equipment	489,459	489,459
Leasehold improvements	250,049	250,049
Total	1,808,790	1,878,757

Less: accumulated depreciation	(1,786,748)	(1,841,366)

Property and equipment, net	$22,042	$37,391

3.	Accrued Expenses.

Accrued expenses and other liabilities consists of the following as of December 31:

	2007	2006

Accrued professional fees	$143,279	$98,300
Accrued vacation	54,504	31,103
Accrued other	112,412	53,959

	$310,195	$183,362

4.       Stock-Based Compensation

Stock Incentive Plans – The Company has granted options to purchase the Company’s common stock to employees and directors under various stock incentive plans. Under the plans, employees and non-employee directors are eligible to receive awards of various forms of equity-based incentive compensation, including stock options, restricted stock, and performance awards, among others. The plans are administered by the Board of Directors or the Compensation Committee of the Board of Directors, which determine the terms of the awards granted. Stock options are generally granted with an exercise price equal to the market value of a share of common stock on the date of grant, have a term of ten years or less, and vest over terms of two to three years from the date of grant.

Stock Option Plans – The Company has two stock option plans, the 1994 Equity Incentive Plan (1994 Plan) and the 2001 Incentive Plan (the 2001 Plan).

Under the terms of the 1994 Plan, the Company may no longer award any options. All options previously granted under the 1994 Plan may be exercised at any time up to ten years from the date of award.

Under the terms of the 2001 Plan, the Company may grant options to purchase up to a maximum of 2,373,809 shares of common stock to certain employees, directors and consultants. On April 9, 2007, at the Company’s Annual Meeting of Stockholders, the Company’s stockholders approved an amendment to the Company’s 2001 Incentive Plan to increase the number of shares of Common Stock authorized for issuance under the Incentive Plan by 1,000,000 from 1,373,809, resulting in a maximum of 2,373,809 shares of Common Stock that may be granted as options. The options may be awarded as incentive stock options (employees only) and non-incentive stock options (certain employees, directors and consultants).

The 2001 Plan and the 1994 Plan state that the exercise price of options shall not be less than fair market value at the date of grant. The 2001 Plan has a total of 2,373,809 shares reserved for issuance. As of December 31, 2007, there were outstanding options to purchase 3,020,249 shares of common stock with 238,669 shares remaining available for future grants.

Stock-Based Compensation–Effective January 1, 2006, the Company adopted FAS No. 123(R), “Accounting for Stock-Based Compensation,” (“FAS 123(R)”) using the modified prospective method, which results in the provisions of FAS 123(R) being applied to the financial statements on a going-forward basis. FAS 123(R) requires companies to recognize stock-based compensation awards granted to its employees as compensation expense on a fair value method. Under the fair value recognition provisions of FAS 123(R), stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the service period, which generally represents the vesting period. The grant date fair value of stock options is calculated using the Black-Scholes option-pricing model and the grant date fair value of restricted stock is based on intrinsic value. The expense recognized over the service period is required to include an estimate of the awards that will be forfeited.

All stock-based awards to non-employees are accounted for at their fair market value in accordance with FAS 123(R) and Emerging Issues Task Force No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” Under this method, the equity-based instrument was valued at either the fair value of the consideration received or the equity instrument issued on the date of grant. The resulting compensation cost was recognized and charged to operations over the service period, which was usually the vesting period.

For purposes of recording stock based compensation expense as required by Statement No. 123(R), the fair values of each stock option granted under the Company’s stock option plan for the fiscal years ended December 31, 2007 and 2006, respectively, were estimated as of the date of grant using the Black-Scholes option-pricing model.

The fair values of all stock option grants issued were determined using the following assumptions:

	Year Ended December 31,
	2007	2006
Risk-free interest rate	3.66%	4.86%
Expected life of option grants	6 years	6 years
Expected volatility of underlying stock	115%	102%
Expected dividend payment rate, as a percentage of the stock price on the date of grant	0%	0%

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

The expected life of employee stock options represents the weighted-average period the stock options are estimated to remain outstanding. The expected life of employee stock options is, in part, a function of the options’ remaining contractual life and the extent to which the option is in-the-money (i.e., the average stock price during the period is above the strike price of the stock option).

SFAS No. 123 requires the presentation of pro forma information for the comparative periods prior to the adoption as if all of the Company’s employee stock options had been accounted for under the fair value method of the original SFAS No. 123. The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation for the year ended December 31, 2005:

2005
Net loss attributable to common stockholders as reported	$(6,090,718)
Add: Stock-based employee compensation expense included in reported net loss	——
Deduct: Total stock-based employee compensation measured using the fair value method	(733,414)

Pro forma net loss	$(6,824,132)

Basic and diluted net loss per share - as reported	$(6.25)

Basic and diluted net loss per share - pro forma	$(7.00)

For purposes of determining the disclosures required by SFAS No. 123, the fair values of each stock option granted in the fiscal year ended December 31, 2005 under the Company’s stock option plan were estimated on the date of grant using the Black-Scholes option-pricing model. The Company granted 9,142 options under its Stock Option Plans for the year ended December 31, 2005.

The Company uses the Black-Scholes option-pricing model to estimate the fair value of the options at the grant date. The weighted average grant date fair value of all stock option grants issued for the year ended December 31, 2005 was $91,907, using the following assumptions:

Year Ended December 31, 2005

Risk-free interest rate	4.25%
Expected dividend yield	0
Volatility	100%
Forfeiture rate	10%
Expected life of option grants (years)	6 years

Stock Option Activity– During the year ended December 31, 2007, the Company granted stock options to existing employees and Directors, as part of the Company’s yearly review process. All such options were granted with exercise prices equal to the current market value of the underlying common stock on the date of grant. Stock option activity was as follows:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Balance, January 1, 2005	51,223	167.16
Granted	39,319	12.67
Exercised	——	——
Canceled	(17,153)	29.85
Balance, December 31, 2005	118,600	132.24
Granted	988,000	1.58
Exercised	——	——
Canceled	(39,003)	136.04
Balance, December 31, 2006	1,067,597	$10.21
Granted	2,095,000	0.63
Exercised	——
Canceled	(142,348)	$2.55
Outstanding at, December 31, 2007	3,020,249	$3.90	8.97	$——

Exercisable, December 31, 2007	753,391	$13.29	8.73	$——
Exercisable, December 31, 2006	408,436	$23.43	8.69	$——
Exercisable, December 31, 2005	88,360	$153.81	3.72	$——

The following table summarizes information relating to currently outstanding and exercisable options as of December 31, 2007 as follows:

		Outstanding	Weighted		Weighted
		Weighted-Average	Average	Exercisable	Average
	Number of	Remaining	Exercise	Number	Exercise
Exercise Price	Shares	Contractual Life (in Yrs)	Price	of Shares	Price
$0.45 - $10.50	2,953,350	9.00	$0.95	688,158	$1.60
$17.22 - $48.30	31,181	5.98	$34.82	31,181	$34.82
$53.34 - $76.44	8,696	5.67	$70.65	7,030	$70.97
$106.30 – $246.75	9,616	3.10	$188.62	9,616	$188.62
$254.94 - $532.90	17,406	2.21	$313.86	17,406	$313.86

As of December 31, 2007, there was $1,037,090 of total expected unrecognized compensation cost related to unvested stock options granted under the Company’s stock-based compensation plans. That cost is expected to be recognized over a period of up to three years.

Stock and Stock Option Issuances to Non-Employees – During 2007 and 2006, there were no options granted to non-employees or consultants.

Stock and Stock Option Issuances Outside the Stock Option Plans – During 2006, options to purchase an aggregate of 945,000 shares of common stock were granted to executive officers and directors of the Company. One third of the options vested on the date of grant and the remaining options vest over a two year period with an exercise price of $1.62. On the date of grant, the per share fair value of these options was $1.62. As of December 31, 2007, 95,000 of these options have canceled.

During 2003, 11,904 shares of restricted stock were granted to Robert J. DeLuccia, the Company’s Chief Executive Officer, of which 3,571 shares vested immediately, with the remainder vesting over two years, with an exercise price of $44.52 per share.

During 2006, 75,000 shares of restricted stock were granted to Robert J. DeLuccia, the Company’s Chief Executive Officer. The restricted stock vests if and when the Company’s common stock trades at or above $4.00 per share for thirty consecutive trading days.

5.	Stockholders’ Equity.

Authorized Capital Stock– Authorized capital stock consists of 100,000,000 shares of $.01 par value common stock of which 22,500,026 shares are issued (22,499,497 are outstanding) and 23,278,733 are reserved for issuance upon exercise of common stock options and warrants at December 31, 2007. Authorized preferred stock totals 6,000,000 shares, of which 500,000 shares have been designated Series A Preferred Stock, 600,000 shares have been designated Series B Preferred Stock and 1,500 shares have been designated Series C Cumulative Convertible Preferred Stock. On December 31, 2006 there were 805 shares of Series C Cumulative Preferred Stock outstanding. The Series C Preferred Stock has a liquidation value of $10,000 per share, is entitled to a dividend of 10% per annum, payable in cash or shares of our common stock at our option, which dividend rate is subject to increase to 14% upon the occurrence of certain events. The Series C Preferred Stock is redeemable at the holder’s election in the event the Company fails or refuses to convert any shares of Series C Preferred Stock in accordance with the terms of the Certificate of Designation, Rights and Preferences of the Series C Preferred Stock. The number of shares of common stock into which each share of Series C Preferred Stock is convertible is determined by dividing the liquidation value per share plus all accrued and unpaid dividends thereon by $1.05. On October 10, 2007, all of the 752.25 then outstanding shares of Series C Preferred Stock were converted into a total of 12,571,850 shares of common stock. As a result of a anti-dilutive provision in the Preferred Stock, the conversion price was reduced to $0.60 from the original $1.05 convertible value resulting in a beneficial conversion charge to common shareholders of $3,223,929. During 1998, the Company’s Board of Directors authorized the repurchase of up to 23,809 shares of common stock at market price. The Company repurchased no shares in 2005, 2006 and 2007. At December 31, 2007, 529 repurchased shares remain available for future use and 16,180 shares are available to be repurchased.

Series C Convertible Preferred Stock– On December 23, 2005, pursuant to the terms of a Preferred Stock and Warrant Purchase Agreement (the “Purchase Agreement”), the Company completed the first closing of a private placement (the “Series C Financing”) in which institutional investors (the “Purchasers”) acquired 250 shares of Series C Cumulative Convertible Preferred Stock (the “Series C Preferred Stock”) and six-year warrants (the “Warrants”) to purchase 2,380,951 shares of common stock at an exercise price of $1.26 per share, for an aggregate purchase price of $2.5 million (the “First Closing”). The net proceeds from the First Closing were $2,125,943. In the second closing of the Series C Financing, on

February 13, 2006, the Company issued to institutional investors 575.5 shares of Series C Preferred Stock and six-year warrants to purchase 5,480,961 shares of the Company’s common stock at an exercise price of $1.26 per share, for an aggregate purchase price of approximately $5.75 million (the “Second Closing”). The net proceeds from the Second Closing were $5,186,908. The terms of the Series C Preferred Stock and Warrants issued in the First Closing and the Second Closing were identical. On October 10, 2007, the Company entered into a Securities Purchase Agreement, pursuant to which the Company issued in a private placement 5,891,667 shares of its common stock and five-year warrants to purchase 1,767,500 shares of the Company’s common stock at an exercise price of $0.60 per share, for aggregate gross proceeds of $3,535,000. In connection with the private placement, all of the 752.25 then outstanding shares of the Company’s Series C Cumulative Convertible Preferred Stock were converted into a total of 12,571,850 shares of common stock. In addition, outstanding warrants to purchase 8,648,102 shares of common stock previously issued with the Series C Preferred have been reset to purchase 17,885,848 shares of common stock at an exercise price of $0.60 per share, pursuant to anti-dilution provisions of those warrants.

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

Stock Sales – On October 10, 2007, the Company entered into a Securities Purchase Agreement, pursuant to which the Company issued in a private placement 5,891,667 shares of its common stock and five-year warrants to purchase 1,767,500 shares of the Company’s common stock at an exercise price of $0.60 per share, for aggregate gross proceeds of $3,535,000. In connection with the private placement, all of the 752.25 then outstanding shares of the Company’s Series C Cumulative Convertible Preferred Stock were converted into a total of 12,571,850 shares of common stock. In addition, outstanding warrants to purchase 8,648,102 shares of common stock previously issued with the Series C Preferred have been reset to purchase 17,885,848 shares of common stock at an exercise price of $0.60 per share, pursuant to anti-dilution provisions of those warrants.

In connection with the private placement, the Company entered into a Director Designation Agreement dated as of October 1, 2007 with SCO Capital Partners, LLC (“SCO”), a current stockholder and a purchaser in the private placement, pursuant to which, for so long as SCO holds 20% of the Company’s outstanding common stock, SCO has the right to designate two individuals to serve on the Company’s board of directors. SCO previously held the right to designate two individuals to serve on the Company’s board of directors for so long as it held 20% of the Company’s outstanding Series C Preferred.

Warrants – On October 10, 2007, in connection with the conversion of its Series C Preferred Stock to shares of common stock, warrants to purchase 8,648,102 shares of common stock previously issued with the Series C Preferred Stock have been reset to purchase 17,885,847 shares with an exercise price of $.60 per share pursuant to anti-dilution provisions in the warrants. On February 13, 2006, the Company closed a private placement in which institutional investors received six-year warrants to purchase 11,510,018 shares of the Company’s common stock at an exercise price of $0.60 per share (“Investor Warrants”). As of December 31, 2007, none of the $0.60 Investor Warrants had been exercised. The placement agent in the transaction received a warrant to purchase approximately 959,166 shares of common stock at a purchase price of $0.60 for a period of six years (“Placement Agent Warrants”). As of December 31, 2007, none of these $0.60 Placement Agent Warrants had been exercised. On December 23, 2005, the Company closed a private placement in which institutional investors received warrants to purchase 4,999,997 shares of common stock at an exercise price of $0.60 per share for a period of six years (“Investor Warrants”). As of December 31, 2007, 37,500 of these $0.60 Investor Warrants had been exercised. The placement agent in this transaction received a warrant to purchase approximately 416,666 shares of common stock at a purchase price of $0.60 for a period of six years (“Placement Agent Warrants”). As of December 31, 2007, none of the $0.60 Placement Agent Warrants had been exercised. In accordance with EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,: the Investor Warrants and the Placement Agent Warrants are included as a liability and valued at fair market value until the Company meets the criteria under EITF 00-19 for permanent equity. Changes in the fair value of such warrants are recorded as a charge or credit to operations each reporting period. The Company valued the Investor Warrants and the Placement Agent Warrants at $4,076,488 on December 31, 2007 using the Black-Scholes model with the following assumptions: a risk-free interest rate of 3.05%, volatility of 114% and a dividend yield of 0%.

On October 10, 2007, the Company closed a private placement in which institutional investors received warrants to purchase approximately 1,767,500 shares of common stock for a period of five years. The exercise price of the warrants is $0.60 per share. The placement agent also received warrants to purchase 589,166 shares of common stock for a period of five years. The exercise price of these warrants is $0.60. At December 31, 2007, none of these warrants had been exercised.

On April 19, 2005, the Company closed a private placement in which institutional investors and certain executive officers and directors of the Company received warrants to purchase approximately 32,520 shares of common stock for a period of five years. The exercise price of the warrants is $14.70 per share for the institutional investors and $21.84 for the participating executive officers and directors. As of December 31, 2007, approximately 6,012 of the $14.70 warrants issued to the institutional investors had been exercised and none of the $21.84 warrants issued to participating executive officers and directors had been exercised. The placement agent in this transaction received a warrant to purchase approximately 1,190 shares of common stock at a purchase price of $14.70 for a period of five years. As of December 31, 2007, none of the $14.70 warrants issued to the placement agent had been exercised.

During 2004, the Company conducted a private placement in which primarily institutional investors received warrants to purchase an aggregate of 25,723 shares of common stock at a purchase price of $87.78 per share for a period of five years. As of December 31, 2007, none of the $87.78 warrants had been exercised.

Shareholder Rights Plan – The Company has adopted a shareholder rights plan. The Company declared a dividend consisting of one Right for each share of common stock outstanding on September 10, 1999. Stock issued after that date will be issued with an attached Right.

Each Right entitles the holder, upon the occurrence of certain events, to purchase 42/100th of a share of Series B Preferred Stock of the Company at an initial exercise price of $2,100.00, subject to adjustments for stock dividends, splits and similar events. The Rights are exercisable only if a person or group acquires 20% or more of the Company’s outstanding common stock, or announces an intention to commence a tender or exchange offer, the consummation of which would result in ownership by such person or group of 20% or more of the Company’s outstanding common stock.

On December 23, 2005, the shareholder rights plan was amended to provide that the acquisition of the Company’s Series C Cumulative Convertible Preferred Stock and warrants to acquire shares of its common stock by the purchasers in the Company’s recent private placement, and any subsequent acquisition by the purchasers of common stock upon the conversion or exercise of those securities, would not result in the Rights becoming exercisable.

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

At December 31, 2007, the Company had no long-term contractual obligations.

7.	Income Taxes.

No income tax provision or benefit has been provided for federal or state income tax purposes as the Company has incurred losses in all periods reported and recoverability of these losses in future tax filings is uncertain. As of December 31, 2007, the Company has available net operating loss carryforwards of approximately $77,284,666 for federal income tax purposes, expiring through 2027 and $34,476,179 for state income tax purposes, expiring through 2012. In addition, the Company has unused investment and research and development tax credits for federal and state income tax purposes aggregating $1,521,990 and $870,953, respectively. The use of the federal net operating loss may also be restricted due to changes in ownership in accordance with definitions as stated in the Internal Revenue Code.

Income taxes computed using the federal statutory income tax rate differs from the Company’s effective tax rate primarily due to the following:

	2007	2006	2005
Statutory U.S. federal tax rate	(34.0%)	(34.0%)	(34.0%)
State taxes, net of federal tax benefit	(6.2%)	(6.2%)	(6.2%)
Federal research and development credits	(0.2%)	(0.5%)	(1.5%)
Valuation allowance on deferred tax assets	40.4%	40.7%	41.7%
	---%	---%	---%

The net tax effect of differences in the timing of certain revenue and expense items and the related carrying amounts of assets and liabilities for financial reporting and tax purposes are not material and, accordingly, are not displayed in the table below. The components of the Company’s deferred tax assets as of December 31, 2007 and 2006 are as follows:

	2007	2006
Deferred Tax Assets:
Net operating loss carryforwards	$27,930,000	$25,920,000
Tax credit carryforwards	2,393,000	2,475,000
	30,323,000	28,395,000
Valuation allowance		(28,395,000)
Deferred tax asset, net	$——	$——

For the year ended December 31, 2007 the valuation allowance increased by approximately $1,928,000 and for the year ended December 31, 2006 decreased by approximately $423,000, respectively, due to the uncertainty of future realization of currently generated net operating loss and tax credit carryforwards. During 2007, the adoption of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” did not have a material impact on the financial statements.

8.	Employee Benefit Plan.

The Company sponsors a qualified 401(k) Retirement Plan (the “Plan”) under which employees are allowed to contribute certain percentages of their pay, up to the maximum allowed under Section 401(k) of the Internal Revenue Code. Company contributions to the Plan are at the discretion of the Board of Directors. The Company did not make any matching contributions for the year ended December 31, 2007 and 2006, respectively. The Company contributed 953 shares of common stock in 2005, valued at $15,610. The Company also contributed $42,539 in cash to the Plan in 2005.

9.                       Selected Quarterly Financial Data (Unaudited)

The quarters ended March 31, June 30 and September 30, 2006 have been restated. (See Footnote 1)

	First	Second	Third	Fourth
2007 Quarters
Revenues	$——	$——	$——	$——
Loss from Operations	(1,302,760)	(1,155,902)	(1,342,713)	(2,049,012)
Net (Loss)	(1,528,093)	(2,600,293)	(739,795)	(3,998,001)
Net (Loss) Attributable to Common Stockholders	(1,720,792)	(2,793,393)	(929,403)	(7,242,540)
Basic Net (Loss) per Common Share	$(0.62)	$(0.86)	$(0.25)	$(0.35)
Diluted Net (Loss) per Common Share	$(0.62)	$(0.86)	$(0.25)	$(0.35)

2006 Quarters
Revenues	$——	$——	$——	$——
Loss from Operations	(1,207,109)	(1,066,803)	(1,160,767)	(958,086)
Net Income (Loss)	(1,991,360)	4,410,432	685,163	(1,152,956)
Net Income (Loss) Attributable to Common Stockholders	(2,142,907)	4,205,008	481,164	(1,355,947)
Basic Net Income (Loss) per Common Share	$(1.98)	$3.86	$0.33	$(0.64)
Diluted Net Income (Loss) per Common Share	$(1.98)	$0.57	$0.08	$(0.12)

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

On January 24, 2006, Deloitte & Touche LLP (“Deloitte”) resigned as our independent registered public accounting firm.

Deloitte’s report relating to the financial statements of the Company for the year ended December 31, 2004 did not contain an adverse opinion or a disclaimer of opinion, and was not qualified or modified as to audit scope or accounting principles, except the report contained an explanatory paragraph relating to the Company’s ability to continue as a going concern.

During the Company’s fiscal year ended December 31, 2004, and through January 24, 2006, the date which Deloitte resigned, the Company had no disagreement with Deloitte on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to Deloitte’s satisfaction, would have caused Deloitte to make reference to the subject matter of the disagreement in connection with its report for such period. During the Company’s fiscal year ended December 31, 2004, and through January 24, 2006, there were no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K.

On February 14, 2006 and effective the same date, on the recommendation of the Company’s Audit Committee, the Company engaged Vitale, Caturano & Company, Ltd. (“Vitale”) as its independent registered public accounting firm to audit the Company’s financial statements as of and for the fiscal year ending December 31, 2005 and to perform procedures related to the financial statements included in the Company’s quarterly reports on Form 10-Q, beginning with quarter ended March 31, 2006.

During the two most recent fiscal years and through February 14, 2006, the Company has not consulted with Vitale on any matter which was the subject of any disagreement or any reportable event as defined in Regulation S-K Item 304(a)(1)(iv) and Regulation S-K Item 304(a)(1)(v), respectively, or on the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements, relating to which either a written report was provided to the Company or oral advice was provided that Vitale concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue.

Item 9A(T).	Control and Procedures.

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

As of December 31, 2006, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective due to the fact that we had misapplied generally accepted accounting principles related to the accounting for derivative liabilities in accordance with EITF 00-19 and SFAS 133. At the time of the December 2005 and February 2006 sale of our Series C Cumulative Convertible Preferred Stock, the Company failed to determine that the warrants to purchase shares of common stock issued to the private placement agent, as part of the fees for services rendered, were required to be accounted for as liabilities. As a result, we had not classified these warrants as liabilities in our historical financial statements.

We have restated our financial statements for the year ended December 31, 2005 and the quarters ended March 31, June 30 and September 30, 2006, in order to correct the accounting in such financial statements with respect to the warrants to purchase shares of common stock in accordance with EITF 00-19 and SFAS 133. Over the course of 2006 and 2007, we have taken steps to improve our disclosure controls and procedures by providing improved training regarding accounting for debt and preferred stock and related warrants.

We believe that our disclosure controls and procedures are effective as of the date of filing this Annual Report on Form 10-K, to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.

(b)  Management’s Annual Report on Internal Control over Financial Reporting. This report is furnished with this Annual Report pursuant to Item 308T of Regulation S-K and shall not be deemed filed by the Company for purposes of Section 18 of the Exchange Act, as amended, or otherwise subject to the liabilities of that section, unless the Company specifically states that the report is to be considered “filed” under the Exchange Act or incorporates it by reference into a filing under the Securities Act of 1933, as amended, or the Exchange Act, as amended.

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). As of December 31, 2007, our management evaluated, with the participation of the Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial and accounting officer), the effectiveness of the Company’s internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon that review, our Chief Executive Officer and Chief Financial Officer concluded that there is a lack of segregation of duties at the Company due to the small number of employees dealing with general administrative and financial matters. This constitutes a significant deficiency in internal control over financial reporting. Due to this deficiency, management has concluded that our internal control over financial reporting was not effective as of December 31, 2007.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

This annual report does not include an attestation report of the Company’s registered public accounting firm, Vitale, Caturano & Company, Ltd., regarding internal control over financial reporting. Management’s report was not subject to attestation by Vitale, Caturano & Company, Ltd. pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report as of December 31, 2007.

(c)	Changes in Internal Controls Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.         Other Information.

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information called for by this Item will be contained in our Proxy Statement, which we intend to file within 120 days following our fiscal year end, December 31, 2007, under the headings “Executive Officers”, “Election of Directors”, “Corporate Governance”, and “Section 16(a) Beneficial Ownership Reporting Compliance” and such information is incorporated herein by reference.

Item 11.	Executive Compensation.

The information called for by this Item will be contained in our Proxy Statement, which we intend to file within 120 days following our fiscal year end, December 31, 2007, under the heading “Compensation of Directors and Executive Officers” and such information is incorporated herein by reference.

Item 12.	Securities Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information called for by this Item will be contained in our Proxy Statement, which we intend to file within 120 days following our fiscal year end, December 31, 2007, under the headings “Beneficial Ownership of Voting Securities” and “Securities Authorized for Issuance under Equity Compensation Plans” and such information is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information called for by this Item will be contained in our Proxy Statement, which we intend to file within 120 days following our fiscal year end, December 31, 2007, under the headings “Certain Relationships and Related Transactions” and “Director Independence” and such information is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services.

The information called for by this Item will be contained in our Proxy Statement, which we intend to file within 120 days following our fiscal year end, December 31, 2007, under the headings “Report of the Audit Committee” and “Audit and Related Fees” and such information is incorporated herein by reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a)(1)	The following Financial Statements as of December 31, 2007 and 2006 and for the three years in the period ended December 31, 2007 are included in Part II of this Annual Report on Form 10-K:

Report of Independent Registered Public Accounting Firm – Vitale, Caturano & Company, Ltd.

Balance Sheets
Statements of Operations
Statements of Stockholders’ (Deficit) Equity
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

10.45

Sublease Agreement, dated as of August 31, 2005, by and between MacroChem Corporation and ActivBiotics, Inc., incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated September 16, 2005 (File No. 0-13634).

10.46

Sublease Agreement, dated as of May 23, 2006, by and between MacroChem Corporation and Lincoln Technologies, Inc., incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated July 25, 2006 (File No. 0-13634).

10.47

License Agreement, dated as of October 3, 2007 by and between MacroChem Corporation and Genaera Corporation, incorporated by reference to Exhibit A of the Option filed as Exhibit 10.1 to our Current Report on Form 8-K dated July 10, 2007 (File No. 0-13634).

10.48

Securities Purchase Agreement, dated October 10, 2007 by and among MacroChem Corporation and the purchasers listed on the signature pages thereto, incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K/A dated October 15, 2007 (File No. 0-13634).

10.49

Registration Rights Agreement, dated October 10, 2007 by and among MacroChem Corporation and the purchasers listed on the signature pages thereto, incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K dated October 10, 2007 (File No. 0-13634).

10.50	Form of Common Stock Purchase Warrant, incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K dated October 10, 2007 (File No. 0-13634).
10.51

Director Designation Agreement, dated October 1, 2007 by and between MacroChem Corporation and SCO Capital Partners LLC, incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K dated October 10, 2005 (File No. 0-13634).

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

___________________________________

*Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MACROCHEM CORPORATION

Dated: March 17, 2008	By: /s/ Robert J. DeLuccia
Robert J. DeLuccia President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on March 17, 2008.

/s/ Robert J. DeLuccia	President and
Robert J. DeLuccia	Chief Executive Officer
/s/ Bernard R. Patriacca	Vice President and
Bernard R. Patriacca	Chief Financial Officer
/s/ John L. Zabriskie, Ph.D.	Chairman, Board of Directors
John L. Zabriskie, Ph.D.
/s/ Mark J. Alvino	Director
Mark J. Alvino
/s/ Jeffrey B. Davis	Director
Jeffrey B. Davis
/s/ Michael A. Davis, M.D.	Director
Michael A. Davis, M.D.
/s/ Paul S. Echenberg	Director
Paul S. Echenberg
/s/ Peter G. Martin	Director
Peter G. Martin