Form 10-K/A
period 2007-12-31
MACROCHEM CORP
filed 2008-04-29
CIK 743884

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(AMENDMENT NO. 1)

(Mark One)

☒    ANNUAL REPORT PURSUANT TO

SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2007

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the Transition Period from          to

Commission file number 0-13634

MACROCHEM CORPORATION

(Exact name of registrant as specified in its charter)

DELAWARE	04-2744744
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

80 BROAD STREET, 22ND FLOOR

NEW YORK, NEW YORK 10004

(Address of principal executive offices)

(212) 514-8094

(Telephone number)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Title of Class	Name of Each Exchange on Which Registered
Common Stock, $.01 par value	N/A
Series B Preferred Stock Purchase Rights, $.01 par value	N/A

Indicate by check mark whether the registrant is a well known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐            No ☒

Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐            No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes	☐	No	☒

As of April 17, 2008, the aggregate market value of common stock held by non-affiliates of the registrant approximated $4,873,293 based upon the closing price of the common stock as reported on the OTC Bulletin Board as of the close of business on that date. Shares of common stock held by each executive officer and director and by each entity that owns 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. As of April 21, 2008, there were 45,798,412 shares of Common Stock, $.01 par value, outstanding.

Portions of the following documents are incorporated into the Parts of this Report on Form 10-K indicated below:

Registrants Proxy Statement filed on April 9, 2007.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (the “Amendment” ) amends the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, originally filed on March 17, 2008 (the “Original Filing” ). The Registrant is filing the Amendment solely for the purpose of amending and restating Part III (Items 10, 11, 12, 13 and 14) to provide disclosure that previously was to be incorporated by reference to the registrant’s definitive proxy statement for the 2008 Annual Meeting of Stockholders.  No attempt has been made in this Form 10-K/A to modify or update other disclosures presented in the Original Filing. This Form 10-K/A does not reflect events occurring after the filing of the Original Filing or modify or update disclosures, including the exhibits to the Original Filing, affected by subsequent events.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), new certifications by our principal executive officer and principal financial officer are filed as exhibits to this Annual Report on Form 10-K/A under Item 15 of Part IV hereof.

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

Part III

ITEM 10.    Directors, Executive Officers and Corporate Governance.

DIRECTORS.

The name, age, and position(s) for each member of our board of directors as of April 28, 2008 is set forth below. Except as set forth below, each directors’ term expires upon the 2008 Annual Meeting of Stockholders.

NAME	AGE	POSITION WITH MACROCHEM

John L. Zabriskie, Ph.D.*	68	Chairman of the Board of Directors
Robert J. DeLuccia	62	Chairman of the Board of Directors
Mark J. Alvino	40	Director
Michael A. Davis, M.D., Sc.D.*	66	Director
Jeffrey B. Davis	44	Director
Paul S. Echenberg*	64	Director
Peter G. Martin*	59	Director
Dr. James M. Pachence	55	Director
David P. Luci	41	Director

*                                         This director resigned on April 18, 2008 and hence will not stand for reelection.

BACKGROUND

The following is a brief summary of the background of each  Director of the Company:

JOHN L. ZABRISKIE, PH.D., has served as a Director of MacroChem since 2000 and was elected Chairman of the Board of Directors in 2001. Since 2001, he has been a co-founder and Director of PureTech Ventures, LLC. From 1997 to 2000, he was Chairman, President and Chief Executive Officer of NEN Life Science Products, which was sold to Perkin Elmer. In 1994, Dr. Zabriskie became Chairman, President and Chief Executive Officer of Upjohn; he was responsible for Upjohn’s merger with Pharmacia, and became Chief Executive Officer of the merged company. Before his appointment at Upjohn, he spent nearly 30 years with Merck & Company, rising to Executive Vice President and President of Merck Manufacturing Division. He is a member of the Board of Directors of PureTech Ventures, LLC (since 2000), ARCA Discovery, Protein Forest, Harlan, Cellicon and the following publicly traded companies: Array Biopharma (since 2001) and Kellogg Company (since 1995). Dr. Zabriskie received a B.S. in chemistry from Dartmouth College and a Ph.D. in organic chemistry from the University of Rochester.

ROBERT J. DELUCCIA has served as our President and Chief Executive Officer and Vice Chairman of the Board of Directors since June 2003 and as a Director since 2000. From 1998 to 1999, Mr. DeLuccia served as President and Chief Executive Officer of Immunomedics, Inc., a Nasdaq-listed biopharmaceutical company focused on the development and commercialization of antibody diagnostic imaging and therapeutic products for cancer and infectious diseases. Prior to Immunomedics, he was President of Sterling Winthrop Pharmaceuticals, the U.S. subsidiary of Sanofi (now Sanofi-Aventis). Mr. DeLuccia began his career as a pharmaceutical sales representative for Pfizer and progressed to Vice President Marketing and Sales Operations for Pfizer’s Roerig Division. He is also a member of the board of directors of IBEX Technologies, a publicly traded (TSX Venture Exchange) pharmaceutical company that markets a series of proprietary enzymes (heparinases and chrondroitinases) for research use, as well as Heparinase I, which is used in many leading hemostasis monitoring devices. Mr. DeLuccia holds both a B.S. and an M.B.A. in marketing from Iona College.

MARK J. ALVINO has served as a Director of MacroChem since May 2007. Since 2002, he has served as Managing Director at SCO Financial Group LLC (“SCO”). Prior to joining SCO, from 2000 to 2002, Mr. Alvino served as Senior Vice President of Feinstein Kean Healthcare (“FKH”), an Ogilvy Public Relations Worldwide Company. Prior to working at FKH, from 1996 to 2000 Mr. Alvino served as Vice President of Investor Relations and managed the New York Office of Allen & Caron, Inc., an investor relations agency. Earlier in his career, Mr. Alvino also spent several years working with Wall Street brokerages including Ladenburg, Thallmann & Co. and Martin Simpson & Co. Mr. Alvino is currently a member of the board of directors of Access Pharmaceuticals,

Inc. (OTC:ACCP), a publicly traded company. Mr. Alvino has been designated to serve on the Board of Directors by SCO Capital Partners LLC, who purchased three hundred shares of our Series C Cumulative Convertible Preferred Stock in a private placement closing in December 2005 and February 2006. SCO Capital Partners LLC has the right to designate two individuals to serve on our board of directors for as long as at least 20% of the shares of Series C Preferred Stock issued in that private placement remain outstanding. Mr. Alvino received a B.B.A in Economics and Public Policy from The George Washington University.

MICHAEL A. DAVIS, M.D., SC.D., has served as a Director of MacroChem since 1997 and provided medical and pharmaceutical consulting services to MacroChem from 1991 to 2003. He currently is Medical Director of E-Z-EM, Inc., a public company engaged in supplying oral radiographic contrast media and medical devices. Dr. Davis served as a Director of E-Z-EM from 1995 to 2004 and currently holds the designation of Director Emeritus. In November of 2004 he was elected a Director and Chairman of the Executive Committee of OmniCorder Technologies  Inc. (renamed Advanced BioPhotonics, Inc.), a public company engaged in infrared imaging of perfusion. In January 2006, he was appointed Research Professor of Radiology at SUNY/Stony Brook. From 1980 to 2002, Dr. Davis was Professor of Radiology and Nuclear Medicine and Director of the Division of Radiologic Research at the University of Massachusetts Medical School. From 1986 to 2002, he was Affiliate Professor of Biomedical Engineering at Worcester Polytechnic Institute. From 1982 to 1997, Dr. Davis was Adjunct Professor of Surgery at Tufts University School of Veterinary Medicine. In addition, from February to November 1999 he was President and Chief Executive Officer of Amerimmune Pharmaceuticals, Inc., a public company, and its wholly owned subsidiary, Amerimmune Inc., which is engaged in developing drugs relating to the immune system. From February 1999 to March 2003, Dr. Davis served as a Director of both Amerimmune Pharmaceuticals, Inc. and Amerimmune Inc. Dr. Davis received a B.S. and M.S. from Worcester Polytechnic Institute, an S.M. and Sc.D. from the Harvard School of Public Health, an M.B.A. from Northeastern University and an M.D. from the University of Massachusetts Medical School.

JEFFREY B. DAVIS has served as a Director of MacroChem since 2005. Since January 2008, Mr. Davis has served as Chief Executive Officer of Access Pharmaceuticals, Inc. (OTC BB: ACCP) and also since 1997, Mr. Davis has been President of SCO Securities LLC. Prior to joining SCO Securities LLC, from 1995 to 1997, Mr. Davis served as Senior Vice President and Chief Financial Officer of HemaSure, Inc., a publicly traded development stage healthcare technology company. From 1990 to 1995, he was Vice President, Corporate Finance, at Deutsche Morgan Grenfell, both in the U.S. and Europe. Prior to that, he served in senior marketing and product management positions at AT&T Bell Laboratories, where he was also a member of the technical staff, and he was involved in marketing and product management at Philips Medical Systems North America. Mr. Davis served previously on the Board of Bioenvision, Inc. (Nasdaq: BIVN) and currently is a member of the Board of Directors of Access Pharmaceuticals, Inc. (OTC:ACCP) and Virium Pharmaceuticals, Inc. a private biotechnology company. Mr. Davis was initially elected to the Board of Directors as the designee of SCO Capital Partners LLC, who purchased three hundred shares of our Series C Cumulative Convertible Preferred Stock in a private placement closing in December 2005 and February 2006. SCO Capital Partners LLC has the right to designate two individuals to serve on our board of directors for as long as at least 20% of the shares of Series C Preferred Stock issued in that private placement remain outstanding. Mr. Davis holds a B.S. in biomedical engineering from Boston University and an M.B.A. degree from The Wharton School, University of Pennsylvania.

PAUL S. ECHENBERG has served as a Director of MacroChem since 2000. Since 1997, he has been the President and Chief Executive Officer of Schroders & Associates Canada, Inc. and a Director of Schroder Ventures Limited. These firms provide merchant banking advisory services to a number of Canadian buy-out funds. He is a Director of the following publicly traded companies: E-Z-EM, Inc., AngioDynamics, Inc., Benvest Newlook Income Trust and Benvest Capital Inc., a merchant bank that he co-founded. From 1989 to the present, Mr.Echenberg has also served as President of Eckvest Equity, Inc., a private merchant bank providing consulting and personal investment services that he founded. Mr. Echenberg is also on the Board of Lallemand, Inc. MED-ENG Systems, Inc. and A.P. Plasman, Inc., all private companies. From 1970 to 1989, he was President and Chief Executive Officer of Twinpak, Inc., a manufacturer of plastic packaging, and from 1982 to 1989 he was Executive Vice President of CB Pak, Inc., a publicly traded plastic, glass and packaging company. Mr. Echenberg received a B.Sc. from McGill University and an M.B.A. from Harvard Business School.

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

DR. JAMES M. PACHENCE, was appointed as a Director of MacroChem  on April 18,2008. On April 22, 2008 Dr. Pachence was appointed  Chief Executive Officer of MacroChem. Prior to joining MacroChem, Dr. Pachence served as the President & CEO of Virium, from 2005 to 2008.  Prior to joining Virium, Dr. Pachence served as CEO of VectraMed from 1999 to 2005, where he designed, developed, and implemented strategies for product development in the field of drug delivery and oncology drugs, with a focus on establishment of commercially-viable opportunities. Dr. Pachence was Founder, President and Chief Scientific Officer of MediMatrix, Inc., from 1986 to 1989 which formed the basis of Integra LifeSciences, a public company focused on tissue engineering.  Dr. Pachence was Vice President of R&D while at Integra from 1989 to 1994.  At Integra, he was responsible for technology licensing, industrial and academic R&D, and product development.  Dr. Pachence graduated from University of Pennsylvania with a major in Physics (magna cum laude) and holds a Ph.D. in Biophysics from the University of Pennsylvania (summa cum laude).

DAVID P. LUCI, ESQ., was appointed as a Director of MacroChem  on April 18,2008. On April 22, 2008 Mr. Luci was appointed  President & Chief Business Officer of MacroChem. Prior to April 2008, from December 2007 to April 2008, Mr. Luci served in other capacities including Chief Financial Officer and Vice President, Corporate Development & General Counsel and Secretary.  From July 2002 to July 2007, Mr. Luci was a senior executive officer of Bioenvision, Inc. (Nasdaq: BIVN) where he served in such capacities as General Counsel & Corporate Secretary (2002-2007), Executive Vice President (2007), Chief Financial Officer (2004-2006) and Director of Finance (2002-2004).  Prior to joining Bioenvision, Mr. Luci was a corporate associate at the New York based law firm of Paul Hastings Janofsky & Walker LLP (1994-2002) and from 1988-1991, Mr. Luci worked in the audit and M&A departments of Ernst & Young LLP (New York Office).  Mr. Luci received a J.D. (cum laude) from Albany Law School of Union University and a Bachelor of Science in Business Administration with a concentration in Accounting from Bucknell University.

EXECUTIVE OFFICERS AND SIGNIFICANT EMPLOYEES

Set forth below are the name, age, position(s), and a brief account of the business experience of each of our executive officers and significant employees as of  April 28, 2008. Each officer’s term expires upon the 2008 Annual Meeting of  Stockholders.

NAME	AGE	POSITION WITH MACROCHEM

Robert J. DeLuccia	62	Chairman of the Board of Directors
James Pachence (1)	55	Chief Executive Officer
David P. Luci (2)	41	President & Chief Business Officer
Bernard R. Patriacca (3)	64	Vice President, Chief Financial Officer and Treasurer

(1) Dr. Pachence commenced employment effective April 22, 2008.

(2) Mr. Luci commenced employment effective December 3, 2007.

(3) Mr. Patriacca resigned from the Company on March 19, 2008.

The following is a brief summary of the backgrounds of Mr. Patriacca. The background of our other executive officers, Mr. DeLuccia, Dr. Pachence and Mr. Luci are each  summarized above.

BERNARD R. PATRIACCA, C.P.A., has served as our Vice President, Chief Financial Officer and Treasurer since April 2001. From 1997 to 2001, he served as Vice President and Controller of Summit Technology, Inc. From 1994 to 1997, he served as Vice President of Errands Etc., Inc., a privately held homeowners’ personal service company. From 1991 to 1994, Mr. Patriacca held senior financial management positions at several privately held consumer services companies. From 1973 to 1991, he was employed in various capacities at Dunkin Donuts, Inc., including Chief Financial Officer and Director. Mr. Patriacca received an M.B.A.and a B.S. from Northeastern University.  Mr. Patriacca resigned on March 19, 2008.

FAMILY RELATIONSHIPS

There are no family relationships among any of our directors and executive officers.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires the Company’s officers and directors, and persons who beneficially own more than 10 percent of the Company’s Common Stock, to file reports of ownership and changes in ownership with the Securities and Exchange

Commission. Based solely on its review of the copies of such reports received by it, and written representations from certain reporting persons that no Form 5s were required for those persons, the Company believes that during 2007 all filing requirements applicable to its officers, directors, and such 10 percent beneficial owners were complied with.

CODE OF ETHICS AND CONDUCT

MacroChem’s Board of Directors has adopted a Code of Ethics and Conduct that applies to its principal executive officer, principal accounting officer or controller, or persons performing similar functions. That Code of Ethics and Conduct has been posted on MacroChem’s Internet website at www.macrochem.com. MacroChem would intend to satisfy the disclosure requirements under Item 10 of Form 8-K regarding an amendment to, or waiver from, a provision of its Code of Ethics and Conduct and that relates to a substantive amendment or material departure from a provision of the Code by posting such information on its internet website at www.macrochem.com.

STOCKHOLDER NOMINATIONS

Since our last annual report, there has been no change to the procedures by which our stockholders may recommend nominees to our board of directors.

AUDIT COMMITTEE

Mr. Martin (Chairman), Dr. Davis and Mr. Echenberg served as members of the Audit Committee for fiscal year 2007. The Audit Committee was established to assist the Board of Directors by (i) reviewing our financial results and recommending the selection of our independent registered public accounting firm; (ii) reviewing the effectiveness, quality and integrity of our accounting policies and practices, financial reporting and internal controls; and (iii) reviewing the scope of the audit, the fees charged by the independent registered public accounting firm and any transactions which may involve a potential conflict of interest. The Board of Directors has determined that Mr. Echenberg was the “audit committee financial expert.” Each member of the Audit Committee is an independent director as defined in National Association of Securities Dealers Marketplace Rule 4200(a)(15) and as required by the established criteria of the SEC. The Audit Committee met seven (7) times during 2007. A copy of the Audit Committee Charter is attached as Appendix A to the Proxy Statement file by MacroChem on Schedule 14A on April 9, 2007.  Mr. Martin, Dr. Davis and Mr. Echenberg each resigned from the Audit Committee on April, 18, 2008. The Board of Directors has appointed Mr. Alvino as a current member of the Audit Committee. Mr. Alvino is the current “audit committee financial expert” and is also an independent director. The remaining members of the Audit Committee will be appointed at our  2008 Annual Meeting of Stockholders.

ITEM 11.    Executive Compensation.

SUMMARY COMPENSATION TABLE

The following table summarizes all compensation for all services rendered in all capacities to us during the fiscal years ended December 31, 2006,and 2007 by each person who served as our CEO, CFO and by our other executive officers, whose total salary and bonus exceeded $100,000. We refer collectively to these individuals as the named executive officers.

NON-EQUITY

						INCENTIVE
				STOCK	OPTION	PLAN	ALL OTHER
NAME AND PRINCIPAL		SALARY	BONUS	AWARDS	AWARDS	COMPENSATION	COMPENSATION
POSITION	YEAR	($)(1)	($)	($)	($)(2)	($)	($)		TOTAL ($)

Robert J. DeLuccia	2007	$288,000	$—	—	$213,067	—	$18,000	(3)	$519,067
President and Chief Executive Officer	2006	$276,000	$50,000	—	$354,954	—	$18,000	(3)	$689,954
Bernard R. Patriacca	2007	$212,000	—	—	$151,796	—	—		$363,796
Vice President, Chief Financial Officer and Treasurer	2006	$191,666	—	—	$179,873	—	—		$371,539
Glenn E. Deegan (4)	2007	$172,500	—	—	$22,746	—	—		$195,246
Vice President, General Counsel and Secretary	2006	$172,500	—	—	$155,885	—	—		$328,385
David P. Luci (5)	2007	$16,666.67	—	—	$26,041				$42,708
VP Corporate Development & General Counsel

(1)             Represents, for each executive officer, amounts paid under transition agreements in effect from January 1, 2006 to February 13, 2006 and under employment agreements from February 13, 2006 through December 31, 2006.

(2)             This column represents the compensation expense incurred by the Company in fiscal year 2007 in connection with all option grants to our named executive officers, calculated in accordance with FAS 123(R).  See Note 4 to the Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2007 for the relevant assumptions used to determine the value of the option awards.

(3)             Represents a monthly automobile allowance of $1,500, totaling $18,000 for the full year.

(4)             Mr. Deegan’s employment with the Company terminated effective March 15, 2007.

(5)             Mr. Luci’s employment with the Company commenced on December 3, 2007.

EMPLOYMENT ARRANGEMENTS

We entered into an employment agreement of indefinite length effective as of February 13, 2006 with Robert J. DeLuccia. The agreement currently provides for annual compensation of $288,000 and for the payment of nine months’ salary plus, if applicable, the continuation of medical, dental and group life insurance benefits for up to nine months in the event he is terminated without cause or twelve month’s salary and bonus plus, if applicable, the continuation of medical, dental and similar benefits for up to twelve months in the event he is terminated as a result of a change of control. The agreement also provides for a monthly automobile allowance of $1,500. In addition, the agreement precludes Mr. DeLuccia from competing with the Company during his employment and for a period of two years thereafter, and from disclosing confidential information. Prior to entering into Mr. DeLuccia’s current employment agreement, we entered into a transition agreement with Mr. DeLuccia on September 16, 2005 which terminated his then existing employment agreement including the severance pay provisions. The transition agreement, which originally provided that Mr. DeLuccia would remain employed by the Company until November 30, 2005, was subsequently amended to extend his employment through February 2006.

We entered into an employment agreement of indefinite length effective as of February 13, 2006 with Bernard Patriacca. The agreement currently provides for annual base compensation of $200,000, and precludes Mr. Patriacca from competing with the Company during his employment and for a period of two years thereafter, and from disclosing confidential information. Prior to entering into Mr. Patriacca’s current employment agreements, we entered into a transition agreement with Mr. Patriacca on September 12, 2005 which terminated his then existing employment and severance agreements. The transition agreement, which originally provided that Mr. Patriacca would remain employed by the Company until November 30, 2005, was subsequently amended to extend his employment through February 2006.

We entered into an employment agreement of indefinite length effective as of February 13, 2006 with Glenn E. Deegan. The agreement provided for annual base compensation of $180,000, and precluded Mr. Deegan from competing with the Company during his employment and for a period of two years thereafter, and from disclosing confidential information. Prior to entering into Mr. Deegan’s current employment agreement, we entered into a transition agreement with Mr. Deegan on September 12, 2005 which terminated his then existing employment and severance agreements. The transition agreement, which originally provided that Mr. Deegan would remain employed by the Company until November 30, 2005, was subsequently amended to extend his employment through February 2006. Mr. Deegan’s employment with the Company terminated effective March 15, 2007.

We entered into an employment agreement of indefinite length effective as of December 3, 2007 with David P. Luci. The agreement provides for annual base compensation of $200,000, and precluded Mr. Luci from competing with the Company during his employment and for a period of two years thereafter and from disclosing confidential information.  We entered into an amended and restated employment agreement with Mr. Luci on April 22, 2008, pursuant to which Mr. Luci serves for indefinite length as the Company’s President & Chief Business Officer at annual base compensation of $250,000 per annum.

We entered into an employment agreement of indefinite length effective as of April 22, 2008 with  Dr. Pachence. The agreement provides for annual base compensation of $250,000 and contains  perpetual confidentiality provisions as well as customary non-competition and non-solicitation covenants for the term of Dr. Pachence’s employment and for 6 months following any termination other than termination in connection with a change of control which would provide periods for such covenants of 18 and 12 months respectively.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table shows grants of stock options and grants of unvestedstock awards outstanding on December 31, 2007 to each of the executive officers named in the Summary Compensation Table.

Option Awards							Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date		Number of Shares or Units of Stock That Have Not Vested ($)	Market Value Value of Shares or Units of Stock That Have Not Vested ($)(1)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)

Robert J. DeLuccia	1,190	0	—	$217.90	5/26/2010	(3)	—	—	—	—
	476	0	—	254.94	6/28/2011	(3)	—	—	—	—
	238	0	—	76.44	6/27/2012	(3)	—	—	—	—
	1809	0	—	69.30	2/10/2014	(3)	—	—	—	—
	4,662	0	—	17.22	3/23/2015	(4)	—	—	—	—
	3,174	1,587	—	10.50	7/20/2015	(3)	—	—	—	—
	11,504	—	—	44.52	6/20/2013	(5)	—	—	—	—
	350,000	0	—	1.62	2/10/2016	(5)	—	—	—	—
					75,000	(2)		—	—
	133,333	266,667	—	0.65	2/22/2017
	0	300,000	—	0.60	9/5/2017

Bernard R. Patriacca	2,857	0	—	$230.58	4/23/2011	(3)	—	—	—	—
	195	0	—	254.94	6/28/2011	(3)	—	—	—	—
	1,190	0	—	132.51	12/19/2011	(3)	—	—	—	—
	594	0	—	76.44	6/27/2012	(3)	—	—	—	—
	2,380	0	—	26.46	11/20/2012	(6)	—	—	—	—
	1,141	0	—	48.30	7/10/2013	(3)	—	—	—	—
	586	294	—	69.30	2/10/2014	(3)	—	—	—	—
	2,571	0	—	17.22	3/23/2015	(4)	—	—	—	—
	793	1,587	—	10.50	7/20/2015	(3)	—	—	—	—
	58,333	116,667	—	1.62	2/10/2016	(5)	—	—	—	—
	100,000	200,000	—	0.65	2/22/2017
	0	150,000	—	0.60	9/5/2007

Glenn E. Deegan(7)	1,882	0	—	$254.94	6/28/2011	(7)	—	—	—	—
	357	0	—	76.44	6/27/2012	(7)	—	—	—	—
	595	0	—	26.46	11/20/2012	(7)	—	—	—	—
	1,330	0	—	48.30	7/10/2013	(7)	—	—	—	—
	666	0	—	69.30	2/10/2014	(7)	—	—	—	—
	2,400	0	—	17.22	3/23/2015	(7)	—	—	—	—
	793	1,587	—	10.50	7/20/2015	(7)	—	—	—	—
	50,000	0	—	1.62	2/10/2016	(7)	—	—	—	—

David P. Luci (8)	50,000	250,000	—	$0.60	12/3/2017		—	—	—	—

(1)              The market value of the stock awards is determined by multiplying the number of shares times $0.52, which  represents the per share closing price of our common stock as quoted on the OTC Bulletin Board(R) on December 31, 2007, the last trading day of fiscal 2007

(2)              Mr. DeLuccia was granted 75,000 shares of restricted common stock on February 10, 2006. Initially,  Mr. DeLuccia was restricted from selling such shares until the price of our common stock was greater than or equal to $4.00 per share for a period of 30 consecutive trading days.  However, pursuant to an amendment to Mr. DeLuccia’s employment agreement dated April 22, 2008, this restriction was waived by the Company and the 75,000 shares of common stock previously granted to Mr. DeLuccia are now freely tradable subject to applicable securities laws.  See Note 4 to the Financial Statements included in our Annual Report on  Form 10-K for the year ended December 31, 2007 for the relevant assumptions used to determine the value of the   award.

(3)              Options vest over a three year period on each grant date anniversary.

(4)              Options were fully vested on the grant date.

(5)              Options vest one third on grant date and one third on each grant date anniversary.

(6)              Options were fully vested on the one year grant date anniversary.

(7)              Mr. Deegan resigned on March 15, 2007. The terms of the options provide that in the event of a termination of employment other than for cause, the vested options will remain exercisable for six months following the termination date. The Board of Directors elected to extend Mr. Deegan’s vested options for an additional six months in exchange for certain consulting  services, and thus the vested options expire on March 14, 2008.

(8)              Mr. Luci was granted options to purchase 300,000 shares of our common stock at $0.60 per share on December 3, 2007      pursuant to his original employment agreement dated December 3, 2007.

OPTION EXERCISES AND STOCK VESTED

There were no exercises of stock options or vesting of shares of restricted stock held by the executive  officers  named in the Summary  Compensation  Table during the fiscal year ended December 31, 2007.

TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL ARRANGEMENTS

Our executive officers are eligible to receive benefits under certain conditions in accordance with each executive officer’s employment or severance agreement with us. We entered into separate Severance Agreements with each of Messrs. Patriacca and Deegan on February 13, 2006. Each of the Severance Agreements provides for the payment of six months’ salary plus the continuation of medical, dental and similar benefits for up to six months in the event the executive is terminated without cause or nine month’s salary and 75% of the executive’s bonus plus the continuation of medical, dental and similar benefits for up to nine months in the event the executive is terminated in connection with or following a change of control, as defined in the agreements and, in each case, the agreements provide that all unvested options will become vested and will be exercisable for the period of time set forth in the documents governing the options. Our change of control arrangements with Mr. DeLuccia are contained in his employment agreement with us and are summarized above under the heading “Employment Arrangements.”

The employment agreements of Dr. Pachence and Mr. Luci, each dated April 22, 2008, contain severance agreements which provide for the payment of the following in the event of termination without cause: (i) twelve months’ salary, (ii) 100% of the executive’s bonus, (iii) the continuation of medical, dental and similar benefits for up to twelve months and (iv) the vesting of all unvested options due to vest during the then current calendar quarter and the next calendar quarter. In the event of termination in connection with a change of control, as defined in the employment agreements of the Dr. Pachence and Mr. Luci, they shall be entitled to payment of (i) twenty four months’ salary, (ii) 200% of the executive’s bonus and (iii) the vesting of all unvested options due to vest within one year from the date of termination. Each of the severance payments due Dr. Pachence assume the consummation of a “qualified financing” as defined in Dr. Pachence’s employment agreement.

In the event that any benefit payable to either Mr. Luci or Dr. Pachence will be subject to any “golden parachute” excise tax imposed by Section 4999 of the Internal Revenue Code, such payments shall be reduced to the largest amount that would result in no payment being subject to such excise tax.

To determine the level of benefits provided under each of our executive officer’s severance agreements, data regarding peer practice, the circumstances of the situation and impact on stockholders was considered. In each instance, the severance benefit is constructed such that the benefit is discrete and capped under a one-time payment limiting any potential on-going liability.

The tables below reflect the amount of compensation to each of the named executive officers of the Company in the event of termination of such executive’s employment. The amount of compensation payable to each executive officer upon involuntary not-for-cause termination, termination following a change of control and in the event of disability of the executive officer is shown below. The amounts shown assume that each termination was effective as of April, 28, 2008 and thus are estimates of the amounts which would be paid out to the executives upon their termination. The actual amounts to be paid out can only be determined at the time of such executive’s separation from the Company. No compensation is paid in the event of voluntary termination. For the purposes of the following tables, the term “Change in Control” refers to a reorganization, merger, consolidation or similar transaction resulting in the transfer of ownership of 50% of the Company’s outstanding common stock or a sale of substantially of all of the Company’s assets and “Disability” is defined as the employee’s inability to continue to perform substantially all of his/her duties and responsibilities.

MR. ROBERT J. DELUCCIA, CHAIRMAN

	Termination in
	Connection with a	Involuntary
Executive Benefits and Payments	Change in	Not-For-Cause	Termination Due to
Upon Termination	Control (1)	Termination (2)	Disability (3)

Base Salary	$288,000	$216,000	$141,231
Bonus (Guideline 40%)	$115,200	$86,400	N/A
Auto Allowance	$18,000	$13, 500	$11,770
Medical and	$9,480	$7,110	$6,198
Welfare Benefits Acceleration of Vesting of Options	$0	—	—
TOTAL	$430,680	$323,010	$159,199

(1)  Compensation is equal to one years’ base salary, bonus, auto allowance and medical and welfare benefits.

(2)  Compensation is equal to nine months’ base salary, bonus, auto allowance and medical and welfare benefits.

(3)  Compensation is equal to thirty-four weeks’ base salary (first 17 weeks at 100%, $94,154; following 17 weeks at 50%, $47,077), auto allowance and other benefits.

MR. BERNARD R. PATRIACCA, VICE PRESIDENT AND CHIEF FINANCIAL OFFICER (3)

Termination in Connection
Executive Benefits and Payments	with a Change in	Involuntary
Upon Termination	Control (1)	Not-For-Cause Termination (2)

Base Salary	$150,000	$100,000
Bonus (Guideline 30%)	$45,000	$30,000
Medical and Welfare Benefits	$8,800	$5,880
Acceleration of Vesting of Options	$0	—
TOTAL	$203,800	$135,880

(1) Compensation is equal to nine months’ base salary, bonus and medical and welfare benefits.

(2) Compensation is equal to six months’ base salary, bonus and medical and welfare benefits.

(3) Mr. Patriacca resigned from MacroChem on April 18, 2008.

DR. JAMES PACHENCE Chief Executive Officer (1)

Termination in Connection
Executive Benefits and Payments	with a Change in	Involuntary
Upon Termination	Control (2)	Not-For-Cause Termination (3)

Base Salary	$500,000	$250,000
Bonus (Guideline 50%)	$250,000	$125,000
Medical and Welfare Benefits	$0	$0
Acceleration of Vesting of Options	$—	$—
TOTAL	$750,000	$375,000

(1)  Dr. Pachence’s employment commenced on April 22, 208. All payments assume the consummation of a “qualified financing” as defined in Dr. Pachence’s employment agreement.

(2) Compensation is equal to twenty four months’ base salary and, bonus.

(3) Compensation is equal to twelve months’ base salary, bonus and medical and welfare benefits.

MR. DAVID P. LUCI PRESIDENT AND CHIEF BUSSINESS OFFICER  (1)

Termination in Connection
Executive Benefits and Payments	with a Change in	Involuntary
Upon Termination	Control (2)	Not-For-Cause Termination (3)

Base Salary	$500,0000	$250,000
Bonus (Guideline 50%)	$250,000	$125,000
Medical and Welfare Benefits	$0	$9,600
Acceleration of Vesting of Options	$—	$—
TOTAL	$750,000	$384,600

(1)  Mr. Luci’s employment  commenced on December 3, 2007.

(2) Compensation is equal to twenty four months’ base salary and, bonus.

(3) Compensation is equal to twelve months’ base salary, bonus and medical and welfare benefits.

MACROCHEM CORPORATION 2001 INCENTIVE PLAN

Please refer to the disclosure under the heading: “Summary of Incentive Plan” beginning on page 12 of MacroChem’s Definitive Proxy Statement file on Schedule 14A on April 9, 2007 and such information is incorporated herein by reference.

MACROCHEM CORPORATION 401(K) PLAN

The Company maintains a 401(k) plan whereby employees may contribute up to the maximum allowed by the Internal Revenue Code. The Company does not make matching contributions at this time.

DIRECTOR COMPENSATION

The following table summarizes the director compensation earned during fiscal 2007.

				Non-Equity	Nonqualified
	Fees Earned or	Stock	Option	Incentive Plan	Deferred	All Other
Name(1)	Paid in	Awards	Awards	Compensation	Compensation	Compensation	Total
Cash	($)(2)	($)	($)(3)(4)	($)	Earnings	($)	($)

John L. Zabriskie, Ph.D.(5)	$17,000	—	$19,955	—	—	—	$36,955
Michael A. Davis, M.D., Sc.D.(6)	$21,000	—	$19,955	—	—	—	$40,955
Jeffrey B. Davis(7)	$18,000	—	$19,955	—	—	—	$37,955
Paul S. Echenberg(8)	$19,000	—	$19,955	—	—	—	$38,955
Howard S. Fischer(9)	$8,000	—	$19,955	—	—	—	$27,955
Peter G. Martin(10)	$21,000	—	$19,955	—	—	—	$40,955

(1)  Robert J. DeLuccia, our chief executive officer, has been omitted from the table as he receives no compensation for serving on our Board of Directors.

(2)  Each of our non-employee Directors receives compensation of $12,000 annually,  $1,000 per regular committee meeting attended   for the chairman of each  committee,  $1,000 per regular board  meeting  attended,  and $500 for each special,  telephone or committee meeting attended.

(3)  This column represents the compensation expense incurred by the Company in fiscal year 2007 in connection with all option   grants to our directors, calculated in accordance with FAS 123(R). See Note 4 to the Financial  Statements  included in our  Annual Report on Form 10-K for the year ended December 31, 2007 for the relevant  assumptions used to determine the value of our awards.

(4)  In February 2006, each non-employee director received a grant of 45,000 options.  The grant date fair value of each grant calculated in accordance with FAS133(R) was $38,815.  In February 2007, each non-employee director received a grant of 45,000 options.  The grant date fair value of each grant calculated in accordance with FAS123(R) was $25,047. In September 2007, each non-employee director received a grant of 45,000 options.  The grant date fair value of each grant calculated in accordance with FAS 123(R) was $24,620.

(5)  Mr. Zabriskie had a total of137,856 stock options outstanding as of December 31, 2007.

(6)  Dr. Davis had a total of 138,570 stock options outstanding as of December 31, 2007.

(7)  Mr. Davis had a total of 135,000 stock options outstanding as of December 31, 2007.

(8)  Mr. Echenberg had a total of 137,618 stock options outstanding as of December 31, 2007.

(9)  Mr. Fischer had a total of 135,000 stock options outstanding as of December 31, 2007.

(10)  Mr. Martin had a total of 138,570 stock options outstanding as of December 31, 2007.

DIRECTOR COMPENSATION POLICY

We reimburse our directors for reasonable expenses incurred in connection with attendance at Board of Director and committee meetings.

Each of our non-employee Directors receives compensation of $12,000 annually, $1,000 per regular committee meeting attended for the chairman of each committee, $1,000 per regular board meeting attended, and $500 for each special, telephone or committee meeting attended.

Each of our non-employee Directors receives from time to time, stock option grants as deemed appropriate by the Compensation Committee. In 2007, each of the non-employee Directors received an option in February 2007 for 45,000 shares at a purchase price of $0.65 per share and an option in September 2007 for 45,000 shares at a purchase price of $0.60 per share.

ITEM 12.      Securities Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of April 21, 2008 (except as noted), information concerning ownership of our voting securities by (1) each person known by us to be the beneficial owner of more than five percent (5%) of our voting securities, (2) each of our directors, (3) each of the executive officers named in the Summary Compensation Table under “Executive Officers’ Compensation” above and (4) all directors and executive officers as a group.  Except as otherwise indicated, the stockholders listed in the table have sole voting and investment powers with respect to the shares indicated. There were a total of 45,798,412 shares of our common stock outstanding on April 21, 2008.

The aggregate market value of common stock held by non-affiliates of the registrant appearing on the cover page of this Report has been computed as if Steven H. Rouhandeh is the only “affiliate” listed on the table of Five Percent Stockholders and the table of Directors and Officers each set below are all “affiliates”, but we do not state whether each such listed stockholders are an affiliate.

In our 2006 Private Placement, unless an investor elected otherwise, its ability to exercise warrants is restricted to the extent that such exercise would result in the holder owning more than 4.95% of our issued and outstanding common stock. SCO Capital Partners LLC, Beach Capital LLC, SCO Capital Partners L.P. and Perceptive Life Sciences Master Fund Ltd. Perceptive elected not to be governed by these restrictions, and we have entered into an agreement with Perceptive whereby Perceptive’s ability to exercise warrants will be subject to a beneficial ownership cap of 9.95% instead of 4.95%.  In the 2007 private placement, the investors were given the option to elect a similar restriction, whereby an electing investor’s ability to exercise warrants is restricted to the extent that such exercise would result in the holder owning more than 4.99% of our issued and outstanding common stock.

We have determined the number of shares beneficially owned by each stockholder under rules promulgated by the SEC.  The information is not necessarily indicative of beneficial ownership for any other purpose. Under these rules, beneficial ownership includes any shares as to which the individual or entity has sole or shared voting or investment power and any shares as to which the individual or entity has the right to acquire beneficial ownership within 60 days after April 21, 2008 through the exercise of any stock option, warrant or other right.  The inclusion in the following table of those shares, however, does not constitute an admission that the named stockholder is a direct or indirect beneficial owner.

	Name and Address	Number of Shares	Percentage
Class of Stock	of Beneficial Owner	Beneficially Owned	of Class

FIVE PERCENT STOCKHOLDERS

Common Stock	Steven H. Rouhandeh (1)	36,056,000	66.8%
Common Stock	Joseph Edelman (2)	5,372,780	9.95%
Common Stock	Franklin Resources, Inc. (3)	2,925,000	6.3%

Common Stock	Whalehaven Capital Fund Limited (4)	2,687,921	4.95%

DIRECTORS AND EXECUTIVE OFFICERS

Common Stock	Robert J. DeLuccia (5) (7)	733,900	1.6%
Common Stock	Jeffrey Davis (5) (6) (7) (8) (9)	2,199,867	4.7%
Common Stock	Mark J. Alvino (5) (10)	355,916	*
Common Stock	David P. Luci (5)	676,667	1.5%
Common Stock	James Pachence (5)	572,500	1.3%
Common Stock	All directors and officers as a group (5 persons) (7)	4,538,850	9.3%

* Less than one percent (1%).

(1)  SCO Capital Partners LLC is the record owner of 15,891,304 shares of common stock, Beach Capital LLC is the record owner of 1,979,078 shares of common stock and SCO Capital Partners, L.P. is the record owner of 993,941 shares of common stock.  Mr. Rouhandeh, as Chairman and managing member of SCO Capital Partners LLC, managing member of Beach Capital LLC, and managing member of the general partner of SCO Capital Partners, L.P., has sole dispositive and voting power with respect to all shares listed in the table.  The shares of common stock listed as beneficially owned by Mr. Rouhandeh include 8,075,498 shares of common stock issuable upon the exercise of warrants exercisable within 60 days.  The Steven H. Rouhandeh Family Trust, of which Mr. Rouhandeh is a Trustee, is the record owner of 500,000 shares of common stock.  The address of SCO Capital  Partners LLC, Beach Capital LLC, SCO Capital Partners, L.P., The Steven H. Rouhandeh Family Trust and Mr. Rouhandeh is 1285 Avenue of the Americas, 35th Floor, New York, New York10019.

(2)  According to a Schedule 13G/A dated November 16, 2007, Mr. Edelman has sole dispositive and voting power with respect to the shares listed in the table.  2,366,780 shares reported as beneficially owned by Mr. Edelman are held of  record by Perceptive Life Sciences Master Fund Ltd., a Cayman Islands company of which the investment manager is Perceptive Advisors LLC, a Delaware limited liability company of which Mr. Edelman is the managing member and 6,000 shares are held by First New York Trading LLC.  These warrants beneficially owned by Mr. Edelman are subject to restrictions on their exercise, such that as a result of their exercise, Mr. Edelman, together with his affiliates, cannot hold more than 9.95% of the issued and outstanding common stock of the Company.  The address of Mr. Edelman is c/o First New York Securities, LLC, 850 Third Avenue, 8th Floor, New York, NY 10022.

(3)  According to a Schedule 13G dated December 11, 2006, Franklin Resources, Inc. has sole voting and dispositive power with respect to the shares listed in the table, as investment manager for investment management clients. The address of Franklin Resources, Inc. is One Franklin Parkway, San Mateo, CA 94403-1906.

(4)  The address of Whalehaven Capital Fund Limited is FWS Capital Ltd., Management for Whalehaven Capital, 160 Summit Avenue, Montvale, NJ 07645.  The shares of common stock listed as beneficially owned by Whalehaven Capital Fund Limited include 1,187,921 shares of common stock beneficially owned by Whalehaven Capital Fund Limited.  1,500,000 warrants held by Whalehaven Capital Fund Limited are subject to restrictions on their exercise such that as a result of their exercise, Whalehaven Capital Fund Limited, together with its affiliates, cannot hold more than 4.95% of the issued and outstanding common stock of the Company.

(5)  The address of Messrs. DeLuccia, Luci and Pachence is c/o MacroChem Corporation, 80 Broad Street, Suite 2210, New York, New York 10004.

(6)  The address of Mr. Davis is 1285 Avenue of the Americas, 35th Floor, New York, New York 10019.

(7)  Includes the following numbers of shares issuable upon the exercise of stock options and/or warrants exercisable within 60 days:  Mr. DeLuccia 516,668 shares; Mr. Davis 1,335,165 shares; Mr. Luci 635,000 shares; Mr. Alvino 355,916 shares; and Dr. Pachence 572,500 shares.

(8) Lake End Capital LLC is the record owner of the securities listed in the table.  Mr. Jeffrey Davis, as managing member of Lake End Capital LLC, has sole dispositive and voting power with respect to all shares held of record by Lake End Capital LLC.  The shares of common stock listed as beneficially owned by Jeffrey Davis include 1,139,773 shares of common stock issuable upon exercise of the warrants held by Lake End Capital LLC within 60 days and 60,000 shares of common stock issuable upon the exercise of options held by Mr. Davis within 60 days.  The warrants held by Lake End Capital LLC  are subject to restrictions on their conversion and exercise such that as a result of their exercise, Lake End Capital LLC, together with its affiliates, cannot hold more than 4.95% of the issued and outstanding common stock of the Company.  The address of Lake End Capital LLC is 33 Tall Oaks Drive, Summit, New Jersey 07501.

(9) Includes 1,139,773 shares of common stock issuable upon the exercise of a warrant held of record by Lake End Capital LLC as described in Note 9 above that is exercisable within 60 days.

(10) The address of Mr. Alvino is c/o Griffin Securities, Inc., 17 State Street, 3rd floor, New York, NY 10004.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The following table details our equity compensation plans at December 31, 2007:

EQUITY COMPENSATION PLAN INFORMATION

				(c)
				Number of securities
	(a)		(b)	remaining available for
	Number of securities to		Weighted-average	future issuance under
	be issued upon exercise		exercise price of	equity compensation plans
	of outstanding options		outstanding options and	(excluding securities
Plan Category	and rights		rights	reflected in column (a))

Equity compensation plans approved by security holders	110,693		$79.84	1,296,654
Equity compensation plans not approved by security holders	2,646,904	(1)	$1.18	None
Total	2,757,597		$4.33	1,296,654

(1)     Represents 11,904 stock options granted to Robert J. DeLuccia in June 2003; the following stock options granted on February 10, 2006 to Mr. DeLuccia, 350,000; Mr. Patriacca, 175,000; Mr. Deegan 150,000;  and 45,000 options each to Dr. Zabriskie, Dr. Davis, Mr. Davis, Mr. Martin, Mr. Echenberg and Mr. Fischer;. and granted on February 22, 2007 to Mr. DeLuccia 400,000; Mr. Patriacca 300,000; and 45,000 options each to Messrs. Zabriskie, Davis, Davis, Martin, Echenberg & Fischer as well as issuance on September 5, 2007 of the following options: Mr. DeLuccia 300,000; Mr. Patriacca 150,000 and 45,000 options each to Messrs. Zabriskie, Davis, Davis, Martin, Echenberg & Alvino.

Since December 31, 2007, Mr. Patriacca, Dr. Zabriskie, Dr. Davis, Mr. Echenberg, Mr. Martin, Mr. Echenberg and Mr. Fischer have resigned from our Board of Directors or left employment with us.

ITEM 13       Certain Relationships and Related Transactions, and   Director Independence.

On December 23, 2005 and February 13, 2006, we issued an aggregate of 825.5 shares of our Series C Preferred Stock and warrants to purchase 7,861,900 shares of our common stock in a private placement to institutional investors.

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

Mr. Mark Alvino, who is a member of our Board of Directors,, has been designated by SCO Capital Partners LLC, and is a Managing Director of SCO Securities LLC. As noted above, Mr. Alvino received warrants to purchase 78,619 shares of our common stock as a designee of SCO Securities LLC.

DIRECTOR INDEPENDENCE

As of April 28,2008 the Board of Directors  consists of Mr. DeLuccia, Mr. Alvino, Mr. Davis, Mr. Luci and Dr. Pachence.  The Board of Directors has determined that Mr. Alvino is an independent director as defined in National Association of Securities Dealers Marketplace Rule 4200(a)(15) and as required by the established criteria of the SEC. Complete biographies of each director are included in Item 10 above.

COMMITTEES OF THE BOARD OF DIRECTORS

There are three standing committees of the Board of Directors: an Audit Committee, a Compensation Committee and a Nominating and Corporate Governance Committee.

AUDIT COMMITTEE

Mr. Martin (Chairman), Dr. Davis and Mr. Echenberg served as members of the Audit Committee for fiscal year 2007. The Audit Committee was established to assist the Board of Directors by (i) reviewing our financial results and recommending the selection of our independent registered public accounting firm; (ii) reviewing the effectiveness, quality and integrity of our accounting policies and practices, financial reporting and internal controls; and (iii) reviewing the scope of the audit, the fees charged by the independent registered public accounting firm and any transactions which may involve a potential conflict of interest. The Board of Directors determined that Mr. Echenberg was the “audit committee financial expert.” Each member of the Audit Committee is an independent director as defined in National Association of Securities Dealers Marketplace Rule 4200(a)(15) and as required by the established criteria of the SEC. The Audit Committee met seven (7) times during 2007. A copy of the Audit Committee Charter is attached as Appendix A to the Proxy Statement file by MacroChem on Schedule 14A on April 9, 2007.  Mr. Martin, Dr. Davis and Mr. Echenberg each resigned from the Audit Committee on April, 18, 2008. The Board of Directors has appointed Mr. Alvino as a current member of the Audit Committee. Mr. Alvino is the current “audit committee financial expert” and is also an independent director. The remaining members of the Audit Committee will be appointed at our 2008 Annual Meeting of Stockholders.

COMPENSATION COMMITTEE

Dr. Davis (Chairman), Mr. Davis and Dr. Zabriskie served on the Company’s Compensation Committee for fiscal year 2007, each of whom was an “independent director” defined in National Association of Securities Dealers Marketplace Rule 4200(a)(15) and as required by the established criteria of the SEC. The Compensation Committee was established for the purposes of (i) determining the compensation of the Company’s executive officers, (ii) making awards under the Company’s stock option plans, and (iii) making recommendations to the Board of Directors with regard to the adoption of new employee benefit plans. The Compensation Committee met seven (7) times during 2007. A copy of the Compensation Committee Charter is attached as Appendix A to the Proxy Statement filed by MacroChem on Schedule 14 A on April 9, 2007 and such information is incorporated herein by reference. Dr. Davis, Mr. Davis and Dr. Zabriskie each resigned from the Compensation Committee on April, 18, 2008. The Board of Directors has appointed Mr. Alvino as a current member of the Compensation Committee.  Mr. Alvino is an independent director. The remaining members of the Compensation Committee will be appointed at our 2008 Annual Meeting of Stockholders.

NOMINATING AND CORPORATE GOVERNANCE COMMITTEE

Mr. Echenberg (Chairman), Dr. Zabriskie, Dr. Davis and Mr. Martin served on the Nominating and Corporate Governance Committee for fiscal year 2007, each of whom was an independent director as defined in National Association of Securities Dealers Marketplace Rule 4200(a)(15) and as required by the established criteria of the SEC. Mr. Martin, Dr. Davis, Dr. Zabriskie and Mr. Echenberg each resigned from the Nominating and Corporate Governance Committee on April, 18, 2008. The Board of Directors has appointed Mr. Alvino as a current member of the Nominating and Corporate Governance Committee.  Mr. Alvino is an independent director. The remaining members of the Nominating and Corporate Governance Committee, if any, will be appointed at our 2008 Annual Meeting of Stockholders.

The Nominating and Corporate Governance Committee was established on May 6, 2004, and its charter is available on the Company’s website at www.macrochem.com. Prior to the formation of the Nominating and Corporate Governance Committee, its functions were carried out by the independent directors of the Board. The purposes of the Nominating and Corporate Governance Committee are (i) to identify individuals qualified to become members of the Board, (ii) to select, or to recommend that the Board select, the director nominees for the next annual meeting of shareholders and (iii) to develop and recommend to the Board a set of corporate governance principles applicable to the Company. The Company does not currently pay any third party a fee to assist in the process of identifying and evaluating candidates for director. The Company has not received any nominees for director from a stockholder or stockholder group that beneficially owns more than 5% of the Company’s common stock. SCO Capital Partners LLC, a stockholder that beneficially owns more than 5% of the Company’s Common Stock, has the right, pursuant to the amended and restated securities purchase agreement entered into in connection with the private placement of our Series C Preferred Stock that closed in December 2005 and February 2006, to designate two individuals to serve on our board of directors for as long as at least 20% of the shares of Series C  Preferred Stock issued in that private placement remain outstanding. For 2007, SCO Capital Partners LLC has designated Jeffrey B. Davis and Mark J. Alvino. The Nominating and Corporate Governance Committee conducted their activities during one (1) meeting of the full Board.

The Company’s Nominating and Corporate Governance Committee may consider nominees for director of the Company submitted in writing to the Chairman of the Committee, which are submitted by executive officers of the Company, current directors of the Company, search firms engaged by the Committee, and by others in its discretion and, in the circumstances provided below, shall consider nominees for director proposed by a stockholder. Information with respect to the  proposed nominee shall have been provided in writing by the stockholder to the Company’s Secretary at MacroChem Corporation, 80 Broad Street, 22nd Floor, New York, New York, 10004, not less than 60 nor more than 90 days prior to the anniversary date of the prior year’s annual meeting, provided that if the current year’s annual meeting is not scheduled within 30 days of the anniversary  date of the prior year’s annual meeting, notice from a stockholder shall be considered timely if it is provided not later than the tenth day following which the notice of the annual meeting was mailed or public disclosure of the date of  the annual meeting was made, whichever occurs first. The information shall include the name of the nominee, and information with respect to the nominee as would be required under the rules and regulations of the Securities and Exchange Commission to be included in the Company’s Proxy Statement if the proposed nominee were to be included therein. In addition, the stockholder’s notice shall also include the class and number of shares the stockholder owns, a description  of all arrangements and understandings between the stockholder and the proposed nominee, a representation that the stockholder intends to appear in person or by proxy at the meeting to nominate the person named in its notice, a representation as to whether the stockholder Intends to deliver a proxy statement to or solicit proxies from shareholders of the Company and information with respect to the stockholder as would be required under the rules and regulations of the Securities and Exchange Commission to be included in the Company’s Proxy Statement.

The Nominating and Corporate Governance Committee generally identifies potential candidates for director by seeking referrals from the Company’s management and members of the Board of Directors and their various business contacts. Candidates are valuated based upon factors such as independence, knowledge, judgment, integrity, character, leadership, skills, education, experience, financial literacy, standing in the community and ability to foster a diversity of backgrounds and views and to complement the Board’s existing strengths. There are no differences in the manner in which the Committee will evaluate nominees for director based on whether the nominee is recommended by a stockholder.

ITEM 14.      Principal Accountant Fees And Services.

Vitale, Caturano & Company, Ltd. is the Company’s independent registered public accounting firm. Prior to January 24, 2006, Deloitte & Touche LLP served as the Company’s independent registered public accounting firm. The following table sets forth the estimated aggregate fees billed to the Company for the fiscal year ended December 31, 2007 and 2006 by Vitale, Caturano & Company, Ltd and Deloitte & Touche LLP.

	VITALE, CATURANO & COMPANY, LTD.		DELOITTE & TOUCHE LLP
	2006	2007	2006	2007

Audit Fees	$85,055	$93,747	$19,317	$—
Audit-Related Fees	3,723	19,531	—	—
Tax Fees	—	—	—	—
All Other Fees	—	—	—	—
Total	$88,778	$113,278	$19,317	$—

AUDIT FEES

Audit fees were for professional services rendered for the audit of the Company’s annual financial statements, review of financial statements included in the Company’s quarterly reports on Form 10-Q and services that were provided in connection with statutory and regulatory filings or engagements.

AUDIT-RELATED FEES

Audit-Related Fees refer to assurance and related services that are reasonably related to the performance of the audit or review of the Company’s consolidated financial statements and are not reported under “Audit Fees.” The Company paid $3,723 of Audit-Related Fees to Vitale, Caturano & Company, Ltd. in 2006 in connection with a Registration Statement on Form S-1 filing and consent.  The Company paid audit-related fees in the amount of $19,531 during 2007 in connection with a Registration Statement on Form S-1 filing and consent.

TAX FEES

Tax Fees refer to fees for professional services rendered regarding tax compliance, tax advice or tax planning. The Company did not pay any Tax Fees to Vitale, Caturano & Company, Ltd. during 2007 or 2006.

ALL OTHER FEES

All Other Fees refer to fees for services other than those described above. The Company did not pay to Vitale, Caturano & Company, Ltd. fees for any other services during 2007 or 2006.

PRE-APPROVAL POLICIES AND PROCEDURES

It is the policy of the Company that all services provided by the Company’s independent registered public accounting firm shall be pre-approved by the Audit Committee. The Company’s independent registered public accounting firm will provide the Audit Committee with an engagement letter outlining the scope of the audit services proposed to be performed during the fiscal year and the estimated fees for such services. Pre-approval of audit and permitted non-audit services may be given by the Audit Committee at any time up to one year before the commencement of such services by the Company’s independent registered public accounting firm. Pre-approval must be detailed as to the particular services to be provided. Pre-approval may be given for a category of services, provided that (i) the category is narrow enough and detailed enough that management of the Company will not be called upon to make a judgment as to whether a particular proposed service by the Company’s independent registered public accounting firm fits within such pre-approved category of services and (ii) the Audit Committee also establishes a limit on the fees for such pre-approved category of services.

During 2007, one hundred percent (100%) of the services provided by the Company’s independent registered public accounting firm were pre-approved by the Audit Committee.

Part IV

Item 15. Exhibits and Financial Statement and Schedules.

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

23.1

Consent of Vitale, Caturano & Company, Ltd., an Independent Registered Public Accounting Firm incorporated by reference to Exhibit 23.1 to our Annual Report on Form 10-K for the year ended December 31, 2007.

23.2	Consent of Deloitte & Touche, LLP, an Independent Registered Public Accounting Firm incorporated by reference to Exhibit 23.2 to our Annual Report on Form 10-K for the year ended December 31, 2007.

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MACROCHEM CORPORATION

Dated: April 29, 2008	By: /s/ James M. Pachence
James M. Pachence Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on April 29, 2008.

/s/ Robert L. DeLuccia	Director
Robert J. DeLuccia	Chairman

/s/ David P. Luci	Director
David P. Luci	President & Chief Business Officer

/s/ James M. Pachence	Director
James M. Pachence	Chief Executive Officer

/s/ Mark J. Alvino	Director
Mark J. Alvino

/s/ Jeffrey B. Davis	Director
Jeffrey B. Davis