Form 10-Q
period 2008-03-31
MACROCHEM CORP
filed 2008-05-15
CIK 743884

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) Of THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from to

Commission file number 0-13634

MACROCHEM CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	04-2744744
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

80 Broad Street, 22nd Floor, New York, New York 10004

(Address of principal executive offices, Zip Code)

212-514-8094

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	☐	No	☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 21, 2008:
Common Stock, $.01 par value	45,798,412

Item 1. Financial Statements

MACROCHEM CORPORATION

CONDENSED BALANCE SHEETS

	March 31, 2008	December 31, 2007
	(Unaudited)	(Note 1)

ASSETS
Current assets:
Cash and cash equivalents	$859,472	$2,423,519
Short-term investments	759,247	759,247
Prepaid expenses and other current assets	416,073	131,047
Total current assets	2,034,792	3,313,813

Property and equipment, net	12,385	22,042
Other assets	35,000	0
Patents, net	506,185	517,600

Total assets	$2,588,362	$3,853,455

LIABILITIES
Current liabilities:
Accounts payable	$141,558	$94,439
Accrued expenses and other liabilities	222,790	310,195
Total current liabilities	364,348	404,634

Warrants liability (Note 4)	1,494,549	4,076,488
Total liabilities	1,858,897	4,481,122

Commitments and contingencies (Note 3)

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, $.01 par value, 6,000,000 shares authorized; liquidation value of $0	—	—
Common stock, $.01 par value, 100,000,000 shares authorized; 22,900,026 and 22,500,026 shares issued at March 31, 2008 and December 31, 2007, respectively	229,000	225,000
Additional paid-in capital	90,283,514	90,054,421
Accumulated deficit	(89,723,939)	(90,847,978)
Less treasury stock, at cost, 529 shares at March 31, 2008 and December 31, 2007	(59,110)	(59,110)
Total stockholders’ equity (deficit)	729,465	(627,667)

Total liabilities and stockholders’ equity (deficit)	$2,588,362	$3,853,455

The accompanying notes are an integral part of these unaudited condensed financial statements.

MACROCHEM CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

For the three months ended March 31, 2008 and 2007

(Unaudited)

	For the Three Months Ended March 31,
	2008	2007

OPERATING EXPENSES:
Research and development	$511,971	$298,448
Marketing, general and administrative	971,563	1,004,312
TOTAL OPERATING EXPENSES	1,483,534	1,302,760

LOSS FROM OPERATIONS	(1,483,534)	(1,302,760)

OTHER INCOME AND EXPENSE:
Interest income	19,168	34,530
Gain (loss) on change in value of warrant liability (Note 4)	2,581,939	(275,863)
Gain on sale of equipment	6,466	16,000
TOTAL OTHER INCOME AND EXPENSE	2,607,573	(225,333)

NET INCOME (LOSS)	1,124,039	(1,528,093)

DIVIDEND ON SERIES C CUMULATIVE PREFERRED STOCK	—	(192,699)

NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$1,124,039	$(1,720,792)

BASIC AND DILUTED NET INCOME (LOSS) PER SHARE	$0.05	$(0.62)

SHARES USED TO COMPUTE BASIC AND DILUTED NET INCOME (LOSS) PER SHARE	22,606,693	2,752,931

The accompanying notes are an integral part of these unaudited condensed financial statements

MACROCHEM CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

For the three months ended March 31, 2008 and 2007

(Unaudited)

	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$1,124,039	$(1,528,093)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	21,072	17,735
Stock-based compensation	113,093	156,442
Stock issued for services	20,000	—
(Gain)/loss on change in value of warrant liability	(2,581,939)	275,863
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(185,026)	9,131
Accounts payable and accrued expenses	(40,286)	122,210
Other assets	(35,000)	—
Net cash used in operating activities	(1,564,047)	(946,712)

CASH FLOWS FROM INVESTING ACTIVITIES:
Sales of short-term investments	0	1,000,000
Net cash provided by investing activities	0	1,000,000

Net change in cash and cash equivalents	(1,564,047)	53,288
Cash and cash equivalents at beginning of period	2,423,519	738,264

Cash and cash equivalents at end of period	$859,472	$791,551

The accompanying notes are an integral part of these unaudited condensed financial statements.

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

The Company did not pay any cash for interest expense or income taxes during the three-month periods ended March 31, 2008 and 2007.

The accompanying notes are an integral part of these unaudited condensed financial statements.

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

The Company issued common stock with a fair value of $120,000 on the date of issuance to a consultant during the three-month period ended March 31, 2008.

MACROCHEM CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

(1)                                 Basis of Presentation and Operations

The unaudited condensed financial statements included herein have been prepared by MacroChem Corporation (“MacroChem” or the “Company”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows of the Company at the dates and for the periods indicated. The results disclosed in the Statement of Operations for the three months ended March 31, 2008 are not necessarily indicative of the results to be expected for the full year. The unaudited condensed financial statements included herein should be read in conjunction with the audited financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.  The condensed balance sheet as of December 31, 2007 has been derived from the audited financial statements included in the Company’s Form 10-K for that year.

The Company has been engaged primarily in research and development since its inception in 1981 and has derived limited revenues from the commercial sale of its products, licensing of certain technology and feasibility studies. The Company has had no revenues relating to the sale of any products currently under development. The Company has incurred losses from operations every year since its inception and the Company anticipates that losses will continue for the foreseeable future. At March 31, 2008, the Company’s accumulated deficit was $89,723,939. At March 31, 2008, the Company believes that its existing cash, cash equivalents and short-term investments will be sufficient to fund current operations under the Company’s current plan into the fourth quarter of 2008.  The Company’s continuation as a going concern depends on its ability to obtain additional financing, to consummate a strategic transaction or to make alternative arrangements to fund its operations.  There can be no assurance that the Company will be able to obtain additional financing, to consummate a strategic transaction, or to make alternative arrangements to fund its operations. The Company’s cash requirements may vary materially from those now planned because of changes in the focus and direction of its research and development programs, identification of additional product candidates and technologies, competitive and technical advances, patent developments or other developments related to the status of fund raising.

 (2)                              Stock-Based Compensation

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

Stock Option Plans

The Company has two stock option plans, the 1994 Equity Incentive Plan (the “1994 Plan”) and the 2001 Incentive Plan (the “2001 Plan”).

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

The 2001 Plan and the 1994 Plan state that the exercise price of options shall not be less than fair market value at the date of grant. As of March 31, 2008, there were outstanding options under all plans to purchase 2,546,488 shares of common stock with 609,045 shares remaining available for future grants under the 2001 Plan.

Stock-Based Compensation

Effective January 1, 2006, the Company adopted FAS No. 123(R), “Accounting for Stock-Based Compensation,” (“FAS 123(R)”) using the modified prospective method, which results in the provisions of FAS 123(R) being applied to the financial statements on a going-forward basis. FAS 123(R) requires companies to recognize stock-based compensation awards granted to its employees as compensation expense on a fair value method. Under the fair value recognition provisions of FAS 123(R), stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the service period, which generally represents the vesting period. The grant date fair value of stock options is calculated using the Black-Scholes option-pricing model and the grant date fair value of restricted stock is based on fair value on the date of grant.  The expense recognized over the service period is required to include an estimate of the awards that will be forfeited.

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

For purposes of recording stock-based compensation expense as required by FAS 123(R), the fair values of each stock option granted under the Company’s stock option plan for the three months ended March 31, 2007 were estimated as of the date of grant using the Black-Scholes option-pricing model.

The fair values of all stock option grants issued were determined using the following assumptions:

Three Months Ended March 31, 2007

Risk-free interest rate	4.49%
Expected life of option grants	6 years
Expected volatility of underlying stock	113%
Expected dividend yield	0%

The dividend yield assumption is based on the Company’s history and expectation of future dividend payouts. The Company estimated the stock price volatility using the historical volatility in the market price of its common stock for the expected term of the options. The risk-free interest rate assumption is based upon the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the option.

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

Stock Option Activity

Stock option activity for the three months ended March 31, 2008 was as follows:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding December 31, 2007	3,020,249	$3.90	8.97	$—

Granted	—	$—	—	$—
Exercised	—	$—	—	$—
Canceled or expired	(483,761)	$—	—	$—
Outstanding, March 31, 2008	2,536,488	$4.20	8.71	$—
Exercisable, March 31, 2008	1,207,940	$8.11		$—

Restricted Stock Activity

On March 7, 2008, the Company issued 400,000 shares of common stock to a consultant to the Company for services to be performed in the first three quarters of 2008.  The common shares vested immediately and were not subject to forfeiture.  The common shares had a fair value of $120,000 on the grant date of which $100,000 is included in prepaid expenses as of March 31, 2008.

(3)                                 Commitments and Contingencies

Lease Commitments - In accordance with certain operating lease contracts, in the event that leases are terminated early, approximately $97,850 would be owed as early termination payments.

(4)                                 Stockholders’ Equity

Authorized Capital Stock

Authorized capital stock consists of 100,000,000 shares of $.01 par value common stock of which 22,900,026 shares are issued (22,899,497 are outstanding) and 23,278,733 are reserved for issuance upon exercise of common stock options and warrants at March 31, 2008.  Authorized preferred stock totals 6,000,000 shares, of which 500,000 shares have been designated Series A Preferred Stock, 600,000 shares have been designated Series B Preferred Stock and 1,500 shares have been designated Series C Cumulative Convertible Preferred Stock. On March 31, 2008, there were no shares of Series A, B or C Cumulative Preferred Stock outstanding.

Stock Sales

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

Warrants

On October 10, 2007, in connection with the conversion of its Series C Preferred Stock to shares of common stock, warrants to purchase 8,648,102 shares of common stock previously issued with the Series C Preferred Stock have been reset to purchase 17,885,847 shares with an exercise price of $.60 per share pursuant to anti-dilution provisions in the warrants. On February 13, 2006, the Company closed a private placement in which institutional investors received six-year warrants to purchase 11,510,018 shares of the Company’s common stock at an exercise price of $0.60 per share (“Investor Warrants”). As of March 31, 2008, none of the $0.60 Investor Warrants had been exercised. The placement agent in the transaction received a warrant to purchase approximately 959,166 shares of common stock at a purchase price of $0.60 for a period of six years (“Placement Agent Warrants”). As of March 31, 2008, none of these $0.60 Placement Agent Warrants had been exercised. On December 23, 2005, the Company closed a private placement in which institutional investors received warrants to purchase 4,999,997 shares of common stock at an exercise price of $0.60 per share for a period of six years (“Investor Warrants”). As of March 31, 2008, 37,500 of these $0.60 Investor Warrants had been exercised. The placement agent in this transaction received a warrant to purchase approximately 416,666 shares of common stock at a purchase price of $0.60 for a period of six years (“Placement Agent Warrants”).  As of March 31, 2008, none of the $0.60 Placement Agent Warrants had been exercised. In accordance with EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock (“EITF 00-19”), the Investor Warrants and the Placement Agent Warrants are included as a liability and valued at fair market value until the Company meets the criteria under EITF 00-19 for permanent equity. Changes in the fair value of such warrants are recorded as a charge or credit to operations each reporting period. The Company valued the Investor Warrants and the Placement Agent Warrants at $1,494,549 on March 31, 2008 using the Black-Scholes model with the following assumptions: a risk-free interest rate of 1.62%, volatility of 113%, expected life of 1 year and a dividend yield of 0%.

On October 10, 2007, the Company closed a private placement in which institutional investors received warrants to purchase 1,767,500 shares of common stock for a period of five years. The exercise price of the warrants is $0.60 per share. The placement agent also received warrants to purchase 589,166 shares of common stock for a period of five years. The exercise price of these warrants is $0.60. At March 31, 2008, none of these warrants had been exercised.

On April 19, 2005, the Company closed a private placement in which institutional investors and certain executive officers and directors of the Company received warrants to purchase 32,520 shares of common stock for a period of five years. The exercise price of the warrants is $14.70 per share for the institutional investors and $21.84 for the participating executive officers and directors. As of March 31, 2008, 6,012 of the $14.70 warrants issued to the institutional investors had been exercised and none of the $21.84 warrants issued to participating executive officers and directors had been exercised. The placement agent in this transaction received a warrant to purchase 1,190 shares of common stock at a purchase price of $14.70 for a period of five years. As of March 31, 2008, none of the $14.70 warrants issued to the placement agent had been exercised.

During 2004, the Company conducted a private placement in which primarily institutional investors received warrants to purchase an aggregate of 25,723 shares of common stock at a purchase price of $87.78 per share for a period of five years. As of March 31, 2008, none of the $87.78 warrants had been exercised.

(5)                                 Basic and Diluted (Loss) Income Per Share-

The Company presents “basic” earnings (loss) per share and, if applicable, “diluted” earnings per share pursuant to the provisions of Statement of Financial Accounting Standards No. 128, “Earnings per Share”. Basic earnings (loss) per share is calculated by dividing net income or loss by the weighted average number of common shares outstanding during each period. The calculation of diluted earnings per share is similar to that of basic earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if all potentially dilutive common shares, such as those issuable upon the exercise of outstanding stock options and warrants were issued during the period and the treasury stock method had been applied to the proceeds from the exercise of the options and warrants and net income or loss was adjusted for changes in warrant liabilities.

As of March 31, 2007, there were options and warrants outstanding for the purchase of shares of common stock.  However, diluted per share amounts presented in the accompanying condensed statements of operations for the three months ended March 31, 2007 are the same as basic per share amounts because the assumed effects of the exercise of the Company’s options and warrants that were outstanding during all or part of the period would have been anti-dilutive due to the Company being in a net loss position.

The table below presents the computation of basic and diluted earnings per common share for the three months ended March 31, 2008:

Basic earnings per share computation

Three Months Ended
March 31, 2008
Numerator:
Net income	$1,124,039
Denominator:
Basic weighted average common shares outstanding	22,606,693
Basic net income per share	$0.05

Diluted earnings per share computation

Three Months Ended
March 31, 2008
Numerator:
Net income as reported	$1,124,039

Deduct: Gain on change in value of warrants liability attributable to warrants issued assumed to have been exercised at the beginning of period	(2,581,939)
Net loss, as adjusted	$(1,457,900)
Denominator:
Basic weighted average common shares outstanding	22,606,693
Incremental shares from assumed conversion:

Exercise of warrants	17,848,897
Diluted weighted average common shares	40,455,590
Diluted net loss per share	$(0.04)

The following shares of common stock issuable upon the exercise of stock options, and warrants were excluded from the computation of diluted income(loss) per common share because they were anti-dilutive for those periods

	Three months ended March 31
	2008	2007
Anti-dilutive warrants and options	3,805,577	18,131,979

(6)                                 Recent Accounting Pronouncements

In September 2006, the FASB issued FAS No. 157, “Fair Value Measurements” (“FAS 157”). FAS 157 establishes a common definition of fair value to be used whenever GAAP requires (or permits) assets or liabilities to be measured at fair value, and does not expand the use of fair value in any new circumstances. It also requires expanded disclosure about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. On February 12, 2008, FASB issued proposed FASB Staff Position No. FAS No. 157-2, “Effective Date of FASB Statement No. 157” which defers the effective date for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (that is, at least annually) to fiscal years beginning after November 15, 2008.  The Company adopted FAS 157 for all financial assets and liabilities required to be measured at fair value on a recurring basis, prospectively from January 1, 2008. The application of FAS 157 did not have a significant impact on the Company’s financial position, results of operations or cash flows.

In February 2007, the FASB issued FAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – including an amendment of FASB 115” (“FAS 159”) which allows an entity to choose to measure certain financial instruments and liabilities at fair value. Subsequent measurements for the financial instruments and liabilities an entity elects to fair value will be recognized in earnings and this election is irrevocable. FAS 159 also establishes additional disclosure requirements. FAS 159 is effective for the Company beginning January 1, 2008. The Company has not elected to apply the fair value option to any of its financial instruments.

In December 2007, the FASB issued FAS No.141 (revised 2007), “Business Combinations” (“FAS 141R”). FAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non controlling interest in the acquiree and the goodwill acquired. FAS 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. FAS 141R is effective beginning January 1, 2009. The Company is currently evaluating the potential impact of the adoption of FAS 141R on its financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No.160, “Non Controlling Interests in Consolidated Financial Statements-an amendment of Accounting Research Bulletin

No.51” (“FAS 160”). FAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by the parties other than parent, the amount of the consolidated net income attributable to the parent and to the non controlling interest, changes in parent’s ownership interest, and the valuation of retained non controlling equity investments when a subsidiary is deconsolidated.  FAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and interests of the non controlling owners. FAS 160 is effective for the Company beginning January 1, 2009. The Company is currently evaluating the potential impact of the adoption of FAS 160 on its financial position, results of operations or cash flows.

In March 2008, the FASB issued SFAS No. 161 “Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133” (“FAS 161”). FAS 161 enhances disclosures about the Company’s derivative and hedging activities and thereby improves the transparency of financial reporting. FAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company is currently evaluating the potential impact of the adoption of FAS 161 on its financial position, results of operations or cash flows.

(7)                                 Subsequent Events

On April 18, 2008, the Company acquired Virium Pharmaceuticals Inc. (“Virium”), a privately held biotechnology company focused primarily on oncology based technology, pursuant to the terms of an Agreement and Plan of Merger (the “Merger Agreement”) dated as of April 18, 2008 (the “Effective Time”) by and among the Company, VRM Acquisition, LLC, a Delaware limited liability company and a direct wholly-owned subsidiary of the Company (“VRM Acquisition”), Virium and Virium Holdings, Inc., a non-public Delaware corporation (“Holdings”) and the parent of Virium.  On the Effective Date, VRM Acquisition merged with and into Virium with Virium continuing as the surviving company and a wholly-owned subsidiary of the Company (the “Merger”).  Pursuant to the Merger Agreement, each share of Virium common stock outstanding at the Effective Time was converted into the right to receive 0.89387756 shares of the Company’s common stock (the “Merger Consideration”) resulting in an aggregate of 22,899,206 shares of MacroChem common stock being issued in the Merger. The fair value of the shares issued on the closing date to the stockholders of Virium was $6,869,618.

On April 22, 2008, James M. Pachence was appointed Chief Executive Officer of the Company, pursuant to an Employment Agreement of even date therewith.  Prior to his appointment as Chief Executive Officer, Dr. Pachence was appointed a Director of the Company at the Effective Time of the merger on April 18, 2008.  Dr. Pachence previously served as President & Chief Executive Officer of Virium.  Dr. Pachence will continue to serve as Chief Executive Officer until his successor is chosen or he is removed from such office by a majority vote of the Board of Directors in accordance with the Company’s by-laws.

On April 22, 2008, David P. Luci was appointed President and Chief Business Officer of the Company.  Mr. Luci, has served as General Counsel, Vice President Corporate

Development and Corporate Secretary since joining the Company on December 6, 2007, Chief Financial Officer since March 19, 2008 and Director of MacroChem since April 18, 2008.  Upon his appointment as President and Chief Business Officer, Mr. Luci assumed the responsibilities of Chief Operating Officer and will continue to serve as Chief Financial Officer and General Counsel until his successor is chosen or he is removed from any such office by a majority vote of the Board of Directors in accordance with the Company’s by-laws.

On April 22, 2008, Robert J. DeLuccia was appointed to the office of Chairman of the Company.  Prior to April 2008, Mr. DeLuccia had served as the Company’s President & Chief Executive Officer and Vice Chairman of the Board of Directors from June 2003.

Virium has a pipeline of oncology products that target a variety of niche cancer indications.  Virium’s product pipeline included a next generation nucleoside analogue (small molecule) which it had licensed from the Southern Research Institute in August 2007.  This class of compounds has demonstrated proven efficacy in certain hematological cancer indications.  Upon completing the merger, management has commenced a process of conducting a strategic evaluation of each drug candidate in the Company’s newly constituted product portfolio.

Item 2.                              Management’s Discussion and Analysis of Financial Condition and Results of Operations

Note Regarding Forward Looking Statements

This report and the documents incorporated in this report by reference may contain “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements may be identified by the use of forward-looking words or phrases such as “anticipate,” “believe,” “could,” “expect,” “intend,” “look forward,” “may,” “planned,” “potential,” “should,” “will,” and “would.”  These forward-looking statements reflect our current expectations and are based upon currently available data. The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for such forward-looking statements. In order to comply with the terms of the safe harbor, we note that a variety of factors could cause actual results and experience to differ materially from the anticipated results or other expectations expressed in the forward-looking statements. These factors include, but are not limited to: our history of operating losses, our decision to discontinue research and development activities and our need for additional external financing; our need for significant additional product development efforts and additional financing; technological uncertainty relating to transdermal drug delivery systems; the early stage of development of our proposed products; the lack of success of our prior development efforts; uncertainties related to clinical trials of our proposed products; uncertainties relating to government regulation and regulatory approvals; our dependence on third parties for the FDA application process; uncertainties regarding market acceptance of our product candidates; uncertainties regarding the potential health risks of hormone replacement therapies; our ability to identify and obtain rights to products or technologies in order to build our portfolio of product candidates; our ability to recruit additional key employees; our limited personnel and our dependence on continued access to scientific talent; no assurance of our entering into license arrangements; our lack of laboratory facilities and scientific personnel and uncertainties regarding our reliance on third parties to conduct research and development activities for our technologies and product candidates; uncertainties relating to competition, patents and proprietary technology; our dependence on third parties to conduct research and development activities; our dependence on third-party suppliers and manufacturers; uncertainties relating to risks of product liability claims, lack of product liability insurance, and expense and difficulty of obtaining adequate insurance coverage; our majority shareholders, who own a large portion of our voting stock, could control company decisions and could substantially lower the market price of our common stock if they were to sell large blocks of our common stock in the future; uncertainty of pharmaceutical pricing and related matters; volatility of our stock price; the effect that our quotation on the OTC Bulletin Board will have on the liquidity of our common stock; and dilution of our shares as a result of our contractual obligation to issue shares in the future. Additional information on these and other factors which could affect the Company’s actual results and experience are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 and, in particular, the section entitled “Risk Factors”.

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

General

We are a specialty pharmaceutical company that develops and seeks to commercialize pharmaceutical products. As of March 31, 2008, our portfolio of proprietary product candidates are based on our drug delivery technologies: SEPA, MacroDerm and DermaPass. Our SEPA topical drug delivery technology (SEPA is an acronym for “Soft Enhancement of Percutaneous Absorption,” where “soft” refers to the reversibility of the skin effect, and “percutaneous” means “through the skin”) enhances the efficiency and rate of diffusion of drugs into and through the skin. Our patented MacroDerm drug delivery technology encompasses a family of low to moderate molecular weight polymers that impede dermal drug or chemical penetration. We have also filed a patent application for our DermaPass family of transdermal absorption enhancers that have a different drug delivery profile than SEPA, which we believe could be used with a wider range of active pharmaceutical ingredients. Our product candidates include two clinical stage investigational new drugs: EcoNail, for the treatment of fungal infections of the nails and pexiganan, for the treatment of mild diabetic foot infection (DFI). We believe that products incorporating our drug delivery technologies may allow selected drugs to be administered more effectively and with improved patient compliance compared to alternative methods of drug administration, such as ingestion and injection.

Since inception, we have been engaged primarily in research and development. We have not generated any meaningful revenues from operations and we have sustained significant operating losses. We anticipate that we will continue to incur significant losses for the foreseeable future. We cannot guarantee that we will be successful in commercializing our products, or that we will ever become profitable. As of March 31, 2008, we had an accumulated deficit of $89,723,939. Our product candidates are in discovery or developmental stages and must undergo a rigorous regulatory approval process, which includes costly and extensive pre-clinical and clinical testing, to demonstrate safety and efficacy before we can market any resulting product. To date, neither the FDA nor any of its international equivalents has approved any of our product candidates for marketing.

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

We believe that our existing cash, cash equivalents and short term investments of $1,618,719 as of March 31, 2008 will be sufficient to meet our current operating plan into the fourth quarter of 2008. The Company’s continuation as a going concern depends on its ability to obtain additional financing, to consummate a strategic transaction or to make alternative arrangements to fund its operations, which cannot be guaranteed. There can be no assurance that the Company will be able to obtain additional financing, to consummate a strategic transaction, or to make alternative arrangements to fund its operations. The Company’s cash requirements may vary materially from those now planned because of changes in the focus and direction of its research and development programs, identification of additional product candidates and technologies, competitive and technical advances, patent developments or other developments related to the status of fund raising.

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

Because a significant portion of our research and development expenses (including laboratory supplies, travel, dues and subscriptions, temporary help costs, consulting costs and allocable costs such as occupancy and depreciation) benefit multiple projects or our drug delivery technologies in general, we do not track these expenses by project. For the three months ended March 31, 2008, we spent $511,971 on research and development, including $209,431 in costs associated with the clinical trial for EcoNail, $295,410 in costs associated with the in-licensing of pexiganan acetate from Genaera, and $7,130 in costs not specifically tracked to a project. Opterone was not in a clinical trial in 2008. For the three months ended March 31, 2007, we spent $298,448 on research and development, including $229,514 in costs associated with the clinical trial for EcoNail, and $68,934 in costs not specifically tracked to a project. Opterone was not in a clinical trial in 2007. For the year ending December 31, 2008, we expect to continue spending funds on product development in amounts to be determined by management and our Board of Directors.

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

Warrant Liability. Based on certain terms in the warrants that we issued in connection with the sale of our Series C Cumulative Convertible Preferred Stock, we determined that the warrants should be classified as a liability and valued at fair market value each reporting period, with the changes in fair value recorded in earnings, in accordance with EITF 00-19, “Accounting for Derivative Financial Investments Indexed to, and Potentially Settled in, a Company’s Own Stock.”  We will continue to evaluate the warrants under EITF 00-19 to determine when, if ever, they meet certain criteria under EITF 00-19 for permanent equity.

Stock-Based Compensation.  On January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment,” using the modified prospective method, which requires measurement of compensation cost for all stock awards at fair value on the date of grant and recognition of compensation over the requisite service period for awards expected to vest. The fair value of stock options is estimated using the Black-Scholes valuation model, and the fair value of restricted stock units is determined based on the number of shares granted and the quoted price of the Company’s common stock on the date of grant. Such value is recognized as expense over the requisite service period, net of estimated forfeitures, using the straight-line attribution method. The estimate of awards that will ultimately vest requires significant judgment, and to the extent actual results or updated estimates differ from the Company’s current estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised. The Company considers many factors when estimating expected forfeitures, including types of awards, employee class and historical employee attrition rates. Actual results, and future changes in estimates, may differ substantially from the Company’s current estimates.

Results of Operations

We had no revenues for the three month period ended March 31, 2008. For the year ending December 31, 2008 and the foreseeable future, we do not expect to have any revenues.

For the three month period ended March 31, 2008, research and development costs increased by $213,523, or 71.5% to $511,971 from $298,448 in the three month period ended March 31, 2007. The increase is primarily attributable to the in licensing costs of the pexiganan acetate product of $295,410, offset in part by a decrease in spending on the EcoNail clinical trial of $20,083 in the three month period ended March 31, 2008 compared with the same period in 2007. There was also a decrease in general research and development costs of approximately $61,804 for the three months ended March 31, 2008.

For the three month period ended March 31, 2008, marketing, general and administrative costs decreased by $32,749, or 3.3% to $971,563 from $1,004,312 in the three month period ended March 31, 2007.

Other income and expense increased by $2,832,906 due to a gain of $2,607,573 in the three month period ended March 31, 2008 compared with a loss of $225,333 in the three month period ended March 31, 2007. The increase is primarily attributable to an increase in the gain associated with the change in value of the warrant liability of $2,581,939 for the three month period ended March 31, 2008. Interest income decreased by $15,362, or 44.5% to $19,168 in the three month period ended March 31, 2008 from $34,530 in the three month period ended March 31, 2007. The decrease in interest expense is due to less cash available for investing purposes during the three month period ended March 31, 2007.

For the reasons described above, the Company’s financial statements reflect net income of $1,124,039 in the three month period ended March 31, 2008 compared with a net loss of $1,528,093 in the three month period ended March 31, 2008.

Liquidity and Capital Resources

Since inception, our primary source of funding for our operations has been the private and public sale of our securities, and, to a lesser extent, the licensing of our proprietary technology and products, research collaborations, feasibility studies, government grants and the limited sales of products and test materials.

At March 31, 2008, working capital was approximately $1.7 million, compared to $2.9 million at December 31, 2007. The decrease in our working capital reflects use of funds for operations.

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

As of March 31, 2008, we had $1,618,719 in cash, cash equivalents and short-term investments. We believe that our existing cash, cash equivalents and short-term investments will be sufficient to meet our current operating plan into the fourth quarter of 2008.  The Company’s continuation as a going concern depends on its ability to obtain additional financing, to consummate a strategic transaction or to make alternative arrangements to fund its operations, which cannot be guaranteed. Our cash requirements may vary materially from those now planned because of changes in the focus and direction of our research and development programs, competitive and technical advances, patent developments or other developments. To continue to operate, the Company will require significant additional funding. The Company is assessing opportunities to raise capital and expects to continue financing operations through sales of securities, strategic alliances and other financing vehicles, if any, that might become available to the Company on terms that it deems acceptable. The Company cannot assure that sufficient funds will be available to the Company, if they are available at all, to enable the Company to continue to operate. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We do not enter into financial instrument transactions for trading or speculative purposes. We do not intend to establish any special purpose entity and do not have any material off balance sheet financing transactions. We do not believe that inflation will have any significant effect on the results of our operations.

Recent Accounting Pronouncements

In September 2006, the FASB issued FAS No. 157, “Fair Value Measurements” (“FAS 157”). FAS 157 establishes a common definition of fair value to be used whenever GAAP requires (or permits) assets or liabilities to be measured at fair value, and does not expand the use of fair value in any new circumstances. It also requires expanded disclosure about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. On February 12, 2008, the FASB issued proposed FASB Staff Position No. FAS No. 157-2, “Effective Date of FASB Statement

No. 157” which defers the effective date for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (that is, at least annually) to fiscal years beginning after November 15, 2008. The Company adopted FAS 157 for all financial assets and liabilities required to be measured at fair value on a recurring basis, prospectively from January 1, 2008. The application of FAS 157 did not have a significant impact on the Company’s financial position, results of operations or cash flows.

In February 2007, the FASB issued FAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – including an amendment of FASB 115” (“FAS 159”), which allows an entity to choose to measure certain financial instruments and liabilities at fair value. Subsequent measurements for the financial instruments and liabilities an entity elects to fair value will be recognized in earnings and this election is irrevocable. FAS 159 also establishes additional disclosure requirements. FAS 159 is effective for the Company beginning January 1, 2008. The Company has not elected to apply the fair value option to any of its financial instruments.

In December 2007, the FASB issued FAS No.141 (revised 2007), “Business Combinations” (“FAS 141R”). FAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non controlling interest in the acquiree and the goodwill acquired. FAS 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. FAS 141R is effective beginning January 1, 2009. The Company is currently evaluating the potential impact of the adoption of FAS 141R on its financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, “Non Controlling Interests in Consolidated Financial Statements-an amendment of Accounting Research Bulletin No.51” (“FAS 160”). FAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by the parties other than parent, the amount of the consolidated net income attributable to the parent and to the non controlling interest, changes in parent’s ownership interest, and the valuation of retained non controlling equity investments when a subsidiary is deconsolidated. FAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and interests of the non controlling owners. FAS 160 is effective for the Company beginning January 1, 2009. The Company is currently evaluating the potential impact of the adoption of FAS 160 on its financial position, results of operations or cash flows.

In March 2008, the FASB issued SFAS No.161, “Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No.133” (“FAS 161”). FAS161 enhances disclosures about the Company’s derivative and hedging activities and thereby improves the transparency of financial reporting. FAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company is currently evaluating the potential impact of the adoption of FAS 161 on its financial position, results of operations or cash flows.

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

Subsequent Events.

On April 18, 2008, the Company acquired Virium Pharmaceuticals Inc. (“Virium”), a privately held biotechnology company focused primarily on oncology based technology, pursuant to the terms of an Agreement and Plan of Merger (the “Merger Agreement”) dated as of April 18, 2008 (the “Effective Time”) by and among the Company, VRM Acquisition, LLC, a Delaware limited liability company and a direct wholly-owned subsidiary of the Company (“VRM Acquisition”), Virium and Virium Holdings, Inc., a non-public Delaware corporation (“Holdings”) and the parent of Virium.  On the Effective Date, VRM Acquisition merged with and into Virium with Virium continuing as the surviving company and a wholly-owned subsidiary of the Company (the “Merger”).  Pursuant to the Merger Agreement, each share of Virium common stock outstanding at the Effective Time was converted into the right to receive 0.89387756 shares of the Company’s common stock (the “Merger Consideration”) resulting in an aggregate of 22,899,206 shares of MacroChem common stock being issued in the Merger. The fair value of the shares issued on the closing date to the stockholders of Virium was $6,869,618.

On April 22, 2008, James M. Pachence was appointed Chief Executive Officer of the Company, pursuant to an Employment Agreement of even date therewith.  Prior to his appointment as Chief Executive Officer, Dr. Pachence was appointed a Director of the Company at the Effective Time of the merger on April 18, 2008.  Dr. Pachence previously served as President & Chief Executive Officer of Virium.  Dr. Pachence will continue to serve as Chief Executive Officer until his successor is chosen or he is removed from such office by a majority vote of the Board of Directors in accordance with the Company’s by-laws.

On April 22, 2008, David P. Luci was appointed President and Chief Business Officer of the Company.  Mr. Luci, has served as General Counsel, Vice President Corporate Development and Corporate Secretary since joining the Company on December 6, 2007, Chief Financial Officer since March 19, 2008 and Director of MacroChem since April 18, 2008.  Upon his appointment as President and Chief Business Officer, Mr. Luci assumed the responsibilities of Chief Operating Officer and will continue to serve as Chief Financial Officer and General Counsel until his successor is chosen or he is removed from any such office by a majority vote of the Board of Directors in accordance with the Company’s by-laws.

On April 22, 2008, Robert J. DeLuccia was appointed to the office of Chairman of the Company.  Prior to April 2008, Mr. DeLuccia had served as the Company’s President & Chief Executive Officer and Vice Chairman of the Board of Directors from June 2003.

Virium has a pipeline of oncology products that target a variety of niche cancer indications.  Virium’s product pipeline included a next generation nucleoside analogue (small molecule) which it had licensed from the Southern Research Institute in August 2007.  This class of compounds has demonstrated proven efficacy in certain hematological cancer indications.

Upon completing the merger, management has commenced a process of conducting a strategic evaluation of each drug candidate in the Company’s newly constituted product portfolio.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Cash, Cash Equivalents and Short-Term Investments

As of March 31, 2008, we were exposed to market risks, which relate primarily to changes in U.S. interest rates. Our cash equivalents and short-term investments are subject to interest rate risk and will decline in value if interest rates increase. Due to the short duration of these financial instruments, generally one year or less, changes in interest rates would not have a material effect on our financial position. A hypothetical 10% change in interest rates would not have a material effect on our Statement of Operations or Cash Flows for the three months ended March 31, 2008.

Item 4. Controls and Procedures

As of the end of the period covered by this report, we carried out a review, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in the SEC rules promulgated under the Securities Exchange Act of 1934, as amended), which are designed to ensure that information required to be disclosed in our Securities and Exchange Commission reports is properly and timely recorded, processed, summarized and reported. Based upon that review, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are not effective in timely alerting them to material information required to be included in our periodic filings with the Securities and Exchange Commission and that there is a lack of segregation of duties at the Company due to the small number of employees dealing with general administrative and financial matters. This constitutes a material weakness in financial reporting. However, management has addressed these issues, in part, by appointing a financial controller who will begin employment with the Company in May 2008.  Management will continue to evaluate the segregation of duties specifically and the finance and accounting function generally.

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  Notwithstanding the foregoing, on March 19, 2008, Mr. Patriacca, our then-current CFO, retired and was replaced by David P. Luci as the Company’s Chief Financial Officer.  On April 22, 2008, Mr. Luci was appointed to the position of President & Chief Business Officer, a post which includes the functions of Chief Operating Officer, Chief Financial Officer & General Counsel.

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

Item 6.        Exhibits.

The following is a list of exhibits to this Quarterly Report on Form 10-Q:

10.1	Employment Agreement, dated April 22, 2008, by and between the registrant and Dr. James Pachence.

10.2	Employment Agreement, dated April 22, 2008, by and between the registrant and David P. Luci, Esq.

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MacroChem Corporation
(Registrant)

May 14, 2008	/s/ James Pachence
James Pachence (Principal Executive Officer)

/s/ David P. Luci
David P. Luci (Principal Financial Officer)

EXHIBIT INDEX

The following is a list of exhibits to this Quarterly Report on Form 10-Q:

10.1	Employment Agreement, dated April 22, 2008, by and between the registrant and Dr. James Pachence.

10.2	Employment Agreement, dated April 22, 2008, by and between the registrant and David P. Luci, Esq.

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.