Form 10-Q
period 2008-06-30
MACROCHEM CORP
filed 2008-08-14
CIK 743884

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) Of THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

or

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes         ☐         No       ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 14, 2008:
Common Stock, $.01 par value	45,798,412

Item 1. Financial Statements

MACROCHEM CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2008	December 31, 2007
	(Unaudited)	(Note 1)

ASSETS
Current assets:
Cash and cash equivalents	$175,362	$2,423,519
Short-term investments	259,246	759,247
Prepaid expenses and other current assets	234,761	131,047
Total current assets	669,369	3,313,813

Property and equipment, net	13,035	22,042
Other assets	50,900	—
Patents, net	495,162	517,600

Total assets	$1,228,466	$3,853,455

LIABILITIES
Current liabilities:
Accounts payable	$1,143,676	$94,439
Accrued expenses and other liabilities	572,249	310,195
Deferred revenue	5,304	—
Accrued interest on notes payable	16,092	—
Convertible notes payable, net	749,947	—
Total current liabilities	2,487,268	404,634

Warrants liability (Note 4)	608,771	4,076,488
Deferred revenue	26,795	—

Total liabilities	3,122,834	4,481,122

Commitments and contingencies (Note 3)

STOCKHOLDERS’ DEFICIT
Preferred stock, $.01 par value, 6,000,000 shares authorized; liquidation value of $0	—	—
Common stock, $.01 par value, 100,000,000 shares authorized; 45,798,412 and 22,500,026 shares issued and outstanding as of June 30, 2008 and December 31, 2007, respectively	457,984	225,000
Additional paid-in capital	97,562,037	90,054,421
Accumulated deficit	(99,855,279)	(90,847,978)
Less treasury stock, at cost, 529 shares at June 30, 2008 and December 31, 2007	(59,110)	(59,110)
Total stockholders’ deficit	(1,894,368)	(627,667)

Total liabilities and stockholders’ deficit	$1,228,466	$3,853,455

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MACROCHEM CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the three and six months ended June 30, 2008 and 2007

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2008	2007	2008	2007
Other Income	$1,326	—	$1,326	—
Total Other Income	1,326	—	1,326

OPERATING EXPENSES:

Research and development	18,972	257,949	530,943	556,398

Marketing, general and administrative	1,248,489	897,953	2,220,052	1,902,264

In- process research and development	9,656,794	—	9,656,794	—

TOTAL OPERATING EXPENSES	10,924,255	1,155,902	12,407,789	2,458,662

LOSS FROM OPERATIONS	(10,922,929)	(1,155,902)	(12,406,463)	(2,458,662)

OTHER (EXPENSE) INCOME:

Interest income (expense)	(94,189)	18,615	(75,021)	53,145

Gain (loss) on change in value of warrant liability	885,778	(1,515,006)	3,467,717	(1,790,869)

Gain on sale of equipment	—	52,000	6,466	68,000

TOTAL OTHER INCOME (LOSS)	791,589	(1,444,391)	3,399,162	(1,669,724)

NET LOSS	(10,131,340)	(2,600,293)	(9,007,301)	(4,128,386)

DIVIDEND ON SERIES C CUMULATIVE PREFERRED STOCK	—	(193,100)	—	(385,799)

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(10,131,340)	$(2,793,393)	$(9,007,301)	$(4,514,185)

BASIC NET LOSS PER COMMON SHARE	$(0.25)	$(0.86)	$(0.28)	$(1.48)

DILUTED NET LOSS PER COMMON SHARE	$(0.25)	$(0.86)	$(0.28)	$(1.48)

WEIGHTED AVERAGE SHARES USED TO COMPUTE BASIC NET LOSS PER COMMON SHARE	41,269,719	3,256,959	31,937,620	3,048,776

WEIGHTED AVERAGE SHARES USED TO COMPUTE DILUTED NET LOSS PER COMMON SHARE	41,269,719	3,256,959	31,937,620	3,048,776

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MACROCHEM CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the six months ended June 30, 2008 and 2007

(Unaudited)

	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(9,007,301)	$(4,128,386)
Adjustments to reconcile net loss to net cash used in operating activities:
In-process research and development	9,656,794	—
Depreciation and amortization	34,626	33,344
Stock-based compensation	532,916	307,255
Stock issued for services	80,000	—

(Gain)/loss on change in value of warrant liability	(3,467,717)	1,790,869
Changes in operating assets and liabilities, net of acquisition:
Prepaid expenses and other current assets	(114,614)	(77,992)
Accounts payable and accrued expenses	(44,441)	49,434
		—
Net cash used in operating activities	(2,329,737)	(2,025,476)

CASH FLOWS FROM INVESTING ACTIVITIES:
Sales of short-term investments	500,001	2,048,169
Addition to patents	(41)	—
Expenditures for property and equipment	(3,140)	—
Payments for acquisition of Virium, net of cash acquired	(240,240)	—
Net cash provided by investing activities	256,580	2,048,169

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from debt issuance	400,000	—
Repayment of debt	(575,000)	—
Net cash used in investing activities	(175,000)	—

Net change in cash and cash equivalents	(2,248,157)	22,693
Cash and cash equivalents at beginning of period	2,423,519	738,264

Cash and cash equivalents at end of period	$175,362	$760,957

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Debt discount related to convertible debt issuance	$93,053	$—

See Note 7 for the acquisition of Virium Pharmaceuticals, Inc and consideration (principally shares, warrants and assumption of debt) issued /assumed.

The Company did not pay any cash for income taxes during the three and six month periods ended June 30, 2008 and 2007.

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

The Company issued common stock with a fair value of $120,000 on the date of issuance to a consultant during the six-month period ended June 30, 2008.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MACROCHEM CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)             Basis of Presentation and Operations

The unaudited condensed consolidated financial statements included herein have been prepared by MacroChem Corporation (“MacroChem” or the “Company”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows of the Company at the dates and for the periods indicated. The results disclosed in the Statement of Operations for the three and six months ended June 30, 2008 are not necessarily indicative of the results to be expected for the full year. The unaudited condensed consolidated financial statements included herein should be read in conjunction with the audited financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.  The condensed balance sheet as of December 31, 2007 has been derived from the audited financial statements included in the Company’s Form 10-K for that year.

The Company has been engaged primarily in research and development since its inception in 1981 and has derived limited revenues from the commercial sale of its products, licensing of certain technology and feasibility studies. The Company has incurred losses from operations every year since its inception and the Company anticipates that losses will continue for the foreseeable future. At June 30, 2008, the Company’s accumulated deficit was $99,855,279. On July 8, 2008, the Company entered into an agreement and plan of merger with Access Pharmaceuticals. However, management believes that our continuation as a going concern depends on our ability to obtain additional financing, to consummate a strategic transaction or to make alternative arrangements to fund our operations.  There can be no assurance that the Company will be able to obtain additional financing, to consummate a strategic transaction, or to make alternative arrangements to fund our operations. The Company’s cash requirements may vary materially from those now planned because of changes in the focus and direction of its research and development programs, identification of additional product candidates and technologies, competitive and technical advances, patent developments or other developments related to the status of fund raising.  These matters raise substantial doubt about the Company’s ability to continue as a going concern.  The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

(2)             Stock-Based Compensation

Stock Incentive Plans

The Company has granted options to purchase the Company’s common stock to employees and directors under various stock incentive plans. Under the plans, employees

Table of Contents

and non-employee directors are eligible to receive awards of various forms of equity-based incentive compensation, including stock options, restricted stock, and performance awards, among others. The plans are administered by the Board of Directors or the Compensation Committee of the Board of Directors, which determine the terms of the awards granted. Stock options are generally granted with an exercise price equal to the market value of a share of common stock on the date of grant, have a term of ten years or less, and vest over terms of two to three years from the date of grant.

Stock Option Plans

The Company has three stock option plans, the 1994 Equity Incentive Plan (the “1994 Plan”) and the 2001 Incentive Plan (the “2001 Plan”) and the 2008 Stock Incentive Plan ( the “2008 Plan”).

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

Under the terms of the 2008 Plan, the Company may grant options to purchase up to a maximum of 8,500,000 shares of future grants of options.

The  2008 Plan, 2001 Plan and the 1994 Plan state that the exercise price of options shall not be less than fair market value at the date of grant. As of June 30, 2008, there were outstanding options under all plans to purchase 5,651,988 shares of common stock with 6,003,545 shares remaining available for future grants under the 2001 Plan.

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

For purposes of recording stock-based compensation expense as required by FAS 123(R), the fair values of each stock option granted under the Company’s stock option plan for the three and six months ended June 30, 2008 were estimated as of the date of grant using the Black-Scholes option-pricing model.

The fair values of all stock option grants issued were determined using the following assumptions:

	Three and Six Months Ended June 30,
	2008	2007
Risk-free interest rate	2.96%	4.49%
Expected life of option grants	6 years	6 years
Expected volatility of underlying stock	113%	113%
Expected dividend yield	0%	0%

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

Stock Option Activity

Stock option activity for the six months ended June 30, 2008 was as follows:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding December 31, 2007	3,020,249	$3.90	8.97	$—

Granted	4,840,000	$—	—	$—
Exercised	—	$—	—	$—
Cancelled or expired	(2,208,261)	$—	—	$—
Outstanding, June 30, 2008	5,651,988	$2.05	9.21	$—
Exercisable, June 30, 2008	2,352,940	$5.78		$—

Restricted Stock Activity

On March 7, 2008, the Company issued 400,000 shares of common stock to a consultant to the Company for services to be performed in the first three quarters of 2008.  The common shares vested immediately and were not subject to forfeiture.  The common shares had a fair value of $120,000 on the grant date of which $40,000 is included in prepaid expenses as of June 30, 2008.

On April 22, 2008, the Company issued 75,000 shares of common stock to the Company’s Chairman Robert DeLuccia. The common shares vested immediately and were not subject to forfeiture. The common shares had a fair value of $22,500.

(3)             Commitments and Contingencies

Lease Commitments -

The Company has the following commitments as of June 30, 2008:

	Payments Due in
	Total	2008	2009	2010

Occupancy Leases	$335,869	$145,795	$145,024	$45,050
Total	$335,869	$145,795	$145,024	$45,050

Other Commitments and Contingencies

RAI Merger

On April 17, 2008, the REIT Americas  Inc. (“RAI”) and Virium Pharmaceuticals agreed to terminate the Merger Agreement that had been entered into on May 25, 2007 by and among RAI and Virium Pharmaceuticals. Upon completion of a qualified financing, the Company will be obligated to pay RAI $535,000 in consideration for agreeing to terminate the Merger Agreement.

(4)             Stockholders’ Equity

Authorized Capital Stock

Authorized capital stock consists of 100,000,000 shares of $.01 par value common stock of which 45,798,411 shares are issued (45,797,882 are outstanding) and 29,942,508 are reserved for issuance upon exercise of common stock options and warrants at June 30, 2008.  Authorized preferred stock totals 6,000,000 shares, of which 500,000 shares have been designated Series A Preferred Stock, 600,000 shares have been designated Series B Preferred Stock and 1,500 shares have been designated Series C Cumulative Convertible Preferred Stock. On June 30, 2008 there were no shares of Series A, B or C Cumulative Preferred Stock outstanding.

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

Warrants

On October 10, 2007, in connection with the conversion of its Series C Preferred Stock to shares of common stock, warrants to purchase 8,648,102 shares of common stock previously issued with the Series C Preferred Stock have been reset to purchase 17,885,847 shares with an exercise price of $.60 per share pursuant to anti-dilution provisions in the warrants. On February 13, 2006, the Company closed a private placement in which institutional investors received six-year warrants to purchase 11,510,018 shares of the Company’s common stock at an exercise price of $0.60 per share (“Investor Warrants”). As of June 30, 2008, none of the $0.60 Investor Warrants had been exercised. The placement agent in the transaction received a warrant to purchase approximately 959,166 shares of common stock at a purchase price of $0.60 for a period of six years (“Placement Agent Warrants”). As of June 30, 2008, none of these $0.60 Placement Agent Warrants had been exercised. On December 23, 2005, the Company closed a private placement in which institutional investors received warrants to purchase 4,999,997 shares of common stock at an exercise price of $0.60 per share for a period of six years (“Investor Warrants”). As of June 30, 2008, 37,500 of these $0.60 Investor Warrants had been exercised. The placement agent in this transaction received a warrant to purchase approximately 416,666 shares of common stock at a purchase price of $0.60 for a period of six years (“Placement Agent Warrants”).  As of June 30, 2008, none of the $0.60 Placement Agent Warrants had been exercised. In accordance with EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock (“EITF 00-19”), the Investor Warrants and the Placement Agent Warrants are included as a liability and valued at fair market value until the Company meets the criteria under EITF 00-19 for permanent equity. Changes in the fair value of such warrants are recorded as a charge or credit to operations each reporting period. The Company valued the Investor Warrants and the Placement Agent Warrants at $608,771 on June 30, 2008 using the Black-Scholes model with the following assumptions: a risk-free interest rate of 2.63%, volatility of 111%, expected life of 1 year and a dividend yield of 0%.

On October 10, 2007, the Company closed a private placement in which institutional investors received warrants to purchase 1,767,500 shares of common stock for a period of five years. The exercise price of the warrants is $0.60 per share. The placement agent also received warrants to purchase 589,166 shares of common stock for a period of five years. The exercise price of these warrants is $0.60. At June 30, 2008, none of these warrants had been exercised.

On April 19, 2005, the Company closed a private placement in which institutional investors and certain executive officers and directors of the Company received warrants to purchase 32,520 shares of common stock for a period of five years. The exercise price of the warrants is $14.70 per share for the institutional investors and $21.84 for the participating executive officers and directors. As of June 30, 2008, 6,012 of the $14.70 warrants issued to the institutional investors had been exercised and none of the $21.84 warrants issued to participating executive officers and directors had been exercised. The placement agent in this transaction received a warrant to purchase 1,190 shares of common stock at a purchase price of $14.70 for a period of five years. As of June 30, 2008, none of the $14.70 warrants issued to the placement agent had been exercised.

During 2004, the Company conducted a private placement in which primarily institutional investors received warrants to purchase an aggregate of 25,723 shares of common stock at a purchase price of $87.78 per share for a period of five years. As of June 30, 2008, none of the $87.78 warrants had been exercised.

On June 23, 2008, the Company entered into a Convertible Note agreement with new holders of convertible promissory notes whose notes mature on December 6, 2008, subject to certain conditions. The note holders received warrants to purchase 100,000 shares of common stock at an exercise price of $.01 per share for a period of five years. As of June 30, 2008, none of the warrants had been exercised.

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

As of June 30, 2008, there were options and warrants outstanding for the purchase of shares of common stock.  However, diluted per share amounts presented in the accompanying condensed statements of operations for the three and six months ended June 30, 2008 and 2007 are the same as basic per share amounts because the assumed effects of the exercise of the Company’s options and warrants that were outstanding during all or part of the period would have been anti-dilutive due to the Company being in a net loss position.

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

In February 2007, the FASB issued FAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of FASB 115” (“FAS 159”) which allows an entity to choose to measure certain financial instruments and liabilities at fair value. Subsequent measurements for the financial instruments and liabilities an entity elects to fair value will be recognized in earnings and this election is irrevocable. FAS 159 also establishes additional disclosure requirements. FAS 159 is effective for the Company beginning January 1, 2008. The Company has not elected to apply the fair value option to any of its financial instruments.

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

(7)             Merger

Virium Pharmaceuticals, Inc

On April 18, 2008, the Company acquired Virium Pharmaceuticals Inc. (“Virium”), a privately held biotechnology company focused primarily on oncology based technology, pursuant to the terms of an Agreement and Plan of Merger (the “Merger Agreement”) dated as of April 18, 2008 by and among the Company, VRM Acquisition, LLC, a Delaware limited liability company and a direct wholly-owned subsidiary of the Company (“VRM Acquisition”), Virium and Virium Holdings, Inc., a non-public Delaware corporation (“Holdings”) and the parent of Virium.  On the Effective Date, VRM Acquisition merged with and into Virium with Virium continuing as the surviving company and a wholly-owned subsidiary of the Company (the “Merger”).  Pursuant to the Merger Agreement, each share of Virium common stock outstanding at the Effective Time was converted into the right to receive 0.89387756 shares of the Company’s common stock (the “Merger Consideration”) resulting in an aggregate of 22,899,206 shares of MacroChem common stock being issued in the Merger. The fair value of the shares issued on the closing date to the stockholders of Virium was $6,869,618.

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

In addition, all outstanding warrants to purchase shares of Virium common stock were converted into warrants to purchase      MacroChem common stock.  After giving effect to the Merger, these vested  warrants, which expire at various dates from 2012 to 2013, are   exercisable to purchase 446,938 shares of MacroChem common stock at an exercise price of $0.671 and 223,469 shares of MacroChem common stock at an exercise price of $1.119 per share.  As described in more detail below, MacroChem also assumed convertible notes of Virium.

On April 23, 2008, MacroChem assumed all obligations under the convertible promissory note in the aggregate principal amount of $500,000 issued to Strategic Capital Resources, Inc. by Virium on May 30, 2007 (the “First Convertible Note”).  The First Convertible Note was due to mature on April 25, 2008.  The First Convertible Note had a 12% annual interest rate until November 30, 2007, which increased to 15% thereafter.  MacroChem paid to Strategic Capital Resources, Inc. $44,726 in cash which represents all accrued and unpaid interest on such note through the date of consummation of the Merger plus $10,000. MacroChem made this payment in consideration of Strategic Capital Resources, Inc.’s prior agreement with Virium to extend the maturity date on its note from March 26, 2008 to April 25, 2008.  Upon closing of  MacroChem’s next round of equity financing, if any, the principal amount of the First Convertible Note and all accrued interest may be converted into MacroChem common stock at the discretion of each First Convertible Note holder such that each holder will be entitled to acquire shares of MacroChem common stock at $0.8950 per share, subject to anti-dilution adjustments.

On June 6, 2008, the Company repaid a principal amount of $400,000 to the holder of the First Convertible Note together with accrued and unpaid interest thereon.  Further, on June 23, 2008, the Company repaid the unpaid principal balance of $100,000 together with accrued and unpaid interest thereon to the remaining holder of the First Convertible Note.   Additionally, the First Convertible Note was repaid, in part, with funds from new holders of convertible promissory notes whose notes mature on December 6, 2008. The new promissory notes have a principal amount of $400,000 and a warrant to purchase 100,000 shares of common stock at $.01.  The fair value of the warrants issued of $24,000 is recorded as debt discount and will be amortized to interest expense over the term of the debt. The notes have a 12% interest rate with accrued interest due on or prior to the 5th day of each calendar month. These notes are due to mature on the earlier of  1) closing of the next financing by the Company or 2) December 6, 2008.

MacroChem also assumed on the Effective Date all obligations under convertible promissory notes in the aggregate principal amount of $500,000 issued by Virium on December 12, 2007 (the “Second Convertible Notes”).  The Second Convertible Notes were to mature on the earlier of (a) the closing of any equity financing by  MacroChem or (b) June 12, 2008.  The Second Convertible Notes have a 12% annual interest rate with all accrued interest due at maturity.  Upon closing of MacroChem’s next round of equity financing, if any, the principal amount of the Second Convertible Notes and all accrued interest thereon will be automatically converted into MacroChem common stock such that each Second Convertible Note holder will be entitled to acquire shares of MacroChem Common Stock at $0.8950 per share. Additionally, upon written consent to the borrower, simultaneously with the next round of financing, the holders have the ability to convert the entire outstanding principal and all accrued interest into shares. The conversion price will be equal to 50% of the qualified offering price.

In June 2008, a principal amount of $425,000 of the Second Convertible Notes were rolled forward to a maturity of December 31, 2008, subject to certain conditions and the Company repaid holders of the Second Convertible Notes a principal amount of $75,000 and accrued interest of $4,568.  To induce the holders to extend the maturity, the Company issued 212,500 warrants to purchase common stock at $.01. The fair value of the warrants issued of $51,053 is recorded  as debt discount and will be amortized to interest expense over the term of the debt.

Prior to the merger agreement,, SCO Capital Partners, LLC (“SCO LLC”) together with its affiliates Beach Capital LLC, SCO Securities LLC and SCO Capital Partners, L.P. (collectively with SCO LLC, “SCO”) was the beneficial owner of the outstanding common stock of MacroChem, including warrants to purchase 8,075,498 shares, and also held approximately 87.4% of the outstanding stock of Holdings and warrants to purchase 112,500 shares of Virium common stock. Pursuant to a Director Designation Agreement dated as of October 1, 2007 between MacroChem and SCO LLC, SCO LLC has the right to designate two individuals to serve on MacroChem’s board of directors for so long as SCO holds 20% of MacroChem’s outstanding common stock.  The current SCO director designees are Jeffrey B. Davis and Mark J. Alvino.  Mr. Davis is currently the president of SCO Securities LLC and prior to the Effective Date was a director of Virium.  Mr. Alvino is a former Managing Director of SCO Financial Group LLC and currently an officer of Griffin Securities, Inc.  SCO Securities LLC acted as placement agent in connection with MacroChem’s 2006 private placement.

Pursuant to the terms of the Merger Agreement, at  the Effective Time , all members of the Special Committee, namely, John L. Zabriskie, Michael A. Davis, Paul S. Echenberg, and Peter G. Martin resigned from the board of directors of MacroChem.

Immediately following these resignations, David P. Luci and Dr. James Pachence were appointed to the board of directors of MacroChem.  Dr. Pachence and Mr. Luci will be entitled to the standard compensation payable to our directors which as of April 22, 2008, is now applicable to all directors and includes compensation of $12,000 annually, $1,000 per regular board meeting attended, $500 for each special, telephone or committee meeting attended and the stock option grants that our Compensation Committee from time to time deems appropriate.

The acquisition of Virium on April 18, 2008 was accounted for by the Company under the purchase method of accounting in accordance with Statement of Financial Accounting Standards No. 141 “ Business Combinations”. Under the purchase method, assets acquired and liabilities assumed by the Company were recorded at their estimated fair values at the date of acquisition and the results of operations of the acquired company were consolidated with those of the Company from the date of acquisition

The total purchase price of $9,626,794, has been primarily allocated to be in-process research and development and is comprised of $6,869,618 related to the calculated value of the Company’s common stock issued of $,30 per share, 2,441,696 of liabilities the Company assumed in addition to $143,020 of warrants issued to certain debt holders. Additionally, the Company incurred $240,240 in professional fees and gained $37,780 in assets.

The components of the purchase price, which the Company has preliminarily allocated to in-process research and development, are summarized as follows:

Common stock issued	$6,869,618
Liabilities and assets assumed, net	2,403,916
Warrants related to debt assumed	143,020
Transaction costs	240,240
Total purchase price	$9,656,794

The following unaudited pro forma information presents the 2008 and 2007 results of the Company as if the acquisition had occurred on January 1, 2007.  The unaudited pro forma results are not necessarily indicative of results that would have occurred had the acquisition been in effect for the periods presented, nor are they necessarily indicative of future results.

	Six Months Ended June 30,		Three Months Ended June 30,
	2008	2007	2008	2007
Net income (loss)	$326,846	$(14,561,287)	$(545,354)	$(12,649,461)

Net income (loss) per common share (basic and diluted)	$0.01	$(0.56)	$(0.01)	$(0.48)
Weighted average common shares outstanding (basic and diluted)	45,651,979	25,947,982	45,798,411	26,156,165

(8)           Subsequent events

On July 10, 2008, Access Pharmaceuticals, Inc. (OTC BB: ACCP.OB) announced it had signed an agreement and plan of merger with MacroChem pursuant to which MacroChem is expected to be merged with and into a wholly-owned subsidiary of Access Pharmaceuticals Inc. The merger transaction is expected to close in the third quarter of 2008.  Holders of MacroChem common shares and in-the- money MacroChem warrants will receive an aggregate of 2,500,000 shares of common stock of Access Pharmaceuticals, Inc. as merger consideration. All other options and warrants of MacroChem which are unexercised at the Effective Time of the merger shall automatically be cancelled and void.

Item 2.            Management’s Discussion and Analysis of Financial Condition and Results of Operations

Note Regarding Forward Looking Statements

This report and the documents incorporated in this report by reference may contain “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “ Exchange Act “). These statements may be identified by the use of forward-looking words or phrases such as “anticipate,” “believe,” “could,” “expect,” “intend,” “look forward,” “may,” “planned,” “potential,” “should,” “will,” and “would.”  These forward-looking statements reflect our current expectations and are based upon currently available data. The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for such forward-looking statements. In order to comply with the terms of the safe harbor, we note that a variety of factors could cause actual results and experience to differ materially from the anticipated results or other expectations expressed in the forward-looking statements. These factors include, but are not limited to: our history of operating losses, our decision to discontinue research and development activities and our need for additional external financing; our need for significant additional product development efforts and additional financing; technological uncertainty relating to transdermal drug delivery systems; the early stage of development of our proposed products; the lack of success of our prior development efforts; uncertainties related to clinical trials of our proposed products; uncertainties relating to government regulation and regulatory approvals; our dependence on third parties for the FDA application process; uncertainties regarding market acceptance of our product candidates; uncertainties regarding the potential health risks of hormone replacement therapies; our ability to identify and obtain rights to products or technologies in order to build our portfolio of product candidates; our ability to recruit additional key employees; our limited personnel and our dependence on continued access to scientific talent; no assurance of our entering into license arrangements; our lack of laboratory facilities and scientific personnel and uncertainties regarding our reliance on third parties to conduct research and development activities for our technologies and product candidates; uncertainties relating to competition, patents and proprietary technology; our dependence on third parties to conduct research and development activities; our dependence on third-party suppliers and manufacturers; uncertainties relating to risks of product liability claims, lack of product liability insurance, and expense and difficulty of obtaining adequate insurance coverage; our majority shareholders, who own a large portion of our voting stock, could control company decisions and could substantially lower the market price of our common stock if they were to sell large blocks of our common stock in the future; uncertainty of pharmaceutical pricing and related matters; volatility of our stock price; the effect that our quotation on the OTC Bulletin Board will have on the liquidity of our common stock; and dilution of our shares as a result of our contractual obligation to issue shares in the future. Additional information on these and other factors which could affect the Company’s actual results and experience are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 and, in particular, the section entitled “Risk Factors”.

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

General

We are a specialty pharmaceutical company that develops and seeks to commercialize pharmaceutical products. As of June 30, 2008, our portfolio of proprietary product candidates are based on our drug delivery technologies: SEPA, MacroDerm and DermaPass. Our SEPA topical drug delivery technology (SEPA is an acronym for “Soft Enhancement of Percutaneous Absorption,” where “soft” refers to the reversibility of the skin effect, and “percutaneous” means “through the skin”) enhances the efficiency and rate of diffusion of drugs into and through the skin. Our patented MacroDerm drug delivery technology encompasses a family of low to moderate molecular weight polymers that impede dermal drug or chemical penetration. We have also filed a patent application for our DermaPass family of transdermal absorption enhancers that have a different drug delivery profile than SEPA, which we believe could be used with a wider range of active pharmaceutical ingredients. Our product candidates include two clinical stage investigational new drugs: EcoNail, for the treatment of fungal infections of the nails and pexiganan, for the treatment of mild diabetic foot infection (DFI). We believe that products incorporating our drug delivery technologies may allow selected drugs to be administered more effectively and with improved patient compliance compared to alternative methods of drug administration, such as ingestion and injection.

Since inception, we have been engaged primarily in research and development. We have not generated any meaningful revenues from operations and we have sustained significant operating losses. We anticipate that we will continue to incur significant losses for the foreseeable future. We cannot guarantee that we will be successful in commercializing our products, or that we will ever become profitable. As of June 30, 2008, we had an accumulated deficit of $99,855,279. Our product candidates are in discovery or developmental stages and must undergo a rigorous regulatory approval process, which includes costly and extensive pre-clinical and clinical testing, to demonstrate safety and efficacy before we can market any resulting product. To date, neither the FDA nor any of its international equivalents has approved any of our product candidates for marketing.

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

The Company entered into an agreement and plan of merger with Access Pharmaceuticals, Inc. on July 8, 2008. As of June 30, 2008, our existing cash, cash equivalents and short term investments totaled $434,609. The Company’s continuation as a going concern depends on its ability to obtain additional financing, to consummate a strategic transaction or to make alternative arrangements to fund its operations, which cannot be guaranteed. There can be no assurance that the Company will be able to obtain additional financing, to consummate a strategic transaction, or to make alternative arrangements to fund its operations. The Company’s cash requirements may vary materially from those now planned because of changes in the focus and direction of its research and development programs, identification of additional product candidates and technologies, competitive and technical advances, patent developments or other developments related to the status of fund raising.

Research and Development Expenses. Research and development expenses consist of:

•            payments to consultants, investigators, contract research organizations and manufacturers in connection with our pre-clinical and clinical trials;

•           costs associated with conducting our clinical trials;

•           costs of developing and obtaining regulatory approvals

•           allocable costs, including occupancy and depreciation.

Because a significant portion of our research and development expenses (including laboratory supplies, travel, dues and subscriptions, temporary help costs, consulting costs and allocable costs such as occupancy and depreciation) benefit multiple projects or our drug delivery technologies in general, we do not track these expenses by project. For the three months ended June 30, 2008, we spent $18,972 on research and development costs related to the clinical trial for Econail For the three month period ended June 30, 2007, we spent $257,949 on research and development, including $235,315 in costs associated with a clinical trial for Econail and $22,634 in costs not specifically tracked to a project.

 For the six-month period ended June 30, 2008, we spent $530,943 on research and development including $228,403 in costs associated with a clinical trial for Econail, $295,410 in costs associated with the in-licensing of pexiganan acetate from Geneara, and $7,130 in costs not specifically tracked to a project. Opterone was not in clinical trial in 2008.  For the six months ended June 30, 2007 we spent $556,398 on research and development, including $464,829 in costs associated with a clinical trial for Econail and $91,569 in costs not specifically tracked to a project.

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

Results of Operations

We had $1,326 and no revenues for the three and six month periods ended June 30, 2008 and 2007, respectively. The increase in revenue is due to the recognition of an up-front fee of $50,000 assumed from Virium merger. This fee is  being recognized over life of the agreement. For the year ending December 31, 2008 and the foreseeable future, we expect to have any meaningful revenues.

        For the three month period ended June 30, 2008, research and development costs decreased $238,977, or 93% to $18,972 from $257,949 in the three month period ended June 30, 2007. The decrease is primarily attributable to the completion of previous clinical trials.

For the six month period ended June 30, 2008, research and development costs decreased by $25,455, or 5% to $530,943 from $556,398 in the six month period ended June 30, 2007. This decrease is primarily attributable to the decrease in spending on clinical trials as well as a decrease in general research and development consulting costs.

For the three month period ended June 30, 2008, marketing, general and administrative costs increased by $350,536, or 39% to $1,248,489 from $897,953 in the three month period ended June 30, 2007. This increase is primarily attributable to an increase in stock based compensation of $253,010, legal fees of $93,858, consulting fees of $69,210, rent expense of $51,390 and severance pay of $20,000. This increase was partially offset by a decrease in public relation fees of $100,254.

For the six month period ended June 30, 2008, marketing, general and administrative costs increased by $317,788, or 17% to $2,220,052 from $1,902,264 in the six month period ended June 30, 2007. The increase is primarily attributable to an increase in stock based compensation of $229,661, severance payments of $168,786, legal fees of $46,760, consulting fees of $59,087, financial advisory services of $76,804 and rent expense of $58,941. This increase was partially offset by public relations fees of $149,361, patent search fees of $75,914, audit fees of $24,828, franchise tax fees of $28,154.

Other income and expense increased by $2,235,980 due to a gain of $791,589 in the three month period ended June 30, 2008 compared with a loss of $1,444,391 in the three month period ended June 30, 2007. The increase is primarily attributable to an increase in the gain associated with the change in value of the warrant liability of $2,400,784 for the three month period ended June 30, 2008. Interest income decreased by $9,322, or 50% to $9,293 in the three month period ended June 30, 2008 from $18,615 in the three month period ended June 30, 2007. The increase in interest expense is payments due to debt holders assumed from the Virium merger agreement.

Other income and expense increased by $5,068,886 due to a gain of $3,399,162 in the six month period ended June 30, 2008 compared with a loss of $1,669,724 in the six month period ended June 30, 2007. The increase is primarily attributable to an increase in the gain associated with the change in value of the warrant liability of $5,258,586 for the six month period ended June 30, 2008. Interest income decreased by $128,166, or 241% to ($75,021) in the six month period ended June 30, 2008 from $53,145 in the six month period ended June 30, 2007. The increase in interest expense is payments due to debt holders assumed from the Virium merger agreement.

      In-process research and development costs of $9,656,794 are attributed to the acquisition of Virium Pharmaceuticals Inc. in April of 2008. The acquisition costs are comprised of $6,869,618 related to the calculated value of 22,899,206 shares of the Company’s stock issued to Virium shareholders valued at $.30 per share, $2,403,916 of net liabilities and assets assumed as part of the merger, $143,020 related to the calculated value of 670,408 warrants issued to Virium shareholders and $240,240 in transaction costs.

For the reasons described above, the Company’s financial statements reflect a net loss of $10,131,340 in the three month period ended June 30, 2008 compared with a net loss of $2,600,293 in the three month period ended June 30, 2007. For the six month period ended June 30, 2008, the Company’s financial statements reflect a net loss of $9,007,301 compared with a net loss of $4,128,386.

Liquidity and Capital Resources

Since inception, our primary source of funding for our operations has been the private and public sale of our securities, and, to a lesser extent, the licensing of our proprietary technology and products, research collaborations, feasibility studies, government grants and the limited sales of products and test materials.

At June 30, 2008, working capital was approximately $(1,799,899), compared to $2,783,000 at June 30, 2007. The decrease in our working capital reflects use of funds for operations.

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

As of June 30, 2008, we had $434,608 in cash, cash equivalents and short-term investments. On July 8, 2008, the Company entered into an agreement and plan of merger with Access Pharmacueitcals Inc. The Company’s continuation as a going concern depends on its ability to obtain additional financing, to consummate a strategic transaction or to make alternative arrangements to fund its operations, which cannot be guaranteed. Our cash requirements may vary materially from those now planned because of changes in the focus and direction of our research and development programs, competitive and technical advances, patent developments or other developments. To continue to operate, the Company will require significant additional funding. The Company is assessing opportunities to raise capital and expects to continue financing operations through sales of securities, strategic alliances and other financing vehicles, if any, that might become available to the Company on terms that it deems acceptable. The Company cannot assure that sufficient funds will be available to the Company, if they are available at all, to enable the Company to continue to operate. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

In December 2007, the FASB issued FAS No. 141 (revised 2007), “Business Combinations” (“FAS 141R”). FAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non controlling interest in the acquiree and the goodwill acquired. FAS 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. FAS 141R is effective beginning January 1, 2009. The Company is currently evaluating the potential impact of the adoption of FAS 141R on its financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, “Non Controlling Interests in Consolidated Financial Statements-an amendment of Accounting Research Bulletin No. 51” (“FAS 160”). FAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by the parties other than parent, the amount of the consolidated net income attributable to the parent and to the non controlling interest, changes in parent’s ownership interest, and the valuation of retained non controlling equity investments when a subsidiary is deconsolidated. FAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and interests of the non controlling owners. FAS 160 is effective for the Company beginning January 1, 2009. The Company is currently evaluating the potential impact of the adoption of FAS 160 on its financial position, results of operations or cash flows.

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

Merger.

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

Other Events.

On June 26, 2008, Dr. James Pachence resigned from the office of Chief Executive Officer of the Company and resigned from his position as a member of our board of directors, in each case, effective immediately.  Dr. Pachence decided to pursue other career opportunities.

On April 22, 2008, all members of the Special Committee, namely, John  L. Zabriskie, Michael A. Davis, Paul S. Echenberg, and Peter G. Martin resigned from the board of directors of MacroChem.

On April 22, 2008, David P. Luci and Dr. James Pachence were appointed to the board of directors of MacroChem.  Dr. Pachence and Mr. Luci will be entitled to the standard compensation payable to our directors which as of April 22, 2008, is now applicable to all directors and includes compensation of $12,000 annually, $1,000 per regular board meeting attended, $500 for each special, telephone or committee meeting attended and the stock option grants that our Compensation Committee from time to time deems appropriate

Subsequent  Events.

On July 10, 2008, Access Pharmaceuticals, Inc. (OTC BB: ACCP.OB) announced it had signed an agreement and plan of merger with MacroChem pursuant to which MacroChem is expected to be merged with and into a wholly-owned subsidiary of Access. The merger transaction is expected to close in the third quarter of 2008.  Holders of MacroChem common shares and in- the- money MacroChem warrants will receive an aggregate of 2,500,000 shares of common stock of Access Pharmaceuticals as merger consideration. All other options and warrants of MacroChem which are unexercised at the Effective Time of the merger shall automatically be cancelled and void.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Cash, Cash Equivalents and Short-Term Investments

As of June 30, 2008, we were exposed to market risks, which relate primarily to changes in U.S. interest rates. Our cash equivalents and short-term investments are subject to interest rate risk and will decline in value if interest rates increase. Due to the short duration of these financial instruments, generally one year or less, changes in interest rates would not have a material effect on our financial position. A hypothetical 10% change in interest rates would not have a material effect on our Statement of Operations or Cash Flows for the three and six months ended June 30, 2008.

Item 4. Controls and Procedures

As of the end of the period covered by this report, we carried out a review, under the supervision and with the participation of our management, including our Chairman, President and Chief Business Officer, of the effectiveness of our disclosure controls and procedures (as defined in the SEC rules promulgated under the Securities Exchange Act of 1934, as amended), which are designed to ensure that information required to be disclosed in our Securities and Exchange Commission reports is properly and timely recorded, processed, summarized and reported. Based upon that review, management concluded that our disclosure controls and procedures are not effective in timely alerting them to material information required to be included in our periodic filings with the Securities and Exchange Commission and that there is a lack of control over complex and non-routine transactions and  there is a lack of segregation of duties at the Company due to the small number of employees dealing with general administrative and financial matters. This constitutes a material weakness in financial reporting. However, management has addressed these issues, in part, by appointing a financial controller who began employment with the Company in May 2008.  Management will continue to evaluate the segregation of duties specifically and the finance and accounting function generally.

Complex and Unusual Transactions Weaknesses – Based on the limited resources internally available to the Company in the performance of accounting functions, the Company’s resources lacked the level of accounting knowledge, experience and training in the application of certain accounting principles generally accepted in the United States of America. The lack of sufficient and adequately trained accounting personnel and communication among those personnel resulted in the Company incorrectly reporting certain transactions related to the acquisition of Virium Pharmaceuticals, Inc. This error was detected by our independent registered public accountants in their review of this current report on Form 10-Q.

There were no other changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting  Notwithstanding the foregoing, on March 19, 2008, Mr. Patriacca, our then-current CFO, retired and was replaced by David P. Luci as the Company’s Chief Financial Officer.  On April 22, 2008, Mr. Luci was appointed to the position of President & Chief Business Officer, and now serves as the principal executive officer of the Company.

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

Item 6.        Exhibits.

The following is a list of exhibits to this Quarterly Report on Form 10-Q:

2.1	Merger Agreement, dated April 10, 2008, by and between Access Pharmaceuticals, Inc., MACM Acquisition Corp. and MacroChem Corporation

10.1	Employment Agreement, dated April 22, 2008, by and between the registrant and Dr. James Pachence.

10.2	Employment Agreement, dated April 22, 2008, by and between the registrant and David P. Luci, Esq.

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MacroChem Corporation
(Registrant)

August 14, 2008	/s/ David P. Luci
David P. Luci (Principal Executive Officer)

/s/ Lawrence Reilly
Lawrence Reilly (Principal Accounting Officer)

EXHIBIT INDEX

The following is a list of exhibits to this Quarterly Report on Form 10-Q:

2.1	Merger Agreement, dated April 10, 2008, by and between Access Pharmaceuticals, Inc., MACM Acquisition Corp. and MacroChem Corporation

10.1	Employment Agreement, dated April 22, 2008, by and between the registrant and Dr. James Pachence.

10.2	Employment Agreement, dated April 22, 2008, by and between the registrant and David P. Luci, Esq.

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.