Form 10-Q
period 2008-09-30
MACROCHEM CORP
filed 2008-11-19
CIK 743884

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) Of THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

or

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes         ☐         No       ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 19, 2008:
Common Stock, $.01 par value	45,872,883

Item 1. Financial Statements

MACROCHEM CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2008	December 31, 2007
	(Unaudited)	(Note 1)

ASSETS
Current assets:
Cash and cash equivalents	$32,879	$2,423,519
Short-term investments	—	759,247
Prepaid expenses and other current assets	116,124	131,047
Total current assets	149,003	3,313,813

Property and equipment, net	10,523	22,042
Other assets	50,900	—
Patents, net	484,099	517,600

Total assets	$694,525	$3,853,455

LIABILITIES
Current liabilities:
Accounts payable	$1,428,488	$94,439
Accrued expenses and other liabilities	586,979	310,195
Deferred revenue	5,304	—
Accrued interest on notes payable	8,250	—
Note payable - related party	225,000	—
Convertible notes payable, net	791,487	—
Total current liabilities	3,045,508	404,634

Warrants liability (Note 4)	190,282	4,076,488
Deferred revenue	25,469	—

Total liabilities	3,261,259	4,481,122

Commitments and contingencies (Note 3)

STOCKHOLDERS’ DEFICIT
Cumulative preferred stock, $.01 par value, 6,000,000 shares authorized; none Issued	—	—
Common stock, $.01 par value, 100,000,000 shares authorized; 45,873,412 issued and 45,872,883 outstanding as of September 30, 2008 and 22,500,026 shares issued and 22,499,497 outstanding as of December 31, 2007	458,734	225,000
Additional paid-in capital	97,683,242	90,054,421
Accumulated deficit	(100,649,600)	(90,847,978)
Less treasury stock, at cost, 529 shares at September 30, 2008 and December 31, 2007	(59,110)	(59,110)
Total stockholders’ deficit	(2,566,734)	(627,667)

Total liabilities and stockholders’ deficit	$694,525	$3,853,455

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MACROCHEM CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the three and nine months ended September 30, 2008 and 2007

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2008	2007	2008	2007
Other Income	$1,326	—	$2,652	—
TOTAL OTHER INCOME	1,326	—	2,652

OPERATING EXPENSES:

Research and development	385,997	490,788	916,940	1,047,187

Marketing, general and administrative	742,401	851,925	2,962,453	2,754,187

In- process research and development	—	—	9,656,794	—

TOTAL OPERATING EXPENSES	1,128,398	1,342,713	13,536,187	3,801,374

LOSS FROM OPERATIONS	(1,127,072)	(1,342,713)	(13,533,535)	(3,801,374)

OTHER (EXPENSE) INCOME:

Interest income (expense), net	(85,738)	6,445	(160,759)	59,590

Gain (loss) on change in value of warrant liability	418,489	596,473	3,886,206	(1,194,396)

Gain on sale of equipment	—	—	6,466	68,000

TOTAL OTHER INCOME (EXPENSE)	332,751	602,918	3,731,913	(1,066,806)

NET LOSS	(794,321)	(739,795)	(9,801,622)	(4,868,180)

DIVIDEND ON SERIES C CUMULATIVE PREFERRED STOCK	—	(189,608)	—	(575,407)

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(794,321)	$(929,403)	$(9,801,622)	$(5,443,587)

BASIC NET LOSS PER COMMON SHARE	$(0.02)	$(0.25)	$(0.27)	$(1.63)

DILUTED NET LOSS PER COMMON SHARE	$(0.02)	$(0.25)	$(0.27)	$(1.63)

WEIGHTED AVERAGE SHARES USED TO COMPUTE BASIC NET LOSS PER COMMON SHARE	45,837,547	3,680,875	36,604,749	3,334,612

WEIGHTED AVERAGE SHARES USED TO COMPUTE DILUTED NET LOSS PER COMMON SHARE	45,837,547	3,680,875	36,604,749	3,334,612

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MACROCHEM CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the nine months ended September 30, 2008 and 2007

(Unaudited)

	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(9,801,622)	$(4,868,180)
Adjustments to reconcile net loss to net cash used in operating activities:
In-process research and development	9,656,794	—
Depreciation and amortization	48,202	50,295
Stock-based compensation	654,871	456,482
Stock issued for services	120,000	—
(Gain)/loss on change in value of warrant liability	(3,886,206)	1,194,396
Changes in operating assets and liabilities, net of acquisition:
Prepaid expenses and other current assets	(35,977)	(20,478)
Accounts payable and accrued expenses	287,473	55,144

Net cash used in operating activities	(2,956,465)	(3,132,342)

CASH FLOWS FROM INVESTING ACTIVITIES:
Sales of short-term investments	759,247	2,652,192
Addition to patents	(42)	—
Expenditures for property and equipment	(3,140)	—
Payments for acquisition of Virium, net of cash acquired	(240,240)	—
Net cash provided by investing activities	515,825	2,652,192

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from debt issuance	400,000	—
Proceeds from note payable - related party	225,000	—
Repayment of debt	(575,000)	—
Net cash provided by financing activities	50,000	—

Net change in cash and cash equivalents	(2,390,640)	(480,150)
Cash and cash equivalents at beginning of period	2,423,519	738,264

Cash and cash equivalents at end of period	$32,879	$258,114

The Company did not pay any cash for income taxes during the three and nine month periods ended September 30, 2008 and 2007.

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

See Note 7 for the acquisition of Virium Pharmaceuticals, Inc and consideration (principally shares, warrants and assumption of $1,000,000 debt) issued /assumed.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MACROCHEM CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)          Basis of Presentation and Operations

The unaudited condensed consolidated financial statements included herein have been prepared by MacroChem Corporation (“MacroChem” or the “Company”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows of the Company at the dates and for the periods indicated. The results disclosed in the condensed consolidated statements of operations for the three and nine months ended September 30, 2008 are not necessarily indicative of the results to be expected for the full year. The unaudited condensed consolidated financial statements included herein should be read in conjunction with the audited financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.  The condensed consolidated balance sheet as of December 31, 2007 has been derived from the audited financial statements included in the Company’s Form 10-K for that year.

The Company has been engaged primarily in research and development since its inception in 1981 and has derived limited revenues from the commercial sale of its products, licensing of certain technology and feasibility studies. The Company has incurred losses from operations every year since its inception and the Company anticipates that losses will continue for the foreseeable future. At September 30, 2008, the Company’s accumulated deficit was $100,649,600. On July 10, 2008, the Company entered into an agreement and plan of merger with Access Pharmaceuticals, Inc.(“Access”). However, management believes that our continuation as a going concern depends on our ability to obtain additional financing, to consummate a strategic transaction or to make alternative arrangements to fund our operations.  There can be no assurance that the Company will be able to obtain additional financing, to consummate a strategic transaction, or to make alternative arrangements to fund our operations. The Company’s cash requirements may vary materially from those now planned because of changes in the focus and direction of its research and development programs, identification of additional product candidates and technologies, competitive and technical advances, patent developments or other developments related to the status of fund raising.  These matters raise substantial doubt about the Company’s ability to continue as a going concern.  The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

The 2008 Plan, 2001 Plan and the 1994 Plan state that the exercise price of options shall not be less than fair market value at the date of grant. As of September 30, 2008, there were outstanding options under all plans to purchase 5,651,988 shares of common stock with 6,003,545 shares remaining available for future grants under the 2001 and 2008 Plan.

Stock-Based Compensation

Effective January 1, 2006, the Company adopted SFAS No. 123(R), “Accounting for Stock-Based Compensation,” (“SFAS 123(R)”) using the modified prospective method, which results in the provisions of SFAS 123(R) being applied to the financial statements on a going-forward basis. SFAS 123(R) requires companies to recognize stock-based compensation awards granted to its employees as compensation expense on a fair value method. Under the fair value recognition provisions of SFAS 123(R), stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the service period, which generally represents the vesting period. The grant date fair value of stock options is calculated using the Black-Scholes option-pricing model and the grant date fair value of restricted stock is based on fair value on the date of grant.  The expense recognized over the service period is required to include an estimate of the awards that will be forfeited.

All stock-based awards to non-employees are accounted for at their fair market value in accordance with SFAS 123(R) and Emerging Issues Task Force No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” Under this method, the equity-based instrument was valued at either the fair value of the consideration received or the equity instrument issued on the date of grant. The resulting compensation cost was recognized and charged to operations over the service period, which was usually the vesting period.

For purposes of recording stock-based compensation expense as required by SFAS 123(R), the fair values of each stock option granted under the Company’s stock option plan for the three and nine months ended September 30, 2008 were estimated as of the date of grant using the Black-Scholes option-pricing model.

The fair values of all stock option grants issued were determined using the following assumptions:

	Three and Nine Months Ended September 30,
	2008	2007
Risk-free interest rate	2.00%	4.16%
Expected life of option grants	6 years	6 years
Expected volatility of underlying stock	110%	113%
Expected dividend yield	0%	0%

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

As share-based compensation expense is recognized based on awards ultimately expected to vest, it must be reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeiture rates are calculated based on actual historical forfeitures.

The expected life of employee stock options represents the weighted-average period the stock options are estimated to remain outstanding. The expected term of the options represents the estimated period of time until exercise and is based on historical experience of similar awards. The expected life of employee stock options is, in part, a function of the options’ remaining contractual life and the extent to which the option is in-the-money (i.e., the average stock price during the period is above the strike price of the stock option).

Stock Option Activity

Stock option activity for the nine months ended September 30, 2008 was as follows:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding December 31, 2007	3,020,249	$3.90	8.97	$—

Granted	4,840,000	$0.19	9.56	$—
Exercised	—	$—	—	$—
Cancelled or expired	(2,208,261)	$0.73	8.94	$—
Outstanding, September 30, 2008	5,651,988	$2.05	8.96	$—
Exercisable, September 30, 2008	2,352,940	$5.78	8.95	$—

As of September 30, 2008 there was $800,768 of total expected unrecognized compensation cost related to unvested stock options granted under the Company’s stock- based compensation plans. The cost is to be recognized over a period of up to three years.

The weighted average fair value of options granted during the nine months ended September 30, 2008 was $0.25

Restricted Stock Activity

On March 7, 2008, the Company issued 400,000 shares of common stock to a consultant to the Company for services to be performed in the first three quarters of 2008.  The common shares vested immediately and were not subject to forfeiture.  The common shares had a fair value of $120,000 on the grant date.

On April 22, 2008, the Company issued 75,000 shares of common stock to the Company’s Chairman Robert DeLuccia. The common shares vested immediately and were not subject to forfeiture. The common shares had a fair value of $22,500.

(3)          Commitments and Contingencies

Lease Commitments

The Company has the following commitments as of September 30, 2008:

	Payments Due in
	Total	2008	2009	2010

Occupancy Leases	$213,988	$33,788	$135,150	$45,050
Total	$213,988	$33,788	$135,150	$45,050

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

(4)          Stockholders’ Equity

Authorized Capital Stock

Authorized capital stock consists of 100,000,000 shares of $.01 par value common stock of which 45,873,412 shares are issued (45,872,883 are outstanding) and 29,942,508 are reserved for issuance upon exercise of common stock options and warrants at September 30, 2008.  Authorized preferred stock totals 6,000,000 shares, of which 500,000 shares have been designated Series A Preferred Stock, 600,000 shares have been designated Series B Preferred Stock and 1,500 shares have been designated Series C Cumulative Convertible Preferred Stock. On September 30, 2008, there were no shares of Series A, B or C Cumulative Preferred Stock outstanding.

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

Warrants

On October 10, 2007, in connection with the conversion of its Series C Preferred Stock to shares of common stock, warrants to purchase 8,648,102 shares of common stock previously issued with the Series C Preferred Stock have been reset to purchase 17,885,847 shares with an exercise price of $.60 per share pursuant to anti-dilution provisions in the warrants. On February 13, 2006, the Company closed a private placement in which institutional investors received six-year warrants to purchase 11,510,018 shares of the Company’s common stock at an exercise price of $0.60 per share (“Investor Warrants”). As of September 30, 2008, none of the $0.60 Investor Warrants had been exercised. The placement agent in the transaction received a warrant to purchase approximately 959,166 shares of common stock at a purchase price of $0.60 for a period of six years (“Placement Agent Warrants”). As of September 30, 2008, none of these $0.60 Placement Agent Warrants had been exercised. On December 23, 2005, the Company closed a private placement in which institutional investors received warrants to purchase 4,999,997 shares of common stock at an exercise price of $0.60 per share for a period of six years (“Investor Warrants”). As of September 30, 2008, 37,500 of these $0.60 Investor Warrants had been exercised. The placement agent in this transaction received a warrant to purchase approximately 416,666 shares of common stock at a purchase price of $0.60 for a period of six years (“Placement Agent Warrants”).  As of September 30, 2008, none of the $0.60 Placement Agent Warrants had been exercised. In accordance with EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (“EITF 00-19”), the Investor Warrants and the Placement Agent Warrants are included as a liability and valued at fair market value until the Company meets the criteria under EITF 00-19 for permanent equity due to a put option in the agreement. Changes in the fair value of such warrants are recorded as a charge or credit to operations each reporting period. The Company valued the Investor Warrants and the Placement Agent Warrants at $190,282 on September 30, 2008 using the Black-Scholes model with the following assumptions: a risk-free interest rate of 2.00%, volatility of 110%, expected life of 1 year and a dividend yield of 0%.

On October 10, 2007, the Company closed a private placement in which institutional investors received warrants to purchase 1,767,500 shares of common stock for a period of five years. The exercise price of the warrants is $0.60 per share. The placement agent also received warrants to purchase 589,166 shares of common stock for a period of five years. The exercise price of these warrants is $0.60. At September 30, 2008, none of these warrants had been exercised.

On April 19, 2005, the Company closed a private placement in which institutional investors and certain executive officers and directors of the Company received warrants to purchase 32,520 shares of common stock for a period of five years. The exercise price of the warrants is $14.70 per share for the institutional investors and $21.84 for the participating executive officers and directors. As of September 30, 2008, 6,012 of the $14.70 warrants issued to the institutional investors had been exercised and none of the $21.84 warrants issued to participating executive officers and directors had been exercised. The placement agent in this transaction received a warrant to purchase 1,190 shares of common stock at a purchase price of $14.70 for a period of five years. As of September 30, 2008, none of the $14.70 warrants issued to the placement agent had been exercised.

During 2004, the Company conducted a private placement in which primarily institutional investors received warrants to purchase an aggregate of 25,723 shares of common stock at a purchase price of $87.78 per share for a period of five years. As of September 30, 2008, none of the $87.78 warrants had been exercised.

On June 23, 2008, the Company entered into a $400,000 Convertible Note agreement with new holders of convertible promissory notes whose notes mature on December 6, 2008, subject to certain conditions. The note holders received warrants to purchase 100,000 shares of common stock at an exercise price of $.01 per share for a period of five years These warrants were valued at $24,000 using the Black Scholes model and are being amortized over the term of the debt. As of September 30, 2008, none of the warrants had been exercised.

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

As of September 30, 2008 and 2007, respectively there were 5,651,988 and 2,714,059 options and 38,244,282 and 17,885,848 warrants outstanding for the purchase of shares of common stock.  However, diluted per share amounts presented in the accompanying condensed consolidated statements of operations for the three and nine months ended September 30, 2008 and 2007 are the same as basic per share amounts because the assumed effects of the exercise of the Company’s options and warrants that were outstanding during all or part of the period would have been anti-dilutive due to the Company being in a net loss position.

(6)          Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 establishes a common definition of fair value to be used whenever GAAP requires (or permits) assets or liabilities to be measured at fair value, and does not expand the use of fair value in any new circumstances. It also requires expanded disclosure about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. On February 12, 2008, FASB issued proposed FASB Staff Position No. SFAS No. 157-2, “Effective Date of FASB Statement No. 157” which defers the effective date for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (that is, at least annually) to fiscal years beginning after November 15, 2008.  The Company adopted SFAS 157 for all financial assets and liabilities required to be measured at fair value on a recurring basis, prospectively from January 1, 2008. The application of SFAS 157 did not have a significant impact on the Company’s financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of FASB 115” (“SFAS 159”) which allows an entity to choose to measure certain financial instruments and liabilities at fair value. Subsequent measurements for the financial instruments and liabilities an entity elects to fair value will be recognized in earnings and this election is irrevocable. SFAS 159 also establishes additional disclosure requirements. SFAS 159 is effective for the Company beginning January 1, 2008. The Company has not elected to apply the fair value option to any of its financial instruments.

In December 2007, the FASB issued SFAS No.141 (revised 2007), “Business Combinations” (“SFAS 141R”). SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non controlling interest in the acquiree and the goodwill acquired. SFAS 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS 141R is effective beginning January 1, 2009. The Company is currently evaluating the potential impact of the adoption of SFAS 141R on its financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No.160, “Non Controlling Interests in Consolidated Financial Statements-an amendment of Accounting Research Bulletin

No. 51” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by the parties other than parent, the amount of the consolidated net income attributable to the parent and to the non controlling interest, changes in parent’s ownership interest, and the valuation of retained non controlling equity investments when a subsidiary is deconsolidated.  SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and interests of the non controlling owners. SFAS 160 is effective for the Company beginning January 1, 2009. The Company is currently evaluating the potential impact of the adoption of FAS 160 on its financial position, results of operations or cash flows.

In March 2008, the FASB issued SFAS No. 161 “Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 enhances disclosures about the Company’s derivative and hedging activities and thereby improves the transparency of financial reporting. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company is currently evaluating the potential impact of the adoption of SFAS 161 on its financial position, results of operations or cash flows.

On October 10, 2008, the FASB issued FSP No. SFAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active.” (“FSP SFAS 157-3”) clarifies the application of SFAS No. 157, “Fair Value Measurements,” in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP SFAS 157-3 is effective immediately, including prior periods for which financial statements have not been issued. The Company is currently evaluating the potential impact of the adoption of FSP SFAS 157-3 on its financial position, results of operations or cash flows.

(7)          Mergers

A.            Virium Pharmaceuticals, Inc

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

On June 6, 2008, the Company repaid a principal amount of $400,000 to the holder of the First Convertible Note together with accrued and unpaid interest thereon.  Further, on June 23, 2008, the Company repaid the unpaid principal balance of $100,000 together with accrued and unpaid interest thereon to the remaining holder of the First Convertible Note.   Additionally, the First Convertible Note was repaid, in part, with funds from new holders of convertible promissory notes whose notes mature on December 6, 2008. The new promissory notes have a principal amount of $400,000 and a warrant to purchase 100,000 shares of common stock at $.01.  The fair value of the warrants issued of $24,000 is recorded as debt discount and are being amortized to interest expense over the term of the debt. The notes have a 12% interest rate with accrued interest due on or prior to the 5 th  day of each calendar month. These notes are due to mature on the earlier of  1) closing of the next financing by the Company or 2) December 6, 2008.

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

Prior to the merger agreement,, SCO Capital Partners, LLC (“SCO LLC”) together with its affiliates Beach Capital LLC, SCO Securities LLC and SCO Capital Partners, L.P. (collectively with SCO LLC, “SCO”) was the owner of the outstanding common stock of MacroChem, including warrants to purchase certain shares, and also held a majority of the outstanding stock of Holdings and warrants to purchase 112,500 shares of Virium common stock. Pursuant to a Director Designation Agreement dated as of October 1, 2007 between MacroChem and SCO LLC, SCO LLC has the right to designate two individuals to serve on MacroChem’s board of directors for so long as SCO holds 20% of MacroChem’s outstanding common stock.  The current SCO director designees are Jeffrey B. Davis and Mark J. Alvino.  Mr. Davis is currently the president of SCO Securities LLC and Chief Executive Officer of Access Pharmaceuticals, Inc. Prior to the Effective Date, Mr. Davis was a director of Virium.  Mr. Alvino is a former Managing Director of SCO Financial Group LLC and currently an officer of Griffin Securities, Inc.  SCO Securities LLC acted as placement agent in connection with MacroChem’s 2006 private placement.

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

The acquisition of Virium on April 18, 2008 was accounted for by the Company under the purchase method of accounting in accordance with Statement of Financial Accounting Standards No. 141 “ Business Combinations”. Under the purchase method, assets acquired and liabilities assumed by the Company were recorded at their estimated fair values at the date of acquisition and the results of operations of the acquired company were consolidated with those of the Company from the date of acquisition

The total purchase price of $9,656,794, has been primarily allocated to be in-process research and development and is comprised of $6,869,618 related to the calculated value of the Company’s common stock issued of $0.30 per share, $2,441,696 of liabilities the Company assumed in addition to $143,020 of warrants issued to certain debt holders. Additionally, the Company incurred $240,240 in professional fees and gained $37,780 in assets.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net loss	$(794,321)	$(3,605,005)	$(10,125,596)	$(15,151,486)
Net loss per common share (basic and diluted)	$(0.02)	$(0.14)	$(0.22)	$(0.58)
Weighted average common shares outstanding (basic and diluted)	45,837,547	26,580,081	45,714,287	26,233,818

(a) The nine-months ended September 30, 2008 and 2007 includes a non-recurring charge of $9,656,794 for in-process research and development.

(8)        Merger -Access Pharmaceuticals, Inc.

On July 10, 2008, Access Pharmaceuticals, Inc. (OTC BB: ACCP.OB) announced it had signed an agreement and plan of merger with MacroChem, pursuant to which MacroChem is expected to be merged with and into a wholly-owned subsidiary of Access Pharmaceuticals Inc. The merger transaction is expected to close in the fourth quarter of 2008.  Holders of MacroChem common shares and inthe money MacroChem warrants will receive an aggregate of 2,500,000 shares of common stock of Access as merger consideration at the closing of the merger. All other options and warrants of MacroChem which are unexercised at the Effective Time of the merger shall automatically be cancelled and void.

(9)        Note Purchase Agreement

On August 27, 2008, the Company entered into a Note Purchase Agreement with Access, pursuant to which Access has loaned us an initial loan amount of $225,000 and agreed to loan additional funds to us as required to operate the Company’s business.  The note is due upon the earlier of December 31, 2008 or the date of termination of the agreement and plan of the merger transaction.  The Company agreed to pay interest to Access at the rate of 10% per annum.

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

General

We are a specialty pharmaceutical company that develops and seeks to commercialize pharmaceutical products. As of September 30, 2008, our portfolio of proprietary product candidates are based on our drug delivery technologies: SEPA, MacroDerm and DermaPass. Our SEPA topical drug delivery technology (SEPA is an acronym for “Soft Enhancement of Percutaneous Absorption,” where “soft” refers to the reversibility of the skin effect, and “percutaneous” means “through the skin”) enhances the efficiency and rate of diffusion of drugs into and through the skin. Our patented MacroDerm drug delivery technology encompasses a family of low to moderate molecular weight polymers that impede dermal drug or chemical penetration. We have also filed a patent application for our DermaPass family of transdermal absorption enhancers that have a different drug delivery profile than SEPA, which we believe could be used with a wider range of active pharmaceutical ingredients. Our product candidates include two clinical stage investigational new drugs: EcoNail, for the treatment of fungal infections of the nails and pexiganan, for the treatment of mild diabetic foot infection (DFI). We believe that products incorporating our drug delivery technologies may allow selected drugs to be administered more effectively and with improved patient compliance compared to alternative methods of drug administration, such as ingestion and injection.

Since inception, we have been engaged primarily in research and development. We have not generated any meaningful revenues from operations and we have sustained significant operating losses. We anticipate that we will continue to incur significant losses for the foreseeable future. We cannot guarantee that we will be successful in commercializing our products, or that we will ever become profitable. As of September 30, 2008, we had an accumulated deficit of $100,649,600. Our product candidates are in discovery or developmental stages and must undergo a rigorous regulatory approval process, which includes costly and extensive pre-clinical and clinical testing, to demonstrate safety and efficacy before we can market any resulting product. To date, neither the FDA nor any of its international equivalents has approved any of our product candidates for marketing.

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

The Company entered into an agreement and plan of merger with Access Pharmaceuticals, Inc. on July 10, 2008. As of September 30, 2008, our existing cash, cash equivalents and short term investments totaled $32,879. The Company’s continuation as a going concern depends on its ability to obtain additional financing, to consummate a strategic transaction or to make alternative arrangements to fund its operations, which cannot be guaranteed. There can be no assurance that the Company will be able to obtain additional financing, to consummate a strategic transaction, or to make alternative arrangements to fund its operations. The Company’s cash requirements may vary materially from those now planned because of changes in the focus and direction of its research and development programs, identification of additional product candidates and technologies, competitive and technical advances, patent developments or other developments related to the status of fund raising.

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

Because a significant portion of our research and development expenses (including laboratory supplies, travel, dues and subscriptions, temporary help costs, consulting costs and allocable costs such as occupancy and depreciation) benefit multiple projects or our drug delivery technologies in general, we do not track these expenses by project. For the three months ended September 30, 2008, we spent $385,997 on research and development costs  primarily related to the clinical trial for Econail. For the three month period ended September 30, 2007, we spent $490,788 on research and development, including $127,913 in costs associated with a clinical trial for Econail, and $314,284  in costs associated with the in licensing of Suponex (pexiganan acetate) and $48,591 in costs not specifically tracked to a project.

For the nine-month period ended September 30, 2008, we spent $916,940 on research and development including $614,700 in costs associated with a clinical trial for Econail, $295,110 in costs associated with the in-licensing of pexiganan acetate from Geneara, and $7,130 in costs not specifically tracked to a project. Opterone was not in clinical trial in 2008.  For the nine months ended September, 2007 we spent $1,047,187 on research and development, including $592,742 in costs associated with a clinical trial for Econail and $314,824 in costs associated with the in licensing of Suponex (pexignan acetate) and $140,861 in costs not specifically tracked to a project.

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

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. The following is a brief discussion of the more significant accounting policies and methods that affect the judgments and estimates used in the preparation of our condensed consolidated financial statements.

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

Results of Operations

We had $1,326 and no revenues for the three- month periods ended September 30, 2008 and 2007, respectively, and had $2,652 and no revenues for the nine- month periods ended September 30, 2008 and 2007, respectively. The increases in revenue is due to the recognition of an up-front fee of $50,000 assumed from Virium merger. This fee is being recognized over life of the agreement. For the year ending December 31, 2008 and the foreseeable future, we expect to have any meaningful revenues.

        For the three- month period ended September 30, 2008, research and development costs decreased $104,791, or 21% to $385,997 from $490,788 in the three- month period ended September 30, 2007. The decrease is primarily attributable to the completion of previous clinical trials.

For the nine- month period ended September 30, 2008, research and development costs decreased by $130,247, or 12 % to $916,940 from $1,047,187 in the nine- month period ended September 30, 2007. This decrease is primarily attributable to the decrease in spending on clinical trials as well as a decrease in general research and development consulting costs.

For the three- month period ended September 30, 2008, marketing, general and administrative costs decreased by $109,524, or 13% to $742,401 from $851,925 in the three- month period ended September 30, 2007. This decrease is primarily attributable to a decrease in public relation fees of $88,030 and a decrease in officers’ salaries by $57,093. This increase was partially offset by an increase in office rents of $55,548

For the nine- month period ended September 30, 2008, marketing, general and administrative costs increased by $208,266, or 8% to $2,962,453 from $2,754,187 in the nine- month period ended September 30, 2007. The increase is primarily attributable to an increase in stock based compensation of $242,389, severance payments of $158,786, financial advisory services of $101,804 and rent expense of $114,489. This increase was partially offset by decreases in public relations fees of $237,390, patent search fees of $119,642 and franchise tax fees of $42,260.

Other income and expense decreased by $270,167 due to a gain of  $332,751 in the three- month period ended September 30, 2008 compared with a gain of  $602,918 in the three- month period ended September 30, 2007. The decrease is primarily attributable to a decrease in the loss associated with the change in value of the warrant liability of  $177,984 for the three- month period ended September 30, 2008. Interest expense increased by $83,373 in the three- month period ended September 30, 2008 from $0 in the three- month period ended September 30, 2007. The increase in interest expense is payments due to debt holders assumed from the Virium merger agreement.

Other income and expense increased by $4,798,719 due to a gain of $3,731,913 in the nine- month period ended September 30, 2008 compared with a loss of $1,066,806 in the nine- month period ended September 30, 2007. The increase is primarily attributable to an increase in the gain associated with the change in value of the warrant liability of $5,080,602 for the nine month period ended September 30, 2008. Interest expense increased by $186,856 in the nine- month period ended September 30, 2008 from $0 in the nine- month period ended September 30, 2007. The increase in interest expense is payments due to debt holders assumed from the Virium merger agreement.

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

For the reasons described above, the Company’s  condensed consolidated financial statements reflect a net loss of $794,321 in the three- month period ended September 30, 2008 compared with a net loss of $739,795 in the three- month period ended September 30, 2007. For the nine- month period ended September 30, 2008, the Company’s condensed consolidated financial statements reflect a net loss of $9,801,622 compared with a net loss of $4,868,180 for the nine- months ended September 30, 2007.

Liquidity and Capital Resources

Since inception, our primary source of funding for our operations has been the private and public sale of our securities, and, to a lesser extent, the licensing of our proprietary technology and products, research collaborations, feasibility studies, government grants and the limited sales of products and test materials.

At September 30, 2008, working capital was approximately $(2,896,505), compared to $1,613,120 at September 30, 2007. The decrease in our working capital reflects use of funds for operations.

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

As of September 30, 2008, we had $32,879 in cash, cash equivalents and short-term investments. On July 10, 2008, the Company entered into an agreement and plan of merger with Access Pharmaceuticals Inc. The Company’s continuation as a going concern depends on its ability to obtain additional financing, to consummate a strategic transaction or to make alternative arrangements to fund its operations, which cannot be guaranteed. Our cash requirements may vary materially from those now planned because of changes in the focus and direction of our research and development programs, competitive and technical advances, patent developments or other developments. To continue to operate, the Company will require significant additional funding. The Company is assessing opportunities to raise capital and expects to continue financing operations through sales of securities, strategic alliances and other financing vehicles, if any, that might become available to the Company on terms that it deems acceptable. The Company cannot assure that sufficient funds will be available to the Company, if they are available at all, to enable the Company to continue to operate. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We do not enter into financial instrument transactions for trading or speculative purposes. We do not intend to establish any special purpose entity and do not have any material off balance sheet financing transactions. We do not believe that inflation will have any significant effect on the results of our operations.

Recent Accounting Pronouncements

In September 2006, the FASB issued FAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 establishes a common definition of fair value to be used whenever GAAP requires (or permits) assets or liabilities to be measured at fair value, and does not expand the use of fair value in any new circumstances. It also requires expanded disclosure about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. On February 12, 2008, the FASB issued proposed FASB Staff Position No. SFAS No. 157-2, “Effective Date of FASB Statement

No. 157” which defers the effective date for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (that is, at least annually) to fiscal years beginning after November 15, 2008. The Company adopted SFAS 157 for all financial assets and liabilities required to be measured at fair value on a recurring basis, prospectively from January 1, 2008. The application of SFAS 157 did not have a significant impact on the Company’s financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – including an amendment of FASB 115” (“SFAS 159”), which allows an entity to choose to measure certain financial instruments and liabilities at fair value. Subsequent measurements for the financial instruments and liabilities an entity elects to fair value will be recognized in earnings and this election is irrevocable. SFAS 159 also establishes additional disclosure requirements. SFAS 159 is effective for the Company beginning January 1, 2008. The Company has not elected to apply the fair value option to any of its financial instruments.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”). SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non controlling interest in the acquiree and the goodwill acquired. SFAS 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS 141R is effective beginning January 1, 2009. The Company is currently evaluating the potential impact of the adoption of SFAS 141R on its financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, “Non Controlling Interests in Consolidated Financial Statements-an amendment of Accounting Research Bulletin No. 51” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by the parties other than parent, the amount of the consolidated net income attributable to the parent and to the non controlling interest, changes in parent’s ownership interest, and the valuation of retained non controlling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and interests of the non controlling owners. SFAS 160 is effective for the Company beginning January 1, 2009. The Company is currently evaluating the potential impact of the adoption of SFAS 160 on its financial position, results of operations or cash flows.

In March 2008, the FASB issued SFAS No.161, “Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No.133” (“SFAS 161”). SFAS161 enhances disclosures about the Company’s derivative and hedging activities and thereby improves the transparency of financial reporting. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company is currently evaluating the potential impact of the adoption of SFAS 161 on its financial position, results of operations or cash flows.

On October 10, 2008, the FASB issued FSP No. SFAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active.” FSP SFAS 157-3 clarifies the application of SFAS No. 157, “Fair Value Measurements,” in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP SFAS 157-3 is effective immediately, including prior periods for which financial statements have not been issued. The Company is currently evaluating the potential impact of the adoption of SFAS 157-3 on its financial position, results of operations or cash flows.

Mergers.

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

On July 10, 2008, Access Pharmaceuticals, Inc. (OTC BB: ACCP.OB) announced it had signed an agreement and plan of merger with MacroChem pursuant to which MacroChem is expected to be merged with and into a wholly-owned subsidiary of Access. The merger transaction is expected to close in the fourth quarter of 2008.  Holders of MacroChem common shares and in- the- money MacroChem warrants will receive an aggregate of 2,500,000 shares of common stock of Access Pharmaceuticals as merger consideration. All other options and warrants of MacroChem which are unexercised at the Effective Time of the merger shall automatically be cancelled and void.

Other Events.

On August 27, 2008, we entered into a Note Purchase Agreement with Access, pursuant to which Access has loaned us an initial loan amount of $225,000 and agreed to loan additional funds to us as required to operate our business.  The note is due upon the earlier of December 31, 2008 or the date of termination of the agreement and plan of the merger transaction.  We have agreed to pay interest to Access at the rate of 10% per annum.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Cash, Cash Equivalents and Short-Term Investments

As of September 30, 2008, we were exposed to market risks, which relate primarily to changes in U.S. interest rates. Our cash equivalents and short-term investments are subject to interest rate risk and will decline in value if interest rates increase. Due to the short duration of these financial instruments, generally one year or less, changes in interest rates would not have a material effect on our financial position. A hypothetical 10% change in interest rates would not have a material effect on our Condensed Consolidated Statements of Operations or Cash Flows for the three and nine months ended September 30, 2008.

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

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1A.         Risk Factors.

Except as set forth below, there have been no material changes to the risk factors included in Item 1A of Part I of our annual Report on Form 10-K for the year ended December 31, 2007.

The Company may not continue as a going concern if the merger with Access Pharmaceuticals is not consummated.

The Company signed the merger agreement with Access Pharmaceuticals on July 10, 2008 and expects to close the transaction in the fourth quarter of 2008 at which time the Company would become a wholly-owned subsidiary of Access.  If for any reason the merger transaction is not consummated, the Company may not be able to continue as a going concern because the Company no longer has any significant cash resource to fund operations.  If the Company cannot continue as a going concern, you will lose all or a substantial portion of any investment in the Company.

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

MacroChem Corporation
(Registrant)

November 19, 2008	/s/ David P. Luci
David P. Luci
(Principal Executive & Financial Officer)

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